Form 10-Q
period 2018-09-30
Scholar Rock Holding Corp
filed 2018-11-08
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes  ☐    No  ☒

The number of outstanding shares of the Registrant’s Common Stock as of November 1, 2018 was 25,237,160.

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
•

the success, cost and timing of our other product development activities, preclinical studies and clinical trials, including statements regarding our ability to identity a potential product candidate and lead indication in our TGFβ1 program, the timing of initiation and completion of preclinical studies or clinical trials and related preparatory work, and the timing of the availability of the results of these studies and trials;

•	our success in identifying and executing a development program for additional indications for SRK‑015 and our TGFβ1 program;
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

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection;
•	our ability and the potential to successfully manufacture our product candidates for clinical trials and for commercial use, if approved;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in combination with others;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing, including our expected use of proceeds from our initial public offering; and
•	other risks and uncertainties, including those listed under Part II, Item 1A, Risk Factors.

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

SCHOLAR ROCK HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except unit, share, and per share data)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$103,986	$56,461
Marketable securities	—	1,498
Prepaid expenses and other current assets	2,201	1,242
Total current assets	106,187	59,201
Property and equipment, net	2,626	2,181
Restricted cash	205	205
Other long-term assets	—	50
Total assets	$109,018	$61,637
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,809	$1,359
Accrued expenses	3,360	2,796
Deferred rent	—	228
Loan payable	578	641
Capital lease payable	14	—
Total current liabilities	5,761	5,024
Long-term portion of deferred rent	886	468
Long-term portion of loan payable	—	398
Long-term portion of capital lease payable	28	—
Warrant to purchase redeemable security	—	37
Total liabilities	6,675	5,927
Commitments and contingencies (Note 9)
Convertible preferred stock (Series A-1, A-2, A-3, A-4, B and C), $0.001 par value; no shares authorized, issued or outstanding as of September 30, 2018; 43,157,651 shares authorized and 43,135,911 shares issued and outstanding as of December 31, 2017 (aggregate liquidation preference of $109,561 as of December 31, 2017).	—	109,232
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 and no shares authorized at September 30, 2018 and December 31, 2017, respectively; no shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized and 25,241,766 shares issued and outstanding as of September 30, 2018; 60,000,000 shares authorized and 3,970,586 shares issued and outstanding as of December 31, 2017	25	4
Additional paid-in capital	194,204	4,001
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(91,886)	(57,525)
Total stockholders’ equity (deficit)	102,343	(53,522)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$109,018	$61,637

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except unit, share, per unit and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$8,061	$4,778	$26,185	$13,057
General and administrative	3,173	1,164	8,947	3,514
Total operating expenses	11,234	5,942	35,132	16,571
Loss from operations	(11,234)	(5,942)	(35,132)	(16,571)
Other income (expense):
Interest income, net	472	9	828	32
Other expense, net	—	4	(56)	1
Total other income	472	13	772	33
Net loss	$(10,762)	$(5,929)	$(34,360)	$(16,538)
Net loss per share, basic and diluted	$(0.44)		$(2.72)
Net loss per unit, basic and diluted		$(3.70)		$(10.32)
Weighted average common shares outstanding, basic and diluted	24,310,681		12,647,032
Weighted average common units outstanding, basic and diluted		1,603,088		1,603,088

Comprehensive loss:
Net loss	$(10,762)	$(5,929)	$(34,360)	$(16,538)
Other comprehensive income:
Unrealized gain on marketable securities	—	13	2	14
Total other comprehensive income	—	13	2	14
Comprehensive loss	$(10,762)	$(5,916)	$(34,358)	$(16,524)

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(34,360)	$(16,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	567	497
Equity-based compensation	3,057	689
Amortization of deferred rent	190	(155)
Deferred payroll tax credit	199	—
Other	95	35
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,108)	(1,704)
Accounts payable	294	1,656
Accrued expenses	543	(159)
Net cash used in operating activities	(30,523)	(15,679)
Cash flows from investing activities:
Purchase of property and equipment	(791)	(247)
Sales and maturities of marketable securities	1,499	12,014
Net cash provided by investing activities	708	11,767
Cash flows from financing activities:
Principal payments on loan payable	(500)	(500)
Proceeds from initial public offering of common stock, net of issuance costs	77,839	—
Payment of capital lease obligation	(2)	—
Proceeds from stock option exercises	3	—
Proceeds from issuance of Series B convertible preferred units, net of issuance costs	—	4,285
Net cash provided by financing activities	77,340	3,785
Net increase (decrease) in cash and cash equivalents and restricted cash	47,525	(127)
Cash and cash equivalents and restricted cash, beginning of period	56,666	10,238
Cash and cash equivalents and restricted cash, end of period	$104,191	$10,111
Supplemental disclosure of non-cash items:
Property and equipment purchases in accounts payable and accrued liabilities	$177	$59
Supplemental cash flow information:
Cash paid for interest	$27	$41
Purchase under capital lease	$44	$—

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

Since its inception, the Company’s operations have focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect, as well as establishing the Company’s intellectual property portfolio and performing research and development activities. The Company has primarily financed its operations through various equity and debt financings, including the initial public offering of its common stock (the “IPO”) in May 2018.

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

The Company has determined that the receipt of the aggregate net proceeds from the IPO has alleviated the substantial doubt about the Company’s ability to continue as a going concern. The Company has incurred annual net operating losses in every year since its inception. The Company had an accumulated deficit of $91.9 million at September 30, 2018, and will require substantial additional capital to fund its operations. The Company has never generated any product revenue. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate product revenue or revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s business, results of operations, and financial condition.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update, or ASU, No. 2016‑02, Leases (Topic 842), which supersedes all existing lease guidance. The new standard requires a company to recognize lease assets and liabilities for leases previously classified as operating leases. The new standard will be effective for the Company on January 1, 2019. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. In July 2018, the FASB issued ASU 2018-11, which provides companies an additional, optional, transition method. This optional method allows companies to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is continuing to evaluate the new lease guidance and is in the process of evaluating its existing population of contracts to ensure the identification of all contracts that meet the definition of a lease contract under the new standard is complete. As a result, the Company is currently assessing the impact that adoption of this guidance will have on its financial statements and footnote disclosures and it anticipates that adoption of this standard will result in an increase in assets and liabilities as the Company recognizes the rights and obligations related to its leases.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.  The new standard will be effective for the Company on January 1, 2019. Early adoption is permitted. The standard expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. Under the amended guidance, equity-classified share-based payment awards issued to nonemployees will be measured at grant date fair value. Upon transition, the entity is required to remeasure these nonemployee awards at fair value as of the adoption date. The Company is currently evaluating the new guidance but does not expect that adoption of this standard will have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new standard will align the requirements for capitalizing implementation costs for hosting arrangements (services) with costs for internal-use software (assets). As a result, certain implementation costs incurred in hosting arrangements will be deferred and amortized. The new standard will be effective for the Company on January 1, 2020. Early adoption is permitted. The Company is currently evaluating the potential impact that adoption of this standard may have on the Company's financial position and results of operations.

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 (in thousands):

	Fair Value Measurements at September 30, 2018
	Total	Level 1	Level 2		Level 3
Assets:
Money market funds, included in cash and cash equivalents	$103,137	$103,137	$		$
Total assets	$103,137	$103,137		$—		$—

	Fair Value Measurements at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$55,291	$55,291	$—	$—
Marketable securities:
U.S. Treasury obligations	1,498	1,498	—	—
Total assets	$56,789	$56,789	$—	$—
Liabilities:
Warrant to purchase redeemable security	$37	$—	$—	$37
Total liabilities	$37	$—	$—	$37

There were no transfers between fair value measurements levels during the three or nine months ended September 30, 2018 or 2017.

Cash and cash equivalents and marketable securities include investments in money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 as of September 30, 2018 and December 31, 2017.

The carrying amounts reflected in the balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at September 30, 2018 and December 31, 2017, due to their short-term nature. The Company believes the terms of the loan payable reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximates its fair value based on Level 3 of the fair value hierarchy.

Upon the completion of the IPO, the Company’s outstanding warrant to purchase preferred stock converted into a warrant to purchase common stock and the Company reclassified the fair value of the warrant to additional paid-in capital. The following table presents activity in the preferred stock warrant during the nine months ended September 30, 2018 (in thousands):

Balance at December 31, 2017	$(37)
Change in fair value of warrant included in other income (expense), net	(56)
Reclassification to additional paid-in capital upon consummation of the IPO	93
Balance at September 30, 2018	$—

The change in fair value of the warrant included in other income (expense), net for the three and nine months ended September 30, 2018 was $0 and $(0.1) million, respectively.

4. Marketable Securities

The Company did not have any available-for-sale investments as of September 30, 2018.

The following table summarizes the Company’s investments as of December 31, 2017 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$1,500	$—	$(2)	$1,498
Total available-for-sale securities	$1,500	$—	$(2)	$1,498

5. Property and Equipment, Net

As of September 30, 2018 and December 31, 2017, property and equipment, net consists of the following (in thousands):

	As of
	September 30,	December 31,
	2018	2017
Laboratory equipment	$2,858	$2,074
Furniture & fixtures	219	151
Machinery & equipment	75	7
Leasehold improvements	1,511	1,498
Construction in progress	80	—
	4,743	3,730
Less: Accumulated depreciation and amortization	(2,117)	(1,549)
	$2,626	$2,181

As of September 30, 2018 and December 31, 2017, assets under capital lease with a cost basis of $44,000 and $0 were included in property and equipment, respectively.

6. Accrued Expenses

As of September 30, 2018 and December 31, 2017, accrued expenses consist of the following (in thousands):

	As of
	September 30,	December 31,
	2018	2017
Accrued payroll and related expenses	$1,794	$1,174
Accrued external research and development expense	1,163	1,225
Accrued professional and consulting expense	339	382
Accrued other	64	15
	$3,360	$2,796

7. Common Stock and Preferred Stock

In connection with the consummation of the IPO, on May 29, 2018 the Company filed an amended and restated certificate of incorporation, which increased the number of shares of common stock authorized for issuance thereunder by 90,000,000 shares to 150,000,000 shares and also authorized for issuance 10,000,000 shares of Preferred Stock, par value $0.001. As of September 30, 2018, no shares of the Preferred Stock were issued or outstanding.

8. Equity-Based Compensation

The Company recorded equity-based compensation expense related to all equity-based awards for employees and nonemployees, which was allocated as follows in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development expense	$453	$145	$1,240	$370
General and administrative expense	1,033	56	1,817	319
	$1,486	$201	$3,057	$689

Equity-based compensation during the three and nine months ended September 30, 2018 includes $0.3 million related to modifications of equity awards in connection with the intended retirement of the Company’s Chief Operating Officer and Head, Corporate Development, effective December 31, 2018.

Restricted Stock

The following table summarizes restricted common stock activity as of September 30, 2018:

		Weighted
		Average Fair
		Value per Share
	Number of Shares	at Issuance
Restricted common stock as of December 31, 2017	1,220,085	$5.77
Granted	—	$
Vested	(353,549)	$5.77
Forfeited	(3,219)	$5.77
Restricted common stock as of September 30, 2018	863,317	$5.77

As of September 30, 2018, the Company had unrecognized equity-based compensation expense of $4.0 million related to restricted stock issued to employees and directors, which is expected to be recognized over a period of 1.7 years.

Stock Options

The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2018:

		Weighted	Weighted
	Number of	Average Exercise	Average Remaining	Aggregate Intrinsic
	Shares	Price	Contractual Term	Value
			(in years)	(in thousands)
Outstanding as of December 31, 2017	—	$—	—	$—
Granted	1,509,705	9.64	—	—
Exercised	(449)	5.77	—	—
Forfeited	(8,525)	7.73	—	—
Outstanding as of September 30, 2018	1,500,731	$9.65	9.52	$24,157
Options exercisable as of September 30, 2018	119,066	$8.73	9.47	$2,017

Using the Black-Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the nine months ended September 30, 2018 was $6.81.

The following assumptions were used in determining the fair value of options granted to employees and non-employees:

	Nine Months Ended September 30, 2018
	Employees	Non-Employees
Risk-free interest rate	2.76%	3.05%
Expected dividend yield	—%	-%
Expected term (years to liquidity)	6.12	9.39
Expected volatility	81.58%	76.80%

As of September 30, 2018, the Company has unrecognized equity-based compensation expense related to its employee stock options of $9.0 million which the Company expects to recognize over the remaining weighted average vesting period of 3.4 years.

9. Commitments and Contingencies

The Company enters into agreements in the normal course of business with vendors for preclinical research and development studies, preclinical and clinical supply and manufacturing services, clinical trial services, professional consultants for expert advice and other vendors for other services for operating purposes.

Operating Leases

Facility Lease

In March 2015, the Company entered into a five‑year lease for approximately 11,600 square feet of laboratory and office space at 620 Memorial Drive, Cambridge, Massachusetts, as amended in February 2016 (the ‘‘lease’’). The lease was further amended in February 2018, to add an additional 9,132 square feet (the ‘‘expansion space’’) at the current location and to extend the lease term (the ‘‘amended lease’’). The amended lease expires in July 2023. Rent for the facility lease, including the expansion space, increases from $1.4 million a year to $1.7 million a year over the term of the lease.

Legal Proceedings

The Company is not currently a party to any material legal proceedings.

10. Loan Payable

In August 2015, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (‘‘SVB’’), which provided the Company an equipment line of credit of up to $2.0 million to finance the purchase of eligible equipment. The loan balance at September 30, 2018 and December 31, 2017 was $0.6 million and $1.0 million, respectively.

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

The Company did not recognize any revenue from its option and license agreement with Janssen in the three or nine-month periods ended September 30, 2018 or September 30, 2017, respectively.

12. Net Loss per Share

Prior to the Reorganization, the Company calculated basic net loss per unit by dividing net loss by the weighted average number of common units outstanding. Subsequent to the Reorganization, the Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding, excluding restricted common stock. The Company calculates diluted net loss per unit and diluted net loss per share by dividing net loss by the weighted average number of common units outstanding or weighted average number of common shares outstanding, as applicable, after giving consideration to the dilutive effect of convertible preferred units, convertible preferred stock, incentive units, restricted common stock, warrants and stock options that are outstanding during the period. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per unit and net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive. The significant increase in shares outstanding in the second quarter of 2018 is expected to impact the year-over-year comparability of the Company’s net loss per share calculations for the next nine months.

The following table sets forth the outstanding common unit or common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per unit or share for the periods indicated because their inclusion would have been anti-dilutive (in common unit or common stock equivalent shares, as applicable):

	Three and Nine Months Ended September 30,
	2018	2017
Convertible preferred units	—	10,536,765
Incentive units	—	2,292,164
Restricted common stock	863,317	—
Warrant	7,614	7,614
Stock options	1,500,731	—
	2,371,662	12,836,543

13. Related Party Transactions

Licensing Agreement

Pursuant to a license agreement with Children’s Medical Center Corporation (‘‘CMCC’’), a holder of shares of the Company’s common stock, the Company incurred $10,000 for a CMCC annual license maintenance fee in 2017, which was paid in 2018.  The Company did not make any payments for the CMCC license maintenance fees during the three and nine months ended September 30, 2017, respectively. The Company paid $0 and $10,000 during the three and nine months ended September 30, 2018, respectively. The obligation continues until the agreement is terminated. The Company will also be responsible for up to $1.3 million of development milestone payments through the first regulatory approval of a licensed product, tiered royalty payments of low single-digit percentages on net sales of licensed products in the event that the Company realizes sales from products covered by the license agreement, which are products developed using the Company’s proprietary platform that are covered by a valid claim contained in any patent under the license agreement, and between 10% to 20% of non-royalty income attributable to a sublicense of the CMCC rights. The Company recorded such payments as research and development expense in the statements of operations. There was $10,000 and $0 due to CMCC under this license agreement at December 31, 2017 and September 30, 2018.

Consulting Agreements

The Company entered into consulting agreements on October 10, 2012 with its two scientific co-founders to provide services related to the advancement of the research and development platform of the company.

The consulting arrangements are on a fixed-fee basis, paid quarterly. The initial contract terms were four years and terminated on October 10, 2016. The contracts were extended for an additional four year period. The Company incurred $40,000 and $120,000 for the three and nine months ended September 30, 2018 and September 30, 2017, respectively. There are no amounts due under these consulting agreements at December 31, 2017 or September 30, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10‑Q, or the Quarterly Report, and the audited financial information and the notes thereto included in our final prospectus for our initial public offering filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, which was filed with the Securities and Exchange Commission, or the SEC, on May 24, 2018, or the Prospectus.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report, including those risks identified under Part II, Item 1A. Risk Factors.

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

Overview

We are a biopharmaceutical company focused on the discovery and development of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role. Our newly elucidated understanding of the molecular mechanisms of growth factor activation enabled us to develop a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target these signaling proteins at the cellular level. We believe this approach, acting in the disease microenvironment, avoids the historical challenges associated with inhibiting growth factors for therapeutic effect. We believe our focus on biologically validated growth factors may facilitate a more efficient development path. We are advancing our lead product candidate, SRK‑015, a selective inhibitor of the activation of the growth factor myostatin in skeletal muscle, into clinical development for the treatment of spinal muscular atrophy, or SMA. In March 2018, we filed an Investigational New Drug application, or IND, with the U.S. Food and Drug Administration, or FDA, for SRK‑015 and initiated our Phase 1 clinical trial in May 2018. The FDA has granted orphan drug designation for SRK‑015 for the treatment of SMA. In addition, utilizing our proprietary platform, we are also creating a pipeline of novel product candidates with the potential to transform the lives of patients suffering from a wide range of serious diseases, including other neuromuscular disorders, cancer, fibrosis and anemia.

In May 2018, we completed an initial public offering, or IPO, of our common stock, and issued and sold 6,164,000 shares of common stock, including all additional shares available to cover over-allotments, at a public offering price of $14.00 per share, resulting in net proceeds of $77.8 million after deducting underwriting discounts and commissions and other offering expenses payable by us. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 15,109,950 shares of common stock and our outstanding warrant to purchase preferred stock converted into a warrant to purchase 7,614 shares of common stock.

Since inception, we have incurred significant operating losses. Our net losses were $10.8 million and $5.9 million for the three months ended September 30, 2018 and 2017, respectively, and $34.4 million and $16.5 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $91.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition, we anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue research and development activities for SRK‑015, our lead product candidate, which is currently in Phase 1 first-in-human clinical trial;
•	continue to discover, validate and develop additional product candidates including from our program focused on inhibitors of the activation of transforming growth factor beta 1, or TGFβ1;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional research, development and business personnel; and
•	operate as a public company.

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

Financial Operations Overview

Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for our research and development activities, including our product candidate discovery efforts, preclinical studies, manufacturing, and clinical trials  under our research programs, which include:

•	employee-related expenses, including salaries, benefits and equity-based compensation expense for our research and development personnel;
•	costs of funding research performed by third parties that conduct research and development and preclinical activities on our behalf;
•	cost of manufacturing clinical supply related to SRK‑015 and any of our future product candidates;
•	cost of conducting clinical trials of SRK‑015 and any of our future product candidates;
•	consulting and professional fees related to research and development activities;
•	costs of purchasing laboratory supplies and non-capital equipment used in our internal research and development activities;
•	costs related to compliance with clinical regulatory requirements; and
•	facility costs and other allocated expenses, which include expenses for rent and maintenance of facilities, insurance, depreciation and other supplies.

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

A significant portion of our research and development costs have been external costs, which we track on a program-by-program basis after a clinical product candidate has been identified. Our internal research and development costs are primarily personnel-related costs, depreciation and other indirect costs. We do not track our internal research and development expenses on a program-by-program basis as they are deployed across multiple projects.

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

General and Administrative

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and equity-based compensation expenses for personnel in executive, finance, business development, investor relations, legal, information technology and human resources functions. Other significant general and administrative expenses include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting and consulting services.

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

Interest Income, Net

Interest income, net consists primarily of interest income earned on our cash and cash equivalents and marketable securities, net of interest expense incurred on our credit facility, including amortization of debt discount and debit issuance costs, and capital leases.

Other Expense, Net

Other expense, net consists primarily of non-cash changes in the fair value of warrants issued in connection with our credit facility.

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2018	2017	$	%
Operating expenses:
Research and development	$8,061	$4,778	$3,283	68.7%
General and administrative	3,173	1,164	2,009	172.6%
Total operating expenses	11,234	5,942	5,292	89.1%
Loss from operations	(11,234)	(5,942)	(5,292)	89.1%
Other income (expense):
Interest income (expense), net	472	9	463	NM *
Other income (expense), net	—	4	(4)	NM *
Total other income	472	13	459	NM *
Net loss	$(10,762)	$(5,929)	$(4,833)	81.5%

* NM means not meaningful.

Research and Development

Research and development expense was $8.1 million for the three months ended September 30, 2018 compared to $4.8 million for the three months ended September 30, 2017, an increase of $3.3 million or 68.7%. The following table summarizes our research and development expense for the three months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2018	2017	$	%
External costs by program
SRK-015	$1,971	$1,713	$258	15.1%
Other early development candidates and unallocated costs	1,416	424	992	234.0%
Total external costs	3,387	2,137	1,250	58.5%
Internal costs:
Employee compensation and benefits	3,108	1,620	1,488	91.9%
Facility and other	1,566	1,021	545	53.4%
Total internal costs	4,674	2,641	2,033	77.0%
Total research and development expense	$8,061	$4,778	$3,283	68.7%

The increase in research and development expense was primarily attributable to the following:

•

The $1.3 million increase primarily related to increased external costs associated with our lead product candidate, SRK-015, as well as our other early development candidates.  External costs include research, preclinical, clinical development and manufacturing costs;

•	The $2.0 million increase in internal costs primarily driven by an increase in employee compensation and benefits costs related to increased headcount in our research and development function.

General and Administrative

General and administrative expense was $3.2 million for the three months ended September 30, 2018 compared to $1.2 million for the three months ended September 30, 2017, an increase of  $2.0 million or 172.6%. The increase in general and administrative expense was primarily attributable to an increase of $1.2 million in employee compensation and benefits related to increased headcount and an increase of $0.5 million in professional services and consulting fees primarily related to increases in legal fees, accounting and audit fees, and public and investor relations fees due to ongoing business activities and public company costs, such as premiums for directors and officers insurance.

Interest Income, Net

The increase in interest income, net was attributable to increased income earned on our investment portfolio, which was significantly larger during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017,  attributable to larger cash balances.

Comparison of the Nine Months Ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2018	2017	$	%
Operating expenses:
Research and development	$26,185	$13,057	$13,128	100.5%
General and administrative	8,947	3,514	5,433	154.6%
Total operating expenses	35,132	16,571	18,561	112.0%
Loss from operations	(35,132)	(16,571)	(18,561)	112.0%
Other income (expense):
Interest income (expense), net	828	32	796	NM *
Other income (expense), net	(56)	1	(57)	NM *
Total other income	772	33	739	NM *
Net loss	$(34,360)	$(16,538)	$(17,822)	107.8%

* NM means not meaningful.

Research and Development

Research and development expense was $26.2 million for the nine months ended September 30, 2018 compared to $13.1 million for the nine months ended September 30, 2017, an increase of $13.1 million or 100.5%. The following table summarizes our research and development expense for the nine months ended September 30, 2018 and 2017 (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2018	2017	$	%
External costs by program:
SRK-015	$9,502	$3,340	$6,162	184.5%
Other early development candidates and unallocated costs	4,647	2,142	2,505	116.9%
Total external costs	14,149	5,482	8,667	158.1%
Internal costs:
Employee compensation and benefits	7,803	4,605	3,198	69.4%
Facility and other	4,233	2,970	1,263	42.5%
Total internal costs	12,036	7,575	4,461	58.9%
Total research and development expense	$26,185	$13,057	$13,128	100.5%

The increase in research and development expense was primarily attributable to the following:

•

The $8.7 million increase in external costs primarily related to increased research, and preclinical and clinical development and manufacturing costs associated with our lead product candidate, SRK‑015 and other external research costs associated with our other early development candidates;

•	The $4.5 million increase in internal costs primarily driven by an increase in employee compensation and benefits costs related to increased headcount in our research and development function.

General and Administrative

General and administrative expense was $8.9 million for the nine months ended September 30, 2018 compared to $3.5 million for the nine months ended September 30, 2017, an increase of  $5.4 million or 154.6%. The increase in general and administrative expense was primarily attributable to an increase of $3.1 million in employee compensation and benefits due to increased headcount and an increase of $1.8 million in professional services and consulting fees primarily related to increases in legal fees, accounting and audit fees, and public and investor relations fees due to ongoing business activities and public company costs, such as premiums for directors and officers insurance.

Interest Income, Net

The increase in interest income, net was attributable to increased income earned on our investment portfolio, which was significantly larger during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017,  attributable to larger cash balances.

Liquidity and Capital Resources

Sources of Liquidity

The following table provides information regarding our total cash and cash equivalents and marketable securities at September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$103,986	$56,461
Marketable securities	—	1,498
Total cash and cash equivalents and marketable securities	$103,986	$57,959

During the nine months ended September 30, 2018, our cash and cash equivalents balance increased approximately $46.0 million.  The increase was primarily due to the net proceeds of $77.8 million from the sale of our common stock in our IPO, as further discussed below. These increases were partially offset by the cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continue to invest in our primary product candidates and support our internal research and development efforts. We also made capital purchases and payments on our debt and capital leases.

In May 2018, we completed our IPO, in which we issued and sold 6,164,000 shares of common stock, including all additional shares available to cover over-allotments, resulting in net proceeds of $77.8 million after deducting underwriting discounts and commissions and other offering costs payable by us.

Prior to the IPO, we funded our operations from inception through the IPO with the net proceeds of $109.2 million from sales of our convertible preferred stock and borrowings of $2.0 million under our credit facility with SVB.

In August 2015, we entered into a credit facility with SVB for an equipment line of credit of up to $2.0 million to finance the purchase of eligible equipment. Pursuant to the credit facility, SVB was obligated to make up to five equipment advances, each in an amount of at least $100,000 during the draw period. In August 2016, we amended the credit facility to extend the draw period to December 31, 2016. We borrowed $0.7 million against the line of credit in 2015 and $1.3 million in 2016, which fulfilled the maximum credit line of $2.0 million at December 31, 2016. Amounts borrowed bear interest at an annual prime rate less 0.25%. In the event of a default, and during such an event, the annual interest rate will increase by 5%. For each advance, interest-only payments were due and paid through June 2016. Principal and interest payments commenced on July 1, 2016 for a period of 36 months. A final payment fee equal to 4% of the aggregate advances is also due on June 1, 2019. We have the option to prepay the outstanding balance of the loan in full subject to a prepayment fee of 0.5% to 1.0%, depending on when the prepayment occurs. All borrowings under the credit facility mature on July 1, 2019. The loan balance at September 30, 2018 was $0.6 million.

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

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operations	$(30,523)	$(15,679)
Net cash provided by investing activities	708	11,767
Net cash provided by financing activities	77,340	3,785
Net increase (decrease) in cash and cash equivalents and restricted cash	$47,525	$(127)

Net Cash Used in Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was $30.5 million for the nine months ended September 30, 2018 compared to $15.7 million for the nine months ended September 30, 2017. The increase in cash used in operating activities was primarily due to an increase in net loss of $17.8 million, partially offset by an increase of $2.4 million in non-cash equity-based compensation for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $0.7 million for the nine months ended September 30, 2018 compared to $11.8 million for the nine months ended September 30, 2017. Net cash provided by investing activities for both periods resulted from sales and maturities of our marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $77.3 million for the nine months ended September 30, 2018 compared to $3.8 million for the nine months ended September 30, 2017. Net cash provided by financing activities for the nine months ended September 30, 2018 consisted primarily of proceeds from our IPO. Net cash provided by financing activities for the nine months ended September 30, 2017 consisted primarily of proceeds from the issuance of Series B convertible preferred units. These amounts were partially offset by principal payments made on outstanding debt.

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

We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2020.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, common stockholder ownership interests may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of a common stockholder. Additional debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of a money market fund, which is primarily invested in short-term U.S. Treasury obligations.

As such, an immediate one percentage point change in market interest rates would not have a material impact on the fair market value of our investment portfolio or on our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe. Our operations may be subject to fluctuations in foreign currency exchange rates in the future. Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2018 or 2017.

Item 4. Controls and Procedures

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

Our management, with the participation of our chief executive officer and chief financial officer has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a biopharmaceutical company with a limited operating history. We were formed in 2012 and our operations to date have been focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the nine months ended September 30, 2018 and 2017, we reported a net loss of $34.4 million and $16.5 million, respectively. As of September 30, 2018 and December 31, 2017, we had an accumulated deficit of $91.9 million and $57.5 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our lead product candidate, SRK‑015, and any future product candidates.

We anticipate that our expenses will increase substantially if, and as, we:

•	advance the development of our lead product candidate, SRK‑015, through Phase 1 clinical development, and, if successful, later‑stage clinical trials;
•	advance our other preclinical development programs into clinical development, including identifying our next product candidate and lead indication in our TGFβ1 program;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	increase the amount of research and development activities to identify and develop product candidates using our proprietary platform technology;
•	hire additional clinical development, manufacturing and scientific personnel;
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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development and preclinical studies and clinical trials of SRK‑015 and any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of September 30, 2018, we had approximately $104.0 million in cash and cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash and cash equivalents and marketable securities as of September 30, 2018, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2020. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long‑term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of preclinical studies and clinical trials for SRK-015 and any potential product candidates;
•	the clinical development plans we establish for these product candidates;
•	the number and characteristics of product candidates that we identify and develop;
•	the terms of any collaboration, strategic alliance, or licensing agreements we may choose to enter into;
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

We do not have any committed external source of funds or other support for our development efforts and we cannot be certain that additional funding will be available on acceptable terms, or at all. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, including, for example, the covenants included in our existing loan and security agreement with Silicon Valley Bank. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for SRK‑015 or any future product candidate at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of SRK-015 or one or more of our future product candidates or other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

As of September 30, 2018, we had 59 employees. As our clinical development plans and strategies develop, we expect we will need to hire additional managerial, clinical development, regulatory, financial, legal and other personnel. If our product candidates approach commercialization, we will also need to hire sales, marketing and other commercial personnel. Future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;
•

managing our development efforts effectively, including the clinical and regulatory review process for SRK‑015 and any future product candidates, while complying with our contractual obligations to contractors and other third parties; and

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

Despite the implementation of security measures, our internal computer systems and those of our existing and future contract research organizations (“CROs”), and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of preclinical or clinical data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we may rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

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

Preclinical and clinical development involve a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of SRK‑015 or any future product candidates.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA, EMA or other regulatory authorities, or if a clinical trial is recommended for suspension or termination by the Data Safety Monitoring Board (“DSMB”) for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA, EMA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

If significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. We, the FDA, EMA or other applicable regulatory authorities, or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early‑stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, financial condition and prospects.

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

For example, we are initially developing SRK‑015 for the treatment of SMA, which is a rare disease, affecting only an estimated 30,000 to 35,000 patients in the United States and Europe. As a result, we may encounter difficulties enrolling patients in our clinical trials for SRK‑015 due, in part, to the small size of this patient population. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining or maintaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, the EMA or comparable regulatory authorities in foreign jurisdictions may not approve the manufacturing, marketing and promotion of the product candidate in other countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2033 through 2039, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.

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

Risks Related to Our Reliance On Third Parties

We rely on third parties to conduct certain aspects of our preclinical studies and to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may not be able to obtain regulatory approval of or commercialize any potential product candidates.

We depend upon third parties to conduct certain aspects of our preclinical studies and to conduct our clinical trials, under agreements with universities, medical institutions, CROs, strategic partners and others. We often have to negotiate budgets and contracts with such third parties, and if we are unsuccessful or if the negotiations take longer than anticipated, this could result in delays to our development timelines and increased costs.

We rely especially heavily on third parties over the course of our clinical trials, and, as a result, have limited control over the clinical investigators and limited visibility into their day‑to‑day activities, including with respect to their compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. In addition, our clinical trials must be conducted with biologic product produced under cGMP requirements and may require a large number of patients.

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

Any third parties conducting aspects of our preclinical studies or clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our preclinical studies and clinical trials. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the preclinical or clinical data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements or for other reasons, our development timelines, including clinical development timelines, may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

We rely on third‑party contract manufacturers to manufacture some of our preclinical product candidate supplies and rely on third‑party contract manufacturers to manufacture all of our clinical trial product supplies. We do not own manufacturing facilities for producing any clinical trial product supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited, interrupted, or of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements; this could be particularly problematic where we rely on a single‑source supplier, as is currently the case for the manufacture of SRK‑015.

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

In addition, we contract with fill and finishing providers which we believe have the appropriate expertise, facilities and scale to meet our needs. Failure to maintain cGMP can result in a contractor receiving FDA sanctions, which can impact our ability to operate or lead to delays in any clinical development programs. We believe that our current fill and finish contractor is operating in accordance with cGMP, but we can give no assurance that FDA, EMA or other regulatory agencies will not conclude that a lack of compliance exists. In addition, any delay in contracting for fill and finish services, or failure of the contract manufacturer to perform the services as needed, may delay any clinical trials, registration and launches, which could negatively affect our business.

Our reliance on third parties, such as manufacturers and antibody discovery vendors, may subject us to risks relating to manufacturing scale‑up and may cause us to undertake substantial obligations, including financial obligations.

In order to continue to conduct later-stage clinical trials with SRK-015, or conduct clinical trials of any of our future product candidates, we will need to manufacture such product candidate in large quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost effective manner, or at all. In addition, quality issues may arise during scale‑up activities. If we, or any manufacturing partners, are unable to successfully scale up the manufacture of our product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

In addition, we rely, and intend to continue to rely, on third party entities to conduct antibody discovery based on criteria and specifications provided by us. Certain of our antibody discovery vendors may require us to enter into a license agreement with them for the right to use antibodies discovered by them in humans or for commercial purposes. While we have not executed such a license agreement to date, there can be no assurance that we will not be required to execute such an agreement in the future if we select a product candidate that includes such an antibody and advance that product candidate into clinical trials. Such license agreements could include substantial milestone payments and royalties to the extent we choose to use an antibody discovered by such vendors. In addition, if we do not meet our obligations under such license agreements, the counterparties may have the ability to terminate the license agreements and we could lose the right to use the discovered antibodies, which could significantly and adversely impact our business.

Our future collaborations will be important to our business. If we are unable to enter into new collaborations, or if these collaborations are not successful, our business could be adversely affected.

A part of our strategy is to strategically evaluate and, as deemed appropriate, enter into additional partnerships in the future when strategically attractive, including potentially with major biotechnology or pharmaceutical companies. We have limited capabilities for product development and do not yet have any capability for commercialization. Accordingly, we may enter into collaborations with other companies to provide us with important technologies, capabilities and funding for our programs and underlying technology.

Any future collaborations we enter into may pose a number of risks, including the following:

•

collaborators may have significant discretion or decision making authority in determining the efforts and resources that they will apply to the collaboration or that we are required to apply to the collaboration;

•	collaborators may not perform their obligations as expected or in a manner satisfactory to us;
•

we may commit to certain preclinical or clinical development or commercialization efforts as part of the collaboration that we are unable to meet or our collaborators may not be satisfied with our preclinical or clinical development or commercialization efforts;

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

Additionally, if one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the biotechnology or pharmaceutical industry, including within the business and financial communities, could be adversely affected.

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

Risks Related to Our Common Stock

The price of our stock is volatile, and you could lose all or part of your investment.

Similar to the trading prices of the common stock of other biopharmaceutical companies, the trading price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report, these factors include:

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

•	adverse results or delays in any preclinical studies or clinical trials;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	adverse regulatory decisions, including failure to receive regulatory approval of SRK‑015 or any future product candidate;
•	changes in laws or regulations applicable to SRK‑015 or any future product candidate, including but not limited to clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers;
•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•	our inability to establish collaborations, if needed;
•	our failure to commercialize our product candidates, if approved;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of SRK‑015 or any future product candidate;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our ability to effectively manage our growth;
•	actual or anticipated variations in quarterly operating results;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry, or product candidates in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	overall performance of the equity markets;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	changes in accounting practices;
•	ineffectiveness or inadequacy of our internal controls and procedures;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;
•	general political and economic conditions; and
•	other events or factors, many of which are beyond our control.

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

As of September 30, 2018, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 6.7% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of June 30 in any given year, which would allow us to take advantage of many of the same exemptions from disclosure requirements, including exemption from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

N/A

Issuer Purchases of Equity Securities

In the quarter ended September 30, 2018, we did not repurchase any shares of our common stock.

Use of Proceeds from Initial Public Offering of Common Stock

On May 29, 2018, we completed the sale of 5,360,000 shares of our common stock in our initial public offering at a price to the public of $14.00 per share. The underwriters fully exercised their over-allotment option on June 1, 2018, and purchased an additional 804,000 shares of our common stock. The offer and sale of the shares in our IPO was registered under the Securities Act pursuant to registration statements on Form S‑1 (File No. 333‑224493), which was filed with the SEC on April 27, 2018 and amended subsequently and declared effective by the SEC on May 23, 2018. Following the sale of the shares in connection with the closing of our IPO, the offering terminated. The offering did not terminate before all the securities registered in the registration statements were sold. Jefferies LLC, Cowen and Company, LLC and BMO Capital Markets Corp. acted as lead book-running managers for the offering. Wedbush PacGrow acted as the co-manager for the offering. We raised approximately $77.8 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by us. None of these expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. As of September 30, 2018, we had used approximately $11.0 million of the net offering proceeds, primarily to fund research and development activities for SRK-015, to fund TGFb1 and other preclinical research and development activities and for working capital and general corporate purposes. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on May 24, 2018. We invested the funds received in accordance with our investment policy. As of September 30, 2018, the entire amount of the net proceeds is included as cash and cash equivalents.

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

101*

The following materials from the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLAR ROCK HOLDING CORPORATION

Date: November 8, 2018	By:	/s/ Nagesh K. Mahanthappa
Nagesh K. Mahanthappa, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
Date: November 8, 2018	By:	/s/ Rhonda M. Chicko
Rhonda M. Chicko Chief Financial Officer (Principal Financial Officer)