Form 10-Q
period 2019-03-31
Scholar Rock Holding Corp
filed 2019-05-15
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).   Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SRRK	The Nasdaq Global Select Market

The number of outstanding shares of the Registrant’s Common Stock as of May 1, 2019 was 26,226,204.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q (“Quarterly Report”), including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•

the success, cost and timing of clinical trials for SRK-015, including the progress and completion of our Phase 2 clinical trial and any future clinical trials for SRK‑015, and the results from these trials;

•

the success, cost and timing of our other product development activities, preclinical studies and clinical trials, including for SRK-181 for the treatment of cancers resistant to checkpoint blockade therapies (“CBTs”) and the timing of the availability of the results of these studies and trials;

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
•

the timing, scope, or likelihood of our ability to obtain and maintain regulatory approval from the U.S. Food and Drug Administration, European Medicines Agency and other applicable regulatory authorities for SRK‑015, SRK-181 and any future product candidates, and any related restrictions, limitations or warnings in the label of any approved product candidate;

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection;
•	our ability and the potential to successfully manufacture our product candidates for clinical trials and for commercial use, if approved;
•	our ability to establish or maintain collaborations or strategic relationships, including our collaboration with Gilead Sciences, Inc.;
•	our ability to obtain additional funding when necessary;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in combination with others;
•	our expectations related to the use of our cash reserves;
•	the impact of the implementation of new laws and regulations or changes to existing laws and regulations;
•	developments and projections relating to our competitors and our industry;

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing, including our expected use of proceeds from our initial public offering; and
•	other risks and uncertainties, including those listed under Part II, Item 1A, Risk Factors.

The risks set forth above are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our most recent Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q for future periods and Current Reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Current Reports on Form 8-K or otherwise, for a discussion of risks and uncertainties that may cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements. We expressly disclaim any responsibility to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.

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

SCHOLAR ROCK HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$67,004	$115,069
Marketable securities	92,662	60,576
Prepaid expenses and other current assets	2,362	2,296
Total current assets	162,028	177,941
Property and equipment, net	3,644	3,190
Operating lease right-of-use asset	5,105	—
Restricted cash	205	205
Total assets	$170,982	$181,336
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,249	$3,303
Accrued expenses	4,141	7,157
Deferred rent	—	16
Operating lease liability	1,036	—
Loan payable	270	424
Deferred revenue	25,364	20,209
Other current liabilities	15	14
Total current liabilities	34,075	31,123
Long-term portion of deferred rent	—	871
Long-term portion of operating lease liability	4,930	—
Other long-term liabilities	20	24
Long-term portion of deferred revenue	34,434	42,695
Total liabilities	73,459	74,713
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2019 and December 31, 2018; no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized and 26,217,447 shares issued and outstanding as of March 31, 2019; 150,000,000 shares authorized and 26,217,701 shares issued and outstanding as of December 31, 2018	26	26
Additional paid-in capital	215,084	213,453
Accumulated other comprehensive loss	16	(8)
Accumulated deficit	(117,603)	(106,848)
Total stockholders’ equity	97,523	106,623
Total liabilities and stockholders’ equity	$170,982	$181,336

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2018
Revenue	$3,106	$—
Operating expenses:
Research and development	10,739	6,701
General and administrative	4,070	2,315
Total operating expenses	14,809	9,016
Loss from operations	(11,703)	(9,016)
Other income (expense):
Interest income, net	948	144
Other expense, net	—	(20)
Total other income (expense)	948	124
Net loss	$(10,755)	$(8,892)
Net loss per share, basic and diluted	$(0.42)	$(3.18)
Weighted average common shares outstanding, basic and diluted	25,592,659	2,795,497
Comprehensive loss:
Net loss	$(10,755)	$(8,892)
Other comprehensive income (loss):
Unrealized gain on marketable securities	24	1
Total other comprehensive income (loss)	24	1
Comprehensive loss	$(10,731)	$(8,891)

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share and per share data)

						Accumulated
	Convertible Preferred				Additional	Other		Total
	Stock		Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance at December 31, 2017	43,135,911	$109,232	3,970,586	$4	$4,001	$(2)	$(57,525)	$(53,522)
Unrealized gain on marketable securities			—	—	—	1	—	1
Equity-based compensation expense	—	—	—	—	482	—	—	482
Net loss	—	—	—	—	—	—	(8,892)	(8,892)
Balance at March 31, 2018	43,135,911	$109,232	3,970,586	$4	$4,483	$(1)	$(66,417)	$(61,931)

						Accumulated
	Convertible Preferred				Additional	Other		Total
	Stock		Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2018	—	$—	26,217,701	$26	$213,453	$(8)	$(106,848)	$106,623
Unrealized loss on marketable securities	—	—	—	—	—	24	—	24
Restricted shares forfeited during the period	—	—	(2,237)			—	—	—
Exercise of stock options	—	—	1,983		13	—	—	13
Equity-based compensation expense	—	—	—	—	1,618	—	—	1,618
Net Loss	—	—	—	—	—	—	(10,755)	(10,755)
Balance at March 31, 2019	—	$—	26,217,447	$26	$215,084	$16	$(117,603)	$97,523

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(10,755)	$(8,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	271	179
Equity-based compensation	1,618	482
Amortization of investment securities	(365)	(31)
Amortization of operating lease right-of-use asset	244	—
Deferred payroll tax credit	—	42
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(206)	(1,923)
Accounts payable	(98)	1,529
Accrued expenses	(3,016)	(1,271)
Deferred rent	—	(32)
Operating lease liabilities	(130)	—
Deferred revenue	(3,106)	—
Other liabilities	13	33
Net cash used in operating activities	(15,530)	(9,884)
Cash flows from investing activities:
Purchase of property and equipment	(681)	(176)
Purchase of marketable securities	(77,297)	(23,412)
Sales and maturities of marketable securities	45,600	—
Net cash used in investing activities	(32,378)	(23,588)
Cash flows from financing activities:
Principal payments on loan payable	(167)	(167)
Proceeds from stock option exercises	13	—
Other	(3)	—
Net cash used in financing activities	(157)	(167)
Net decrease in cash and cash equivalents and restricted cash	(48,065)	(33,639)
Cash and cash equivalents and restricted cash, beginning of period	115,274	56,666
Cash and cash equivalents and restricted cash, end of period	$67,209	$23,027
Supplemental disclosure of non-cash items:
Property and equipment purchases in accounts payable	$483	$13
Deferred offering costs in accounts payable and accrued expenses	$—	$985
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$5,349	$—
Supplemental cash flow information:
Cash paid for interest	$4	$10

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of the Business

Scholar Rock Holding Corporation (the “Company”) is a biopharmaceutical company focused on the discovery and development of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role. The Company’s lead product candidate, SRK-015, is a highly selective inhibitor of the activation of the growth factor myostatin in skeletal muscle that the Company has advanced into clinical development for the treatment of spinal muscular atrophy. The Company’s second product candidate, SRK-181, is being developed for the treatment of cancers resistant to checkpoint blockade therapies. The Company was originally formed in May 2012. Its principal offices are in Cambridge, Massachusetts.

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

Revenue generation activities have been limited to two collaborations, both containing research services and the issuance of a license. The first agreement, executed in 2013 was with Janssen Biotech, Inc. (“Janssen”), a subsidiary of Johnson & Johnson. The second agreement, executed in December 2018 was with Gilead Sciences, Inc. (“Gilead”), and the Company began recognizing revenue on the Gilead Collaboration Agreement in 2019. No revenues have been recorded from the sale of any commercial product.

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

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company’s products. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash and cash equivalents, and marketable securities at March 31, 2019 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date the financial statements are issued.

2. Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of the unaudited consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. Material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 are reflected below.

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”), Topic 842, Leases (“ASC 842”), using the modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC 840, Leases.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. However, certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.) Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and judgments that may affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the related reporting of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

ASU 2016-02, Leases and ASU 2018-11, Leases, Targeted Improvements

In February 2016, the FASB issued ASU 2016-02, Leases, (“ASU 2016-02”), which superseded the lease accounting requirements in ASC 840, Leases and created a new Topic 842, Leases.

In adopting the new standard, the Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which removed the requirement to reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of leases, and the treatment of initial direct costs. The adoption of this standard resulted in the recognition of operating lease liabilities and right-of-use assets of $6.1 million and $5.3 million, respectively, as of January 1, 2019. There was no cumulative transition adjustment to retained earnings upon adoption of the standard and there was no material effect on the Company’s statements of operations or statement of cash flows.

Recently Issued Accounting Pronouncements

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

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at March 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$62,744	$62,744	$—	$—
Marketable securities:
U.S. Treasury obligations	92,662	92,662	—	—
Total assets	$155,406	$155,406	$—	$—

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$114,593	$114,593	$—	$—
Marketable securities:
U.S. Treasury obligations	60,576	60,576	—	—
Total assets	$175,169	$175,169	$—	$—

Cash and cash equivalents and marketable securities include investments in money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 as of March 31, 2019 and December 31, 2018. There were no transfers between fair value measurements levels during the three months ended March 31, 2019 or 2018.

The carrying amounts reflected in the balance sheets for prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at March 31, 2019 and December 31, 2018, due to their short-term nature. The Company believes the terms of the loan payable reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximates its fair value based on Level 2 of the fair value hierarchy.

Upon the completion of the IPO, the Company’s outstanding warrant to purchase preferred stock converted into a warrant to purchase common stock and the Company reclassified the fair value of the warrant to additional paid-in capital. As of March 31, 2019, the warrant is currently exercisable for 7,614 shares of the Company’s common stock at an exercise price of $3.94 per share.

4. Marketable Securities

The following table summarizes the Company’s investments as of March 31, 2019 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$92,646	$18	$(2)	$92,662
Total available-for-sale securities	$92,646	$18	$(2)	$92,662

The following table summarizes the Company’s investments as of December 31, 2018 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$60,584	$—	$(8)	$60,576
Total available-for-sale securities	$60,584	$—	$(8)	$60,576

5. Accrued Expenses

As of March 31, 2019 and December 31, 2018, accrued expenses consist of the following (in thousands):

	As of
	March 31,	December 31,
	2019	2018
Accrued external research and development expense	$2,203	$3,284
Accrued payroll and related expenses	1,110	2,826
Accrued professional and consulting expense	629	890
Accrued other	199	157
	$4,141	$7,157

6. Common Stock and Preferred Stock

In connection with the consummation of the IPO, on May 29, 2018 the Company filed an amended and restated certificate of incorporation, which increased the number of shares of common stock authorized for issuance thereunder by 90,000,000 shares to 150,000,000 shares and also authorized for issuance 10,000,000 shares of Preferred Stock, par value $0.001. As of March 31, 2019,  no shares of the Preferred Stock were issued or outstanding.

7. Equity-Based Compensation

The Company recorded equity-based compensation expense related to all equity-based awards for employees and nonemployees, which was allocated as follows in the consolidated statements of operations (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Research and development expense	$579	$245
General and administrative expense	1,039	237
	$1,618	$482

Restricted Stock

The following table summarizes restricted common stock activity as of March 31, 2019:

		Weighted
		Average Fair
		Value per Share
	Number of Shares	at Issuance
Restricted common stock as of December 31, 2018	664,174	$5.77
Granted	—	$—
Vested	(90,500)	$5.77
Forfeited	(2,237)	$5.77
Restricted common stock as of March 31, 2019	571,437	$5.77

As of March 31, 2019, the Company had unrecognized equity-based compensation expense of $2.5 million related to restricted stock issued to employees and directors, which is expected to be recognized over a period of 1.8 years.

Stock Options

The following table summarizes the Company’s stock option activity for the three months ended March 31, 2019:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2018	1,627,947	$10.86	9.26	$19,831
Granted	660,100	14.81
Exercised	(1,983)	6.63
Cancelled	(14,194)	7.87
Outstanding as of March 31, 2019	2,271,870	12.03	9.24	$16,475
Options exercisable as of March 31, 2019	318,576	$10.00	8.73	$2,901

Using the Black-Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the three months ended March 31, 2019 was $10.60.

The following assumptions were used in determining the fair value of options granted in the three months ended March 31, 2019:

Risk-free interest rate	2.52%
Expected dividend yield	0.0%
Expected term (years to liquidity)	6.25
Expected volatility	81.62%

As of March 31, 2019, the Company has unrecognized equity-based compensation expense related to its employee stock options of $16.2 million which the Company expects to recognize over the remaining weighted average vesting period of 3.2 years.

8. Commitments and Contingencies

Operating Leases

Facility Lease

In March 2015, the Company entered into a 5‑year lease for its corporate headquarters (the ‘‘lease’’). The lease was further amended in February 2018, to add an additional space (the ‘‘expansion space’’) at the current location and to extend the lease term (the ‘‘amended lease’’). The amended lease expires in July 2023. Rent for the facility lease, including the expansion space, increases from $1.4 million per year to $1.7 million per year over the term of the lease.

Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building. The Company has the option to extend the term of the amended lease for one additional term of 5 years commencing after the amended lease expires.

Other information related to the Company’s lease was as follows (in thousands, except lease term and discount rate):

For Three Months Ended
March 31,
2019
Lease Cost:
Operating lease cost	$343
Variable lease cost	179
Total lease cost	$522
Other information:
Operating cash flows used for operating leases	$229
Weighted average remaining lease term	4.42 years
Weighted average discount rate	6.47%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2019 (in thousands):

Year Ending December 31,
2019 (excluding the three months ended March 31, 2019)	$1,039
2020	1,447
2021	1,623
2022	1,672
2023	1,137
Thereafter	—
Total lease payments	6,918
Less imputed interest	(952)
Total operating lease liabilities	$5,966

Legal Proceedings

The Company is not currently a party to any material legal proceedings.

9. Loan Payable

In August 2015, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (‘‘SVB’’), which provided the Company an equipment line of credit of up to $2.0 million to finance the purchase of eligible equipment. The loan balance at March 31, 2019 and December 31, 2018 was $0.3 million and $0.4 million, respectively.

10. Agreements

Collaboration with Gilead

Agreement Summary

On December 19, 2018 (the “Effective Date”), the Company entered into a Master Collaboration Agreement (the “Gilead Collaboration Agreement”) with Gilead to discover and develop specific discover and develop specific inhibitors of TGFβ activation focused on the treatment of fibrotic diseases. Under the collaboration, Gilead has exclusive options to license worldwide rights to product candidates that emerge from three of the Company’s TGFβ programs (each a “Gilead Program”). Pursuant to the Gilead Collaboration Agreement, the Company is responsible for antibody discovery and preclinical research through product candidate nomination, after which, upon exercising the option for a

Gilead Program, Gilead will be responsible for the program’s preclinical and clinical development and commercialization. Such option may be exercised by Gilead at any time from the Effective Date through a date that is 90 days following the expiration of the Research Collaboration Term (as defined below) for a given Gilead Program, or until termination of the Gilead Program, whichever is earlier (the “Option Exercise Period”).

The Company received a non-refundable upfront payment of $50 million under the Gilead Collaboration Agreement. If Gilead exercises its option to exclusively license a Gilead Program, the Company may earn a total potential aggregate option exercise fee, development, regulatory and commercial milestone payments with respect to each Gilead Program of $475 million, or a total of $1,425 million across all three Gilead Programs. Additionally, in partial consideration of the rights granted to Gilead pursuant to the License Agreement, Gilead shall pay to the Company certain tiered royalties at a rate ranging from the high single-digits to the low double-digits (depending on the amount of net sales) on each Licensed Product in a given calendar year, on a country-by-country basis. In addition, Gilead will pay the Company a one-time milestone payment in the amount of $25 million following achievement of successful demonstration of in vivo proof of concept consistent with certain criteria detailed in the Gilead Collaboration Agreement. None of the payments under the Gilead Collaboration Agreement are refundable.

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

The Company and Gilead have established a joint steering committee (the “JSC”). The JSC will, among other powers and responsibilities, review, oversee and have decision-making responsibilities for certain strategic activities performed under the Gilead Programs, including reviewing and amending the research plans, reviewing any development candidate nominations, selecting a development candidate, and overseeing the strategic direction of the Gilead Programs. The Company will conduct its activities for each Gilead Program under the Gilead Collaboration Agreement, on a program-by-program basis, during the period beginning on the Effective Date and ending on the earliest to occur of (a) the date that the JSC first approves a selected development candidate for such program, (b) the third anniversary of the Effective Date, or (c) the effective date of termination of the Gilead Collaboration Agreement (the “Research Collaboration Term”). During the Research Collaboration Term, for each Gilead Program, the Company will notify Gilead, through the JSC, of up to two Gilead Program antibodies (in the case that Gilead rejects one, in accordance with the terms of the Gilead Collaboration Agreement) that satisfy the development criteria for such program (the “Development Candidate Nomination”).

This Gilead Collaboration Agreement will remain in effect, unless otherwise earlier terminated in accordance with the terms of the Gilead Collaboration Agreement, on a program-by-program basis, until Gilead exercises its option with respect to a given Gilead Program or until expiration of the applicable Option Exercise Period, whichever is earlier (the “Term”). Unless earlier terminated, the Term shall expire in its entirety upon the expiration of the last to expire Option Exercise Period under the Gilead Collaboration Agreement. Gilead may terminate the Gilead Collaboration Agreement in its entirety or on a program-by-program basis in its sole discretion upon prior written notice to the Company pursuant to the terms of the agreement. The Gilead Collaboration Agreement may also be terminated on a program-by-program basis by either party in the event of an uncured material breach of the Gilead Collaboration Agreement by the other party.

Prior to Gilead’s exercise of an option, the Company will have the lead responsibility for drug discovery and pre-clinical development of all Gilead Programs through to Development Candidate Nomination. Within a certain period of time after receiving a data package for a Development Candidate Nomination, Gilead may exercise its option to enter into a Form of License Agreement for exclusive rights to develop, manufacture and commercialize the licensed antibodies and licensed products of such Gilead Program.

Accounting Treatment

The Company assessed this arrangement in accordance with ASC 606 and concluded that the contract counterparty, Gilead, is a customer. The Company identified the following material promises under the arrangement: (1) the non-

exclusive, royalty-free research and development license; (2) the research and development services for the Gilead Programs; and (3) the options to license each of the three Gilead Programs to develop, manufacture and commercialize licensed candidates and resulting products, which were determined to be material rights for each program. The research and development services for each of the three Gilead Programs were determined to not be distinct from the research and development license and have been combined into a single performance obligation for each Gilead Program. Additionally, the option and associated material right for each Gilead Program represent separate performance obligations. The promises under the Gilead Collaboration Agreement relate primarily to the research and development required by the Company for each of the Gilead Programs nominated by Gilead. The Company does not have significant responsibilities subsequent to Gilead’s exercise of each option.

At the commencement of the arrangement, two units of accounting were identified: the issuance of 980,392 of the Company’s common shares and the joint research activities during the three-year research collaboration term. The Company determined the total transaction price to be $80 million, consisting of $17.1 million attributed to the equity sold to Gilead and $62.9 million attributed to the joint research activities. In determining the fair value of the common stock at closing, the Company considered the closing price of the common stock at the time of the transaction and included a lack of marketability discount because the shares were subject to certain restrictions. Of the $30 million equity investment, $12.9 million was determined to be a premium and therefore was included as part of the transaction price to be allocated over the performance obligations. The potential incremental payment of $25 million is due following achievement of successful demonstration of in vivo proof of concept consistent with certain criteria detailed in the Gilead Collaboration Agreement and will be included in the transaction price when it becomes probable that a future material reversal will not occur. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, will adjust its estimate of the transaction price. The $62.9 million attributed to the joint research activities was allocated to the performance obligations based on their standalone selling prices (the “SSP”) when the Gilead Collaboration Agreement was executed. The Company made certain estimates when determining the SSP. For the research licenses and related research and development services, the estimated SSP is primarily based on the nature of the services to be performed and estimates of the associated effort and costs of the services.  The Company developed the estimated SSP for the material rights based on the intrinsic value of the license upon exercise of the underlying option, industry standards for product development and estimates for the likelihood of option exercise.

The consideration related to the underlying options will not be included in the transaction price until the options are exercised. Additionally, the subsequent potential development, regulatory and commercial milestones are excluded from the transaction price, until after Gilead exercises its respective options.

Revenue associated with the research and development and license performance obligations relating to the Gilead Programs is recognized as revenue as the research and development services are provided using an input method, according to the costs incurred on each Gilead Program and the costs expected to be incurred in the future to satisfy the performance obligation. The amounts allocated to the three material rights will be recognized when Gilead exercises each respective option and delivers the underlying license and transfer of know-how, or immediately as each option expires unexercised. The transfer of control occurs over time. In management’s judgment, this input method is the best measure of progress towards satisfying the performance obligation. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s consolidated balance sheet.

None of the performance obligations have been fully satisfied as of March 31, 2019. As a result of the joint research activities conducted during the three months ended March 31, 2019, the Company recognized $3.1 million in revenue in the Company’s consolidated statements of operations and comprehensive loss under the Gilead Collaboration Agreement. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at March 31, 2019 is $59.8 million. The Company will recognize the deferred revenue based on a cost input method, over the remaining research term for each respective Gilead Program, which is a maximum of 2.75 years as of March 31, 2019; each research term is dependent on the timing of Gilead either exercising its options for the Gilead Programs or terminating further development on the Gilead Programs prior to the expiration date of the research term.

11. Net Loss per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding, excluding restricted common stock. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive):

	Three Months Ended March 31,
	2019	2018
Convertible preferred stock	—	15,109,950
Restricted common stock	571,437	1,114,089
Warrant	7,614	7,614
Stock options	2,271,870	660,319
	2,850,921	16,891,972

12. Related Party Transactions

Licensing Agreement

Pursuant to a license agreement with Children’s Medical Center Corporation (‘‘CMCC’’), a common share holder, the Company has an obligation to pay CMCC an annual license maintenance fee of $10,000 for each year until the agreement is terminated. The Company will also be responsible for up to $1.3 million of development milestone payments through the first regulatory approval of a licensed product, tiered royalty payments of low single-digit percentages on net sales of licensed products in the event that the Company realizes sales from products covered by the license agreement, which are products that the Company develops using its proprietary platform, and between 10% to 20% of non-royalty income attributable to a sublicense of the CMCC rights. The Company recorded research and development expense in the statements of operations of $2,500 for the three months ended March 31, 2019 and 2018. The Company had $0.7 million due to CMCC under this license agreement at March 31, 2019 and December 31, 2018.

Consulting Agreements

The Company entered into consulting agreements on October 10, 2012 with its two scientific co-founders to provide services related to the advancement of the research and development platform of the company.

The consulting arrangements are on a fixed-fee basis, paid quarterly. The initial contract terms were four years and terminated on October 10, 2016. The contracts were extended for an additional four year period. The Company incurred a total of $40,000 of consulting expense related to these contracts, for the three months ended March 31, 2019 and 2018, respectively. There are no amounts due under these consulting agreements at March 31, 2019 or December 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10‑Q (the “Quarterly Report”), and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Overview

We are a biopharmaceutical company focused on the discovery and development of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role. Our novel understanding of the molecular mechanisms of growth factor activation enabled us to develop a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target these signaling proteins at the cellular level. We believe this approach, acting in the disease microenvironment, avoids the historical challenges associated with inhibiting growth factors for therapeutic effect. We believe our focus on biologically validated growth factors may facilitate a more efficient development path. Our lead product candidate, SRK-015, is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle.  We have advanced SRK-015 as a potential first muscle-directed therapy for the treatment of spinal muscular atrophy (“SMA”) into clinical development. We initiated our Phase 1 clinical trial of SRK-015 in healthy volunteers in May 2018 and reported positive interim results in early 2019. We have initiated a Phase 2 clinical trial in patients with SMA and commenced patient dosing in April 2019. Our second product candidate, SRK-181, is being developed for the treatment of cancers resistant to checkpoint blockade therapies (“CBTs”) such as anti-PD1 or anti-PDL antibodies. SRK-181 is a highly selective inhibitor of the activation of transforming growth factor beta-1 (“TGFβ1”). We intend to initiate a Phase 1 clinical trial of SRK-181 in cancer immunotherapy in mid-2020.  In addition, utilizing our proprietary platform, we are continuing to create a pipeline of novel product candidates with the potential to transform the lives of patients suffering from a wide range of serious diseases, including other neuromuscular disorders, cancer, fibrosis and anemia.

In May 2018, we completed our initial public offering (“IPO”) of our common stock, and issued and sold 6,164,000 shares of common stock, including all additional shares available to cover over-allotments, at a public offering price of $14.00 per share, resulting in net proceeds of $77.8 million after deducting underwriting discounts and commissions and other offering expenses payable by us. Upon the closing of the IPO, all outstanding shares of convertible preferred stock converted into 15,109,950 shares of common stock.

Since inception, we have incurred significant operating losses. Our net losses were $10.8  million and $8.9 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of

$117.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition, we anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	continue development activities for SRK-015, our lead product candidate, as we conduct our Phase 2 clinical trial;
•	continue research and development activities for SRK-181, our program focused on inhibitors of the activation of TGFβ1;
•	continue to discover, validate and develop additional product candidates;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional research, development and business personnel; and
•	continue to create the infrastructure to support our operations as a public company.

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. If we successfully complete clinical development and obtain regulatory approval for SRK-015, SRK-181 or any of our future product candidates, we may generate revenue in the future from product sales. In addition, if we obtain regulatory approval for SRK-015, SRK-181 or any of our future product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution activities.

Financial Operations Overview

Revenue

No revenues have been recorded from the sale of any commercial product. Revenue generation activities have been limited to collaborations, containing research services and the issuance of a license. Currently, revenue is being recognized related to the Master Collaboration Agreement (the “Gilead Collaboration Agreement”) with Gilead Sciences, Inc. (“Gilead”) which was executed in December 2018, and we began recognizing associated revenue in 2019.

Revenue associated with the research and development and license performance obligations relating to the Gilead Programs is recognized as revenue as the research and development services are provided using an input method, according to the costs incurred on each Gilead Program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over time. In management’s judgment, this input method is the best measure of progress towards satisfying the performance obligations. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on our consolidated balance sheet. We expect to recognize the deferred revenue according to costs incurred, over the remaining research term for each respective Gilead Program, which is up to three years from the execution of the agreement; each research term is dependent on the timing of Gilead either exercising its options for the Gilead Programs or terminating further development on the Gilead Programs prior to the expiration date of the research term.

Operating Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for our research and development activities, including our product candidate discovery efforts, preclinical studies, manufacturing, and clinical trials under our research programs, which include:

•	employee-related expenses, including salaries, benefits and equity-based compensation expense for our research and development personnel;
•	expenses incurred under agreements with third parties that conduct research and development and preclinical activities on our behalf;
•	expenses incurred under agreements related to our clinical trials, including the costs for investigative sites and clinical research organizations (“CROs”), that conduct our clinical trials;
•	manufacturing process-development, clinical supplies and technology-transfer expenses;
•	consulting and professional fees related to research and development activities;

•	costs of purchasing laboratory supplies and non-capital equipment used in our internal research and development activities;
•	costs related to compliance with clinical regulatory requirements; and
•	facility costs and other allocated expenses, which include expenses for rent and maintenance of facilities, insurance, depreciation and other supplies.

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

A significant portion of our research and development costs have been external costs, which we track on a program-by-program basis after a clinical product candidate has been identified. However, we do not allocate our internal research and development expenses, consisting primarily of employee related costs, depreciation and other indirect costs, on a program-by-program basis as they are deployed across multiple projects.

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

The successful development of SRK-015, SRK-181 and any future product candidates is uncertain. As such, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of SRK-015, SRK-181 and any future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of our product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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

A change in the outcome of any of these variables with respect to the development of SRK-015, SRK-181 or any of our future product candidates would significantly change the costs and timing associated with the development of that product candidate.

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

Other Expense, Net

Other expense, net consists primarily of non-cash changes in the fair value of the warrant issued in connection with our credit facility.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2019	2018	$	%
Revenue	$3,106	$—	$3,106	100.0%
Operating expenses:
Research and development	10,739	6,701	4,038	60.3%
General and administrative	4,070	2,315	1,755	75.8%
Total operating expenses	14,809	9,016	5,793	64.3%
Loss from operations	(11,703)	(9,016)	(2,687)	29.8%
Other income (expense):
Interest income, net	948	144	804	NM *
Other expense, net	—	(20)	20	NM *
Total other income (expense)	948	124	824	NM *
Net loss	$(10,755)	$(8,892)	$(1,863)	21.0%

* NM means not meaningful.

Revenue

Revenue was $3.1 million for the three months ended March 31, 2019. No revenue was recognized for the three months ended March 31, 2018. The revenue for the three months ended March 31, 2019 was related to the Gilead Collaboration Agreement, which was executed in December 2018. Revenue associated with the research and development and license performance obligations relating to the Gilead Programs is recognized as the research and development services are provided using a cost input method.

Operating Expenses

Research and Development

Research and development expense was $10.7 million for the three months ended March 31, 2019 compared to $6.7 million for the three months ended March  31, 2018, an increase of $4.0 million or 60.3%. The following table summarizes our research and development expense for the three months ended March 31, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2019	2018	$	%
External costs by program:
SRK-015	$1,743	$1,995	$(252)	(12.6)%
SRK-181	1,736	—	1,736	100.0%
Other early programs and unallocated costs	2,001	1,295	706	54.5%
Total external costs	5,480	3,290	2,190	66.6%
Internal costs:
Employee compensation and benefits	3,436	2,150	1,286	59.8%
Facility and other	1,823	1,261	562	44.6%
Total internal costs	5,259	3,411	1,848	54.2%
Total research and development expense	$10,739	$6,701	$4,038	60.3%

The increase in research and development expense was primarily attributable to the following:

•

The $2.2 million increase in external costs primarily related to costs associated with SRK-181, which we declared as our second product candidate in March 2019. The increase includes a one time option fee owed upon its product candidate declaration. Other increases relate to external research costs associated with our other early programs. These increases are partially offset by lower manufacturing expenses related to SRK-015.

•

The $1.8 million increase in internal research and development costs was primarily driven by an increase in employee compensation and benefits costs, associated with increased headcount and related overhead, as we continued to build out our research and development functions.

In 2019, we expect our research and development expenses to increase, as we continue to advance the development of our product candidates, including SRK-015 through our Phase 2 clinical trial, and continue development of SRK-181. Additionally, we expect to continue to conduct research under our Gilead collaboration.

General and Administrative

General and administrative expense was $4.1 million for the three months ended March 31, 2019 compared to $2.3 million for the three months ended March 31, 2018, an increase of  $1.8 million or 75.8%. The increase in general and administrative expense was primarily attributable to an increase of $1.6 million in employee compensation and benefits, including stock compensation, related to increased headcount and $0.2 million in other costs related to items such as premiums for directors and officers’ insurance.

We expect our general and administrative expenses to increase in 2019, as we continue to invest in our internal infrastructure to support our overall company growth, and as we comply with the responsibilities of being a public company.

Interest Income, Net

The increase in interest income, net was attributable to increased income earned on our investment portfolio, associated with larger cash balances during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Other Expense, Net

There was no other expense for the three months ended March 31, 2019. The other expense for the three months ended March 31, 2018 was associated with the change in fair value of the warrant during the three months ended March 31, 2018. Previously, the warrant was classified as a liability, the liability was re-measured at its fair value at each balance sheet date and recorded in other expense. Subsequent to our IPO, the warrant is classified as equity and no longer fair valued.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any product revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of our convertible preferred stock and units in private placements before our IPO, and sale of our common stock through our IPO and to Gilead in an exempt private placement as well as payments from our research collaborations.

The following table provides information regarding our total cash and cash equivalents and marketable securities at March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$67,004	$115,069
Marketable securities	92,662	60,576
Total cash, cash equivalents and marketable securities	$159,666	$175,645

During the three months ended March 31, 2019, our cash, cash equivalents and marketable securities balance decreased approximately $16.0 million.  The decrease was primarily due to cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continue to invest in our primary product candidates and support our internal research and development efforts. We also made capital purchases and payments on our debt.

In December 2018, we entered into the Gilead Collaboration Agreement with Gilead pursuant to which we will conduct research and pre-clinical development activities relating to the diagnosis, treatment, cure, mitigation or prevention of diseases, disorders or conditions, other than in the field of oncology in accordance with a pre-determined research plan.  Pursuant to the Gilead Collaboration Agreement, Gilead made non-refundable payments of $80.0 million, including an upfront payment and an equity investment.

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

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(15,530)	$(9,884)
Net cash used in investing activities	(32,378)	(23,588)
Net cash used in financing activities	(157)	(167)
Net decrease in cash and cash equivalents and restricted cash	$(48,065)	$(33,639)

Net Cash Used in Operating Activities

Net cash used in operating activities was $15.5 million for the three months ended March 31, 2019 and consisted of our net loss of $10.8 million and changes in our assets and liabilities of $6.5 million, primarily related to a change of $3.1 million in deferred revenue related to the Gilead collaboration and $3.0 million in accrued expenses, partially offset by non-cash adjustments of $1.8 million, primarily from equity-based compensation.  Net cash used in operating activities was $9.9 million for the three months ended March 31, 2018 and consisted of our net loss of $8.9 million and $1.7 million in changes in our assets and liabilities, partially offset by $0.7 million in non-cash adjustments.

Net Cash Used in Investing Activities

Net cash used in investing activities was $32.4 million for the three months ended March 31, 2019 compared to net cash used in investing activities of $23.6 million for the three months ended March 31, 2018. Net cash used in investing activities for both periods was primarily associated with transactions involving our marketable securities, including purchases, sales and maturities.

Net Cash Used in Financing Activities

Net cash used in financing activities was $0.2 million for both the three months ended March 31, 2019 and the three months ended March 31, 2018.  These amounts are primarily attributable to principal payments made on outstanding debt.

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

We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•

the costs of continuing our development of our lead product candidate, SRK-015, including enrollment in the Phase 2 clinical trial, and the costs of conducting future clinical trials, including for SRK-181;

•	the costs of future manufacturing of SRK-015, SRK-181 and any other product candidates;
•	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;

•	the costs of identifying and developing, or in-licensing or acquiring, additional product candidates and technologies;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements we might have at such time;
•	the costs of seeking marketing approvals for our product candidates that successfully complete clinical trials, if any;
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

There have been no material changes to our critical accounting policies from those described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018, except for the following.

Revenue Recognition

No revenues have been recorded from the sale of any commercial product. Revenue generation activities have been limited to collaborations, containing research services and the issuance of a license. Currently, revenue is being recognized related to the Gilead Collaboration Agreement which was executed in December 2018. We began recognizing associated revenue in 2019 over the period that research is performed under the collaboration. We account for revenue under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

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

Identification of the Performance Obligations

Performance obligations are promised goods or services in a contract to transfer a distinct good or service to the customer. Promised goods or services are considered distinct when: (i) the customer can benefit from the good or service on its own or together with other readily available resources and (ii) the promised good or service is separately identifiable from other promises in the contract. In assessing whether promised goods or services are distinct, we consider factors such as the stage of development of the underlying intellectual property, the capabilities of our customer to develop the intellectual property on their own and whether the required expertise is readily available. Arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered options. We assess if these options provide a material right to the customer and if so, they are considered performance obligations. The identification of material rights requires judgments related to the determination of the value of the underlying license relative to the option exercise price, including assumptions about technical feasibility and the probability of developing a candidate that would be subject to the option rights.

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

Allocation of Transaction Price

We allocate the transaction price based on the estimated standalone selling price. We must develop assumptions that require judgment to determine the standalone selling price for each performance obligation identified in the contract. We utilize key assumptions to determine the standalone selling price, which may include other comparable transactions, pricing considered in negotiating the transaction and the estimated costs. Estimating costs for research and development programs is subjective as we estimate the costs anticipated to successfully complete the research performance obligations. As the research is novel, efforts to be successful may be significantly different than the estimated costs at the beginning of the contract. Certain variable consideration is allocated specifically to one or more performance obligations in a contract when the terms of the variable consideration relate to the satisfaction of the performance obligation and the resulting amounts allocated to each performance obligation are consistent with the amounts we would expect to receive for satisfying each performance obligation.

Recognition of Revenue

We utilize judgment to determine whether the performance obligation is satisfied over time or at a point in time. We determine the appropriate method of measuring progress performance obligations satisfied over time for purposes of recognizing revenue, such as by using an input method based on costs incurred compared to the costs expected to be incurred in the future to satisfy the performance obligation. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. The estimated remaining costs is highly subjective, as the research is novel, therefore efforts to be successful may be significantly different than the estimated costs made at the balance sheet date. If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we will recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license.

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

Recent Accounting Pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report, such standards will not have a material impact on our financial statements or do not otherwise apply to our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended  (the “Exchange Act”), and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our chief executive officer and chief financial officer has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this Quarterly Report, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10‑Q (“Quarterly Report”) and in other documents that we file with the Securities and Exchange Commission (the “SEC”), in evaluating Scholar Rock Holding Corporation and our subsidiaries (collectively, the “Company”) and our business, before investing in our common stock. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The market price of our common stock could decline if one or more of these risks or uncertainties were to occur, which may cause you to lose all or part of the money you paid to buy our common stock. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this report.

Risks Related to Our Business and Operations

We have limited operating history, incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a biopharmaceutical company with a limited operating history. We were formed in 2012 and our operations to date have been focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three months ended March 31, 2019 and 2018, we reported a net loss of $10.8 million and $8.9 million, respectively. As of March 31, 2019 and December 31, 2018, we had an accumulated deficit of $117.6 million and $106.8 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, SRK‑015, and SRK-181 and any future product candidates.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development and preclinical studies and clinical trials of SRK‑015, SRK-181 and any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of March 31, 2019, we had approximately $159.7 million in cash and cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash and cash equivalents and marketable securities as of March 31, 2019 will be sufficient to fund our operating expenses and capital expenditure requirements into 2021. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long‑term, will depend on many factors, including, but not limited to:

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
•

delays in submitting Investigational New Drug applications (“INDs”) or comparable foreign applications or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced;

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

As of May 1, 2019, we had 69 full-time employees. As our clinical development plans and strategies develop, we expect we will need to hire additional managerial, clinical development, scientific, regulatory, and administrative personnel. If our product candidates approach commercialization, we will also need to hire sales, marketing and other commercial personnel. Future growth would impose significant added responsibilities on members of management, including:

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

•

failure to receive the necessary regulatory approvals or a delay in receiving such approvals. Among other things, such delays may be caused by slow enrollment in clinical trials, patients dropping out of trials, length of time to achieve trial endpoints, additional time requirements for data analysis, or biologics license application (“BLA”) preparation, discussions with the FDA, an FDA request for additional preclinical or clinical data, or unexpected safety or manufacturing issues;

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

For example, we are initially developing SRK‑015 for the treatment of SMA, which is a rare disease, affecting an estimated 30,000 to 35,000 patients in the United States and Europe. As a result, we may encounter difficulties enrolling patients in our clinical trials for SRK‑015 due, in part, to the small size of this patient population. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.

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

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with collaborators. We may be unable to obtain, or may obtain on unfavorable terms, additional clinical trial insurance in amounts adequate to cover any liabilities from any of our clinical trials. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

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

We anticipate competing with other companies that are focused on treating disease indications that our product candidates are also focused on treating. A competitor may develop technologies focused on the same disease pathway as our technology or may focus on treating the targeted disease in a completely different manner. To the extent a new drug is developed that is more efficacious than any product candidate developed by us, this could reduce or negate the need for our product candidate. In addition, while we believe our product candidates may be used in conjunction with existing or emerging standard of care in certain disease indications, including SMA and cancer, as companies continue to improve upon existing standard of care, more efficacious drug therapies could become available, reducing or completely negating the benefit of our product candidates. Our competitors may also include companies that are or will be developing therapies for the same therapeutic areas that we are targeting within our early pipeline, including neuromuscular disorders, cancer, fibrosis and anemia.

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

Comprehensive Tax Reform Legislation Could Adversely Affect Our Business And Financial Condition.

On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act,” or the TCJA, which significantly reforms the Internal Revenue Code of 1986, as amended  (the “Code”). The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate, limitation of the tax deduction for interest expense, limitation of the deduction for net operating losses and elimination of net operating loss carrybacks and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”).

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

Risks Related to Government Regulation

The regulatory approval process for our product candidates in the United States, European Union (“EU”) and other jurisdictions is currently uncertain and will be lengthy, time‑consuming and inherently unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.

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

We have received Orphan Drug Designation from the FDA for SRK‑015 for the treatment of SMA and the EMA granted Orphan Medicinal Product Designation to SRK-015 for the treatment of SMA.  We may seek Orphan Drug Designation from regulatory authorities in other jurisdictions for SRK‑015 and Orphan Drug Designation from the FDA, EMA or regulatory authorities in other jurisdictions for our future product candidates. In any of these instances, we may not receive the requested designation or we may be unable to maintain the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, after a recommendation from the EMA’s Committee for Orphan Medicinal Products (“COMP”) the European Commission grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition. Any approval that we are granted for our product candidates in the United States or Europe would not assure approval of product candidates in the other or in any other jurisdiction. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

We have received Orphan Drug Designation from the FDA for SRK-015 for the treatment of SMA, and the EMA’s COMP has adopted a positive opinion designating SRK-015 as an orphan medicinal product for the treatment of SMA. Even if we are able to obtain orphan designation, we may not be the first to obtain marketing approval for such indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. In the United States, even after an orphan drug is approved, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug or is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

•

the second applicant can establish in its application that its medicinal product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior;

•	the holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or
•	the holder of the marketing authorization for the original orphan medicinal product cannot supply sufficient quantities of orphan medicinal product.

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

•

the federal Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act, and its implementing regulations, which require some manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services (“HHS) information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

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

On January 31, 2019, the Department of Health and Human Services (HHS) and HHS Office of Inspector General (OIG) proposed an amendment to one of the existing Anti-Kickback safe harbors (42 C.F.R. 1001.952(h)) which would prohibit certain pharmaceutical manufacturers from offering rebates to pharmacy benefit managers (“PBMs”) in the Medicare Part D and Medicaid managed care programs. The proposed amendment would remove protection for "discounts" from Anti-Kickback enforcement action, and would include criminal and civil penalties for knowingly and willfully offering, paying, soliciting, or receiving remuneration to induce or reward the referral of business reimbursable under federal health care programs. At the same time, HHS also proposed to create a new safe harbor to protect point-of-

sale discounts that drug manufacturers provide directly to patients, and adds another safe harbor to protect certain administrative fees paid by manufacturers to PBMs. If this proposal is adopted, in whole or in part, it could affect the pricing and reimbursement for any products for which we receive approval in the future.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post‑marketing testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategies (“REMS”), program as a condition of approval of our product candidates, which could entail requirements for long‑term patient follow‑up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA, EMA or a comparable foreign regulatory authority approves our product candidates, we will have to comply with requirements including submissions of safety and other post‑marketing information and reports and registration.

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

Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, the Middle Class Tax Relief and Job Creation Act of 2012 required that the Centers for Medicare & Medicaid Services (“CMS”), the agency responsible for administering the Medicare program, reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which served as a base for 2014 and subsequent years. In addition, effective January 1, 2014, CMS also began bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting. Additional state and federal healthcare reform measures are expected to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for certain pharmaceutical products or additional pricing pressures.

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

There have been a number of significant changes to the ACA and its implementation. The Tax Cuts and Jobs Act of 2017 (“Tax Act”), includes a provision that repealed effective January 1, 2019 the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. While the Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business.

Since January 2017, President Trump has signed two Executive Orders and other directives designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. For example, the Trump administration has concluded that cost‑sharing reduction (“CSR”) payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until such appropriations are made. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain. Several state Attorneys General have filed lawsuits to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Concurrently, Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The TCJA includes a provision repealing, effective January 1, 2019, the tax‑based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA‑mandated fees, including the so‑called “Cadillac” tax on certain high cost employer‑sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non‑exempt medical devices. Further, the Bipartisan Budget Act of 2018 (“BBA”), among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” Moreover, CMS has recently finalized regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Additionally, CMS published a final rule permitting further collections and payments to and from certain Affordable Care Act qualified health plans and health insurance issuers under the Affordable Care Act risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

Payments made to physicians in certain EU Member States must be disclosed publicly. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The Securities and Exchange Commission (“SEC”) also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

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

Recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. Under the enacted Leahy‑Smith America Invents Act (the “America Invents Act”), enacted in 2013, the United States moved from a “first to invent” to a “first‑to‑file” system. Under a “first‑to‑file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post‑grant review system. The effects of these changes are currently unclear as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act, and many of the substantive changes to patent law, including the “first‑to‑file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

We may choose to challenge the patentability of claims in a third‑party’s U.S. patent by requesting that the USPTO review the patent claims in an ex‑parte re‑exam, inter partes review or post‑grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge the grant of a third‑party’s patent in opposition proceedings in the European Patent Office (“EPO”) or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office then we may be exposed to litigation by a third‑party alleging that the patent may be infringed by our product candidates or proprietary technologies.

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

On December 19, 2018, we entered into a Master Collaboration Agreement, the Gilead Collaboration Agreement, with Gilead Sciences, Inc. (“Gilead”), to discover and develop specific inhibitors of TGFβ activation focused on the treatment of fibrotic diseases. Under the collaboration, Gilead has exclusive options to license worldwide rights to product candidates that emerge from three of our TGFβ programs. Pursuant to the Gilead Collaboration Agreement, we are responsible for antibody discovery and preclinical research through product candidate nomination, after which, upon exercising the option for a Gilead Program, Gilead will be responsible for the Gilead Program’s preclinical and clinical development and commercialization. In consideration of the foregoing, we received $80 million in upfront payments, comprised of $50 million in cash and a $30 million equity investment in us. In addition, we will receive a one-time milestone payment of $25 million if we successfully complete specific preclinical studies and will be eligible to receive up to an additional $1,425 million in potential payments aggregated across all three Gilead Programs, based on the successful achievement of certain research, development, regulatory and commercialization milestones. We would also receive high single-digit to low double-digit tiered royalties on sales of potential future products originating from the collaboration. We cannot guarantee the outcome of our efforts to achieve such milestones, and, even if we achieve such milestones, we cannot directly control Gilead’s performance of its obligations under the agreement or the amount and timing of resources that Gilead will dedicate to these efforts, and accordingly, we may not receive any of the milestone or royalty payments that are contingent upon our or Gilead’s achievements.

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

•

There may be disputes between Gilead and us, including disagreements regarding the Gilead Collaboration Agreement, that may result in the delay of development programs, creation of uncertainty as to ownership of, control of, or access to intellectual property rights, litigation or arbitration proceedings, distraction of our management from other business activities, and our incurrence of substantial expenses. Any disagreements could result in failure to achieve developmental, regulatory and sales objectives that would have otherwise resulted in milestone or royalty payments to us or the delay or termination of any future development or commercialization of a Gilead Program.

The Gilead Collaboration Agreement is also subject to early termination, including through Gilead’s right under certain circumstances to terminate upon advance notice to us. If the Gilead Collaboration Agreement is terminated early, we may not be able to find another collaborator for the further development and commercialization of the three Gilead Programs covered by the Gilead Collaboration Agreement on acceptable terms, or at all, and we may be unable to pursue continued development and commercialization of such programs on our own.

We may not be successful in our efforts to discover antibodies or identify potential product candidates under the Gilead Collaboration Agreement.

A key element of our strategy under the Gilead Collaboration Agreement is to use our proprietary technology to identify program antibodies that meet the development criteria for such Gilead Program. Our antibody discovery process may not be successful in identifying antibodies that meet the development criteria for a Gilead Program under the Gilead Collaboration Agreement or that we believe qualify as product candidates. Even if we identify and nominate a product candidate for any Gilead Program, Gilead may not choose to exercise its option for the Gilead Program or may not be successful in developing or commercializing such product candidate. If Gilead elected not to exercise an option, we would have incurred significant discovery and research expenses but may not be eligible to receive future milestone or royalty payments related to such program.  Further development of a product candidate may also be discontinued by Gilead if the product candidate is shown to have harmful side effects or if other characteristics are observed that indicate the product candidate may be unlikely to receive marking approval or achieve market acceptance. If Gilead decides not to move forward with a product candidate, that could negatively affect our business, including our reputation, and could hinder our ability to enter into future collaborations.

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

As of March 31, 2019, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 40.8% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act  (the “JOBS Act”), enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act of 2002, as amended (“Sarbanes‑Oxley Act”);
•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements;
•	exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved;
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

If any of our existing major stockholders sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2019, over 35% of our common stock was held by members of our Board and shareholders affiliated with our Board of Directors and if any of them were to sell a portion of their holdings of our common stock, our stock price could be negatively affected.

We issued 980,392 shares to Gilead in December 2018.The shares are subject to a lock-up period, but following the expiration of such lock-up period, such shares of our common stock may be freely sold in the open market, subject to compliance with applicable securities laws. The sale of these shares in the open market could cause the market price of our common stock to decline or become highly volatile.

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

Issuer Purchases of Equity Securities

None.

Use of Proceeds from Initial Public Offering of Common Stock

On May 29, 2018, we completed the sale of 5,360,000 shares of our common stock in our initial public offering at a price to the public of $14.00 per share. The underwriters fully exercised their over-allotment option on June 1, 2018, and purchased an additional 804,000 shares of our common stock. The offer and sale of the shares in our IPO was registered under the Securities Act pursuant to registration statements on Form S‑1 (File No. 333‑224493), which was filed with the SEC on April 27, 2018 and amended subsequently and declared effective by the SEC on May 23, 2018. Following the sale of the shares in connection with the closing of our IPO, the offering terminated. The offering did not terminate before all the securities registered in the registration statements were sold. Jefferies LLC, Cowen and Company, LLC and BMO Capital Markets Corp. acted as lead book-running managers for the offering. Wedbush PacGrow acted as the co-manager for the offering. We raised approximately $77.8 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by us. None of these expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. As of March 31, 2019, we had used approximately $36.0 million of the net offering proceeds, primarily to fund research and development activities for SRK-015, to fund TGFβ1 and other preclinical research and development activities and for working capital and general corporate purposes. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on May 24, 2018. We invested the funds received in accordance with our investment policy. As of March 31, 2019, the remaining amount of the net proceeds is included as cash, cash equivalents and marketable securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.2	May 8, 2018

3.2	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.1.1	May 14, 2018

3.3	Amended and Restated By-laws of the Registrant	S-1/A	333-224493	3.4	May 8, 2018

4.1	Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated December 22, 2017	S-1	333-224493	4.1	April 27, 2018

4.2	Specimen Stock Certificate evidencing shares of common stock	S-1/A	333-224493	4.2	May 14, 2018

4.3	Amended and Restated Warrant to Purchase Stock, by and between Silicon Valley Bank and the Registrant, dated December 22, 2017	S-1	333-224493	4.3	April 27, 2018

10.1	Amended and Restated Collaboration Agreement, dated March 12, 2019, by and between Scholar Rock, Inc. and Adimab, LLC	8-K	001-38501	10.1	March 13, 2019

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following materials from the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements

*       Filed herewith

**     Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLAR ROCK HOLDING CORPORATION

Date: May 15, 2019	By:	/s/ Nagesh K. Mahanthappa
Nagesh K. Mahanthappa, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
Date: May 15, 2019	By:	/s/ Rhonda M. Chicko
Rhonda M. Chicko Chief Financial Officer (Principal Financial Officer)