Form 10-Q
period 2019-06-30
Scholar Rock Holding Corp
filed 2019-08-14
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

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

(857) 259‑3860 (Registrant’s telephone number, including area code) Securities registered pursuant to Section 12(b) of the Exchange Act:
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

The number of outstanding shares of the Registrant’s Common Stock as of August 1, 2019 was 29,680,330.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q (“Quarterly Report”), including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•

the success, cost and timing of clinical trials for SRK-015, including the progress and completion of our Phase 2 clinical trial and any future clinical trials for SRK-015, and the results from these trials;

•

the success, cost and timing of our other product development activities, preclinical studies and clinical trials, including for SRK-181 for the treatment of cancers resistant to checkpoint blockade therapies (“CBTs”) and the timing of the availability of the results of these studies and trials;

•	our success in identifying and executing a development program for additional indications for SRK-015, SRK-181 and in identifying product candidates from our other programs;
•	the clinical utility of our product candidates and their potential advantages over other therapeutic options;
•

our ability to obtain, generally or on terms acceptable to us, funding for our operations, including funding necessary to complete further development and, upon successful development, if approved, commercialization of SRK-015, SRK-181 or any of our future product candidates;

•	the potential for our identified research priorities to advance our proprietary platform, development programs or product candidates;
•

the timing, scope, or likelihood of our ability to obtain and maintain regulatory approval from the U.S. Food and Drug Administration, European Medicines Agency and other regulatory authorities for SRK-015, SRK-181 and any future product candidates, and any related restrictions, limitations or warnings in the label of any approved product candidate;

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection;
•	our ability and the potential to successfully manufacture our product candidates for clinical trials and for commercial use, if approved;
•	our ability to establish or maintain collaborations or strategic relationships, including our collaboration with Gilead Sciences, Inc.;
•	our ability to obtain additional funding when necessary;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in combination with others;
•	our expectations related to the use of our cash reserves;
•	the impact of new laws and regulations or amendments to existing laws and regulations;

•	developments and projections relating to our competitors and our industry;
•	our estimates and expectations regarding expenses, future revenue, capital requirements and needs for additional financing, including our expected use of proceeds from our public offerings;
•	cash and expense levels, future revenues and liquidity sources;
•	our expectations regarding the period during which we qualify as an emerging growth company under the Jumpstart Our Business Startups Act; and
•	other risks and uncertainties, including those listed under Part II, Item 1A, Risk Factors.

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

SCHOLAR ROCK HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$113,798	$115,069
Marketable securities	71,333	60,576
Prepaid expenses and other current assets	3,247	2,296
Total current assets	188,378	177,941
Property and equipment, net	3,471	3,190
Operating lease right-of-use asset	4,857	—
Restricted cash	205	205
Total assets	$196,911	$181,336
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,863	$3,303
Accrued expenses	5,584	7,157
Deferred rent	—	16
Operating lease liability	1,063	—
Loan payable	—	424
Deferred revenue	23,524	20,209
Other current liabilities	15	14
Total current liabilities	32,049	31,123
Long-term portion of deferred rent	—	871
Long-term portion of operating lease liability	4,655	—
Other long-term liabilities	17	24
Long-term portion of deferred revenue	31,235	42,695
Total liabilities	67,956	74,713
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2019 and December 31, 2018; no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized and 29,230,330 shares issued and outstanding as of June 30, 2019; 150,000,000 shares authorized and 26,217,701 shares issued and outstanding as of December 31, 2018	29	26
Additional paid-in capital	258,996	213,453
Accumulated other comprehensive income (loss)	58	(8)
Accumulated deficit	(130,128)	(106,848)
Total stockholders’ equity	128,955	106,623
Total liabilities and stockholders’ equity	$196,911	$181,336

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$5,039	$—	$8,145	$—
Operating expenses:
Research and development	13,715	11,424	24,454	18,125
General and administrative	4,710	3,460	8,780	5,775
Total operating expenses	18,425	14,884	33,234	23,900
Loss from operations	(13,386)	(14,884)	(25,089)	(23,900)
Other income (expense), net	861	177	1,809	301
Net loss	$(12,525)	$(14,707)	$(23,280)	$(23,599)
Net loss per share, basic and diluted	$(0.48)	$(1.39)	$(0.90)	$(3.51)
Weighted average common shares outstanding, basic and diluted	25,922,833	10,593,987	25,758,658	6,716,283
Comprehensive loss:
Net loss	$(12,525)	$(14,707)	$(23,280)	$(23,599)
Other comprehensive income:
Unrealized gain on marketable securities	42	2	66	2
Total other comprehensive income	42	2	66	2
Comprehensive loss	$(12,483)	$(14,705)	$(23,214)	$(23,597)

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share and per share data)

						Accumulated
	Convertible Preferred				Additional	Other		Total
	Stock		Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	—	$—	26,217,701	$26	$213,453	$(8)	$(106,848)	$106,623
Unrealized gain on marketable securities	—	—	—	—	—	24	—	24
Restricted shares forfeited during the period	—	—	(2,237)	—	—	—	—	—
Exercise of stock options	—	—	1,983	—	13	—	—	13
Equity-based compensation expense	—	—	—	—	1,618	—	—	1,618
Net Loss	—	—	—	—	—	—	(10,755)	(10,755)
Balance at March 31, 2019	—	—	26,217,447	26	215,084	16	(117,603)	97,523
Unrealized gain on marketable securities	—	—	—	—	—	42	—	42
Sale of common shares, net of issuance costs	—	—	3,000,000	3	42,019	—	—	42,022
Exercise of stock options	—	—	12,883	—	79	—	—	79
Equity-based compensation expense	—	—	—	—	1,814	—	—	1,814
Net Loss	—	—	—	—	—	—	(12,525)	(12,525)
Balance at June 30, 2019	—	$—	29,230,330	$29	$258,996	$58	$(130,128)	$128,955

						Accumulated
	Convertible Preferred				Additional	Other		Total
	Stock		Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2017	43,135,911	$109,232	3,970,586	$4	$4,001	$(2)	$(57,525)	$(53,522)
Unrealized gain on marketable securities	—	—	—	—	—	1	—	1
Equity-based compensation expense	—	—	—	—	482	—	—	482
Net loss	—	—	—	—	—	—	(8,892)	(8,892)
Balance at March 31, 2018	43,135,911	109,232	3,970,586	4	4,483	(1)	(66,417)	(61,931)
Unrealized gain on marketable securities	—	—	—	—	—	1	—	1
Reclassification of warrant to stockholders' equity	—	—	—	—	93	—	—	93
Conversion of convertible preferred stock into common stock	(43,135,911)	(109,232)	15,109,950	15	109,217	—	—	109,232
Sale of common shares sold in IPO, net of issuance costs	—	—	6,164,000	6	77,829	—	—	77,835
Restricted shares forfeited during the period	—	—	(852)	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	1,089	—	—	1,089
Net loss	—	—	—	—	—	—	(14,707)	(14,707)
Balance at June 30, 2018	—	$—	25,243,684	$25	$192,711	$—	$(81,124)	$111,612

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(23,280)	$(23,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	586	359
Equity-based compensation	3,432	1,571
Amortization of investment securities	(694)	—
Amortization of operating lease right-of-use asset	492	—
Deferred payroll tax credit	—	190
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,091)	(753)
Accounts payable	(1,028)	464
Accrued expenses	(1,771)	191
Deferred rent	—	(15)
Operating lease liabilities	(378)	—
Deferred revenue	(8,145)	—
Other liabilities	(59)	82
Net cash used in operating activities	(31,936)	(21,510)
Cash flows from investing activities:
Purchase of property and equipment	(1,279)	(192)
Purchase of marketable securities	(77,297)	—
Sales and maturities of marketable securities	67,300	1,498
Net cash (used in) provided by investing activities	(11,276)	1,306
Cash flows from financing activities:
Principal payments on loan payable	(365)	(333)
Proceeds from sale of common stock, net of issuance costs	42,220	79,137
Proceeds from stock option exercises	92	—
Other	(6)	—
Net cash provided by financing activities	41,941	78,804
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,271)	58,600
Cash and cash equivalents and restricted cash, beginning of period	115,274	56,666
Cash and cash equivalents and restricted cash, end of period	$114,003	$115,266
Supplemental disclosure of non-cash items:
Property and equipment purchases in accounts payable	$27	$—
Offering costs in accounts payable and accrued expenses	$198	$1,302
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$5,349	$—
Supplemental cash flow information:
Cash paid for interest	$6	$19

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of the Business

Scholar Rock Holding Corporation (the “Company”) is a biopharmaceutical company focused on the discovery and development of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role. The Company’s novel understanding of the molecular mechanisms of growth factor activation enabled the development of a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target these signaling proteins at the cellular level. The Company’s lead product candidate, SRK-015, is a highly selective fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle.  SRK-015 is being developed as a potential first muscle-directed therapy for the treatment of spinal muscular atrophy (“SMA”).  In June 2019, the Company presented positive final results from the Phase 1 clinical trial in healthy volunteers, including safety and tolerability, pharmacodynamic, and pharmacokinetic data, at the Cure SMA Annual conference.  The Company is currently dosing patients with Type 2 and Type 3 SMA in its TOPAZ Phase 2 clinical trial. The Company’s second product candidate, SRK-181, is being developed for the treatment of cancers resistant to checkpoint blockade therapies (“CBTs”), such as anti-PD1 or anti-PDL 1 antibodies. SRK-181 is a highly selective inhibitor of the activation of transforming growth factor beta-1 (“TGFβ1”).  The Company intends to initiate a Phase 1 clinical trial of SRK-181 in patients with solid tumors in mid-2020.  Additionally, the Company continues to create a pipeline of novel product candidates with the potential to transform the lives of patients suffering from a wide range of serious diseases, including other neuromuscular disorders, cancer, fibrosis and anemia. The Company was originally formed in May 2012. Its principal offices are in Cambridge, Massachusetts.

Since its inception, the Company’s operations have focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect, as well as establishing the Company’s intellectual property portfolio and performing research and development activities. The Company has primarily financed its operations through various equity and debt financings, including the initial public offering of its common stock (the “IPO”) in May 2018 and a secondary offering in June 2019 (Note 6), as well as research and development collaboration agreements.

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

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company’s products. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash and cash equivalents, and marketable securities at June 30, 2019 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date the financial statements are issued.

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

In adopting the new standard, the Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which removed the requirement to reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of leases, and the treatment of initial direct costs. The adoption of this standard resulted in the recognition of operating lease liabilities and right-of-use assets of $6.1 million and $5.3 million, respectively, as of January 1, 2019. There was no cumulative transition adjustment to retained earnings upon adoption of the standard and there was no material effect on the Company’s statements of operations or statement of cash flows as the difference relates to previously recorded deferred rent which was eliminated upon adoption of this standard.

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

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$71,581	$71,581	$—	$—
Marketable securities:
U.S. Treasury obligations	71,333	71,333	—	—
Total assets	$142,914	$142,914	$—	$—

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$114,593	$114,593	$—	$—
Marketable securities:
U.S. Treasury obligations	60,576	60,576	—	—
Total assets	$175,169	$175,169	$—	$—

Cash and cash equivalents and marketable securities include investments in money market funds that invest in U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 as of June 30, 2019 and December 31, 2018. There were no transfers between fair value measurements levels during the three or six months ended June 30, 2019 or 2018.

The carrying amounts reflected in the balance sheets for prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at June 30, 2019 and December 31, 2018, due to their short-term nature.

Upon the completion of the IPO, the Company’s outstanding warrant to purchase preferred stock converted into a warrant to purchase common stock and the Company reclassified the fair value of the warrant to additional paid-in capital. As of June 30, 2019, the warrant is currently exercisable for 7,614 shares of the Company’s common stock at an exercise price of $3.94 per share.

4. Marketable Securities

The following table summarizes the Company’s investments as of June 30, 2019 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$71,275	$58	$—	$71,333
Total available-for-sale securities	$71,275	$58	$—	$71,333

The following table summarizes the Company’s investments as of December 31, 2018 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$60,584	$—	$(8)	$60,576
Total available-for-sale securities	$60,584	$—	$(8)	$60,576

5. Accrued Expenses

As of June 30, 2019 and December 31, 2018, accrued expenses consist of the following (in thousands):

	As of
	June 30,	December 31,
	2019	2018
Accrued external research and development expense	$2,669	$3,284
Accrued payroll and related expenses	1,800	2,826
Accrued professional and consulting expense	871	890
Accrued other	244	157
	$5,584	$7,157

6. Common Stock and Preferred Stock

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

In connection with the consummation of the IPO, on May 29, 2018 the Company filed an amended and restated certificate of incorporation, which increased the number of shares of common stock authorized for issuance thereunder by 90,000,000 shares to 150,000,000 shares and also authorized for issuance 10,000,000 shares of Preferred Stock, par value $0.001. As of June 30, 2019,  no shares of the Preferred Stock were issued or outstanding.

In June 2019, the Company sold 3,000,000 shares of its common stock through an underwritten public offering at a price of $15.00 per share. The offering was made pursuant to the Company’s effective shelf registration statement on Form S-3.  As a result of the offering, the Company received aggregate net proceeds, after underwriting discounts and commissions and other estimated offering expenses, of approximately $42.0 million.  The Company also granted the underwriters an option exercisable for 30 days to purchase up to an additional 450,000 shares of common stock at the same price of $15.00 per share, less underwriting discounts and commissions, which was settled in July 2019 (Note 12).

7. Equity-Based Compensation

The Company recorded equity-based compensation expense related to all equity-based awards for employees and nonemployees, which was allocated as follows in the consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development expense	$638	$542	$1,217	$786
General and administrative expense	1,176	548	2,215	785
	$1,814	$1,090	$3,432	$1,571

Restricted Stock

The following table summarizes restricted common stock activity as of June 30, 2019:

		Weighted
		Average Fair
		Value per Share
	Number of Shares	at Issuance
Restricted common stock as of December 31, 2018	664,174	$5.77
Granted	—	$—
Vested	(181,274)	$5.77
Forfeited	(2,237)	$5.77
Restricted common stock as of June 30, 2019	480,663	$5.77

As of June 30, 2019, the Company had unrecognized equity-based compensation expense of  $2.1 million related to restricted stock issued to employees and directors, which is expected to be recognized over a period of 1.6 years.

Stock Options

The following table summarizes stock option activity as of June 30, 2019:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2018	1,627,947	$10.86	9.26	$19,831
Granted	843,235	16.11
Exercised	(14,866)	6.23
Cancelled	(32,755)	13.91
Outstanding as of June 30, 2019	2,423,561	12.68	9.08	$10,568
Options exercisable as of June 30, 2019	489,347	$10.40	8.74	$2,994

Using the Black-Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the six months ended June 30, 2019 was $11.33.

The following assumptions were used in determining the fair value of options granted in the six months ended June 30,  2019:

Risk-free interest rate	2.46%
Expected dividend yield	0.0%
Expected term (years to liquidity)	6.19
Expected volatility	80.40%

As of June 30, 2019, the Company has unrecognized equity-based compensation expense related to its employee stock options of  $17.1 million which the Company expects to recognize over the remaining weighted average vesting period of 2.9 years.

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

Other information related to the Company’s lease was as follows (in thousands, except lease term and discount rate):

	For Three Months Ended	For Six Months Ended
	June 30,	June 30,
	2019	2019
Lease Cost:
Operating lease cost	$343	$686
Variable lease cost	179	358
Total lease cost	$522	$1,044

For Six Months Ended
June 30,
2019
Other information:
Operating cash flows used for operating leases	$572
Weighted average remaining lease term	4.17 years
Weighted average discount rate	6.47%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of June 30, 2019 (in thousands):

Year Ending December 31,
2019 (excluding the six months ended June 30, 2019)	$696
2020	1,447
2021	1,623
2022	1,672
2023	1,137
Thereafter	—
Total lease payments	6,575
Less imputed interest	(857)
Total operating lease liabilities	$5,718

Legal Proceedings

The Company is not currently a party to any material legal proceedings.

9. Loan Payable

In August 2015, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (‘‘SVB’’), which provided the Company an equipment line of credit of up to $2.0 million to finance the purchase of eligible equipment. The Company made the final payments on the loan in June 2019.

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

None of the performance obligations have been fully satisfied as of June 30, 2019. As a result of the joint research activities conducted during the three and six months ended June 30, 2019, the Company recognized $5.0 million and $8.1 million, respectively, in revenue in the Company’s consolidated statements of operations and comprehensive loss under the Gilead Collaboration Agreement. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at June 30, 2019 is  $54.8  million. The Company will recognize the deferred revenue based on a cost input method, over the remaining research term for each respective Gilead Program, which is a maximum of  2.5 years as of June 30, 2019; each research term is dependent on the timing of Gilead either exercising its options for the Gilead Programs or terminating further development on the Gilead Programs prior to the expiration date of the research term.

11. Net Loss per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding, excluding restricted common stock. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2019	2018
Restricted common stock	480,663	1,003,222
Warrant	7,614	7,614
Stock options	2,423,561	1,483,321
	2,911,838	2,494,157

12. Subsequent Events

The underwriters of the Company’s previously announced public offering exercised in full their option to purchase an additional 450,000 shares of common stock at the public offering price of $15.00 per share, which was settled in July 2019, resulting in additional net proceeds of approximately $6.3 million, after underwriting discounts and commissions and other estimated offering expenses.  After giving effect to the exercise in full of the underwriters’ option to purchase additional shares of common stock, the total number of shares sold by the Company in the secondary public offering was 3,450,000 shares and the net proceeds were approximately $48.3 million, after deducting underwriting discounts and commissions and other estimated offering expenses.

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

Our lead product candidate, SRK-015, is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. SRK-015 is being developed as a potential first muscle-directed therapy for the treatment of spinal muscular atrophy (“SMA”).  In June 2019, we presented positive final results from the Phase 1 clinical trial in healthy volunteers, including safety and tolerability, pharmacodynamic, and pharmacokinetic data, at the Cure SMA Annual conference.  We are currently dosing patients with Type 2 and Type 3 SMA in our TOPAZ Phase 2 clinical trial and anticipate announcing preliminary pharmacodynamics and pharmacokinetic data by the end of 2019, interim efficacy and safety analysis at six months in the first half of 2020 and top-line results of twelve-month treatment between the fourth quarter of 2020 and first quarter 2021.

Our second product candidate, SRK-181, is being developed for the treatment of cancers resistant to checkpoint blockade therapies (“CBTs”) such as anti-PD1 or anti-PDL 1 antibodies. SRK-181 is a highly selective inhibitor of the activation of transforming growth factor beta-1 (“TGFβ1”). We intend to initiate a Phase 1 clinical trial of SRK-181 in patients with solid tumors in mid-2020.  This trial is planned to include dose escalation as well as the evaluation of SRK-181 in combination with CBTs. We anticipate that initial clinical data, such as data from the dose escalation portion of the trial, will be available by the end of 2021.

In addition, we intend to nominate a product candidate in the first half of 2020 that targets RGMc, a co-receptor of bone morphogenetic protein 6 (“BMP6”), another member of the TGFβ superfamily, to pursue in iron-restricted anemias. Utilizing our proprietary platform, we continue to create a pipeline of novel product candidates with the potential to transform the lives of patients suffering from a wide range of serious diseases, including other neuromuscular disorders, cancer, fibrosis and anemia.

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

In June 2019, we sold 3,000,000 shares of our common stock through an underwritten public offering at a price of $15.00 per share. The offering was made pursuant to our effective shelf registration statement on Form S-3. As a result of the offering, we received aggregate net proceeds, after underwriting discounts and commissions and other estimated offering expenses, of approximately $42.0 million. We also granted the underwriters an option exercisable for 30 days to purchase up to an additional 450,000 shares of common stock at the same price of $15.00 per share, less underwriting discounts and commissions, which was settled in July 2019.

Since inception, we have incurred significant operating losses. Our net losses were $12.5  million and $14.7 million for the three months ended June 30, 2019 and 2018, respectively, and $23.3  million and $23.6 million for the six months ended June 30, 2019 and 2018. As of June 30, 2019, we had an accumulated deficit of $130.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition, we anticipate that our expenses will increase in connection with our ongoing activities, as we:

•	continue development activities for SRK-015, our lead product candidate, including the conduct of our Phase 2 clinical trial;
•	continue research and development activities for SRK-181 and advance SRK-181 into a Phase 1 clinical trial;
•	continue research and development activities to allow us to nominate a product candidate that targets RGMc, a co-receptor of BMP6, to pursue in iron-restricted anemias;
•	continue to discover, validate and develop additional product candidates through use of our proprietary platform;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional research, development and business personnel; and
•	continue to build the infrastructure to support our operations as a public company.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase for the foreseeable future as our product candidate development programs progress. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans. In addition, we expect to incur additional costs in connection with our research and development activities under our collaboration with Gilead.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our cash and cash equivalents and marketable securities, interest expense incurred on our credit facility, including amortization of debt discount and debit issuance costs, gains and losses on foreign currency invoices and non-cash changes in the fair value of the warrant issued in connection with our credit facility.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2019	2018	$	%
Revenue	$5,039	$—	$5,039	100.0%
Operating expenses:
Research and development	13,715	11,424	$2,291	20.1%
General and administrative	4,710	3,460	1,250	36.1%
Total operating expenses	18,425	14,884	3,541	23.8%
Loss from operations	(13,386)	(14,884)	1,498	(10.1)%
Other income (expense), net	861	177	684	NM *
Net loss	$(12,525)	$(14,707)	$2,182	(14.8)%

* NM means not meaningful.

Revenue

Revenue was $5.0 million for the three months ended June 30, 2019. The revenue for the three months ended June 30, 2019 was related to the Gilead Collaboration Agreement, which was executed in December 2018. Revenue associated with the research and development and license performance obligations relating to the Gilead Programs is recognized as the research and development services are provided using a cost input method. No revenue was recognized for the three months ended June 30, 2018.

Operating Expenses

Research and Development

Research and development expense was $13.7 million for the three months ended June 30, 2019 compared to $11.4 million for the three months ended June 30, 2018, an increase of $2.3 million or 20.1%. The following table summarizes our research and development expense for the three months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2019	2018	$	%
External costs by program
SRK-015	$3,218	$5,536	$(2,318)	(41.9)%
SRK-181	3,657	—	3,657	100.0%
Other early development candidates and unallocated costs	1,178	1,936	(758)	(39.2)%
Total external costs	8,053	7,472	581	7.8%
Internal costs:
Employee compensation and benefits	3,634	2,603	1,031	39.6%
Facility and other	2,028	1,349	679	50.3%
Total internal costs	5,662	3,952	1,710	43.3%
Total research and development expense	$13,715	$11,424	$2,291	20.1%

The increase in research and development expense was primarily attributable to the following:

•

The $0.6 million increase in external costs consists of a $3.7 million increase in costs associated with SRK-181, which was declared as our second product candidate in March 2019, partially offset by a decrease of $2.3 million in costs associated with SRK-015, due to timing of manufacturing development in 2018, and a decrease of $0.8 million in other early development candidates and unallocated costs.
•

The $1.7 million increase in internal research and development costs was primarily driven by an increase in employee compensation and benefits costs, associated with increased headcount and related overhead, as we continued to build out our research and development functions.

In 2019, we expect our research and development expenses to increase, as we continue to advance the development of our product candidates, including SRK-015 through our Phase 2 clinical trial, and continue development of SRK-181. Additionally, we expect to continue to conduct research under our Gilead collaboration.

General and Administrative

General and administrative expense was $4.7 million for the three months ended June 30, 2019 compared to $3.5 million for the three months ended June 30, 2018, an increase of $1.2 million or 36.1%. The increase in general and administrative expense was primarily attributable to an increase of $0.6 million in employee compensation and benefits, including stock compensation, related to increased headcount and $0.6 million in other costs related to items associated with operating as a public company.

We expect our general and administrative expenses to increase in 2019, as we continue to invest in our internal infrastructure to support our overall company growth, and as we comply with the responsibilities of being a public company.

Other Income (Expense), Net

The increase in other income (expense), net was attributable to increased income earned on our investment portfolio, associated with higher cash balances and higher interest rates during the three months ended June 30, 2019, as compared to the three months ended June 30, 2018, partially offset with the change in fair value of the warrant during the three months ended June 30, 2018. Previously, the warrant was classified as a liability, the liability was re-measured at its fair value at each balance sheet date and recorded in other expense. Subsequent to our IPO, the warrant is classified as equity and no longer valued at fair value.

Comparison of the Six Months Ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2019	2018	$	%
Revenue	$8,145	$—	$8,145	100.0%
Operating expenses:
Research and development	24,454	18,125	6,329	34.9%
General and administrative	8,780	5,775	3,005	52.0%
Total operating expenses	33,234	23,900	9,334	39.1%
Loss from operations	(25,089)	(23,900)	(1,189)	5.0%
Other income (expense), net	1,809	301	1,508	NM *
Net loss	$(23,280)	$(23,599)	$319	(1.4)%

* NM means not meaningful.

Revenue

Revenue was $8.1 million for the six months ended June 30, 2019. The revenue for the six months ended June 30, 2019 was related to the Gilead Collaboration Agreement, which was executed in December 2018. Revenue associated with the research and development and license performance obligations relating to the Gilead Programs is recognized as the research and development services are provided using a cost input method. No revenue was recognized for the six months ended June 30, 2018.

Operating Expenses

Research and Development

Research and development expense was $24.5 million for the six months ended June 30, 2019 compared to $18.1 million for the six months ended June 30, 2018, an increase of $6.3 million or 34.9%. The following table summarizes our research and development expense for the six months ended June 30, 2019 and 2018 (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2019	2018	$	%
External costs by program:
SRK-015	$4,961	$7,531	$(2,570)	(34.1)%
SRK-181	5,393	—	5,393	100.0%
Other early programs and unallocated costs	3,179	3,232	(53)	(1.6)%
Total external costs	13,533	10,763	2,770	25.7%
Internal costs:
Employee compensation and benefits	7,070	4,753	2,317	48.7%
Facility and other	3,851	2,609	1,242	47.6%
Total internal costs	10,921	7,362	3,559	48.3%
Total research and development expense	$24,454	$18,125	$6,329	34.9%

The increase in research and development expense was primarily attributable to the following:

•

The $2.8 million increase in external costs primarily consists of a $5.4 million increase in costs associated with SRK-181, which was declared as our second product candidate in March 2019, partially offset by a decrease of $2.6 million in costs associated with SRK-015, due to timing of manufacturing development in 2018. Expenses associated with SRK-181 include a one time option fee owed upon its product candidate declaration.

•

The $3.6 million increase in internal research and development costs was primarily driven by an increase in employee compensation and benefits costs, associated with increased headcount and related overhead, as we continued to build out our research and development functions.

In 2019, we expect our research and development expenses to increase, as we continue to advance the development of our product candidates, including SRK-015 through our Phase 2 clinical trial, and continue development of SRK-181. Additionally, we expect to continue to conduct research under our Gilead collaboration.

General and Administrative

General and administrative expense was $8.8 million for the six months ended June 30, 2019 compared to $5.8 million for the six months ended June 30, 2018, an increase of $3.0 million or 52.0%. The increase in general and administrative expense was primarily attributable to an increase of $2.2 million in employee compensation and benefits, including stock compensation, related to increased headcount and $0.8 million in other costs related to items associated with operating as a public company.

We expect our general and administrative expenses to increase in 2019, as we continue to invest in our internal infrastructure to support our overall company growth, and as we comply with the responsibilities of being a public company.

Other Income (Expense), Net

The increase in other income (expense), net was attributable to increased income earned on our investment portfolio, associated with higher cash balances and higher interest rates during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018, partially offset with the change in fair value of the warrant during the six months ended June 30, 2018. Previously, the warrant was classified as a liability, the liability was re-measured at its fair value at each balance sheet date and recorded in other expense. Subsequent to our IPO, the warrant is classified as equity and no longer valued at fair value.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any product revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of our convertible preferred stock and units in private placements before our IPO, and sale of our common stock through our IPO,  to Gilead in an exempt private placement, and through a secondary public offering, as well as payments from our research collaborations.

The following table provides information regarding our total cash and cash equivalents and marketable securities at June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$113,798	$115,069
Marketable securities	71,333	60,576
Total cash, cash equivalents and marketable securities	$185,131	$175,645

During the six months ended June 30, 2019, our cash, cash equivalents and marketable securities balance increased by approximately $9.5 million.  The increase was primarily due to proceeds from the sale of our common stock in a secondary offering in June 2019, partially offset by cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continue to invest in our primary product candidates and support our internal research and development efforts. We also made capital purchases and final payments on our debt.

In June 2019, we sold 3,000,000 shares of its common stock through an underwritten public offering and received aggregate net proceeds, after underwriting discounts and commissions and other estimated offering expenses, of approximately $42.0 million. We also granted the underwriters an option to purchase an additional 450,000 shares of common stock, which was settled in July 2019.

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

Prior to the IPO, we primarily funded our operations from inception through the IPO with the net proceeds of $109.2 million from sales of our convertible preferred stock and units.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(31,936)	$(21,510)
Net cash (used in) provided by investing activities	(11,276)	1,306
Net cash provided by financing activities	41,941	78,804
Net (decrease) increase in cash and cash equivalents and restricted cash	$(1,271)	$58,600

Net Cash Used in Operating Activities

Net cash used in operating activities was $31.9 million for the six months ended June 30, 2019 and consisted of our net loss of $23.3 million and changes in our assets and liabilities of $12.5 million, of which $8.1 million is a change in deferred revenue related to the Gilead collaboration and $2.8 million is a change in accounts payable and accrued expenses. The uses of cash were partially offset by non-cash adjustments of $3.8 million, primarily from equity-based compensation.  Net cash used in operating activities was $21.5  million for the six months ended June 30, 2018 and consisted of our net loss of $23.6 million, partially offset by $2.1 million in non-cash adjustments and changes in our assets and liabilities, primarily from equity-based compensation.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $11.3 million for the six months ended June 30, 2019 compared to net cash provided by investing activities of $1.3 million for the six months ended June 30, 2018. Net cash used in investing activities for both periods was primarily associated with transactions involving our marketable securities, including purchases and maturities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $41.9 million for the six months ended June 30, 2019 compared to net cash provided by financing activities of $78.8 million for the six months ended June 30, 2018.  Net cash provided by financing activities for the  six months ended June 30, 2019 consisted primarily of proceeds from a secondary public offering of common stock. Net cash provided by financing activities for the six months ended June 30, 2018 consisted primarily of proceeds from our initial public offering of common stock. These amounts were partially offset by principal payments made on debt in both periods.

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

We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2021.

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

•	the costs of future manufacturing of SRK-015, SRK-181 and any other product candidates;

•	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
•	the costs of identifying and developing, or in-licensing or acquiring, additional product candidates and technologies;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	our ability to establish and maintain collaborations on favorable terms, if at all;
•	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements, license agreements, or other agreements we might have at such time;
•	the costs of seeking marketing approvals for our product candidates that successfully complete clinical trials, if any;
•

the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

•	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•	our headcount growth and associated costs as we expand our business operations and research and development activities;
•	the costs of expanding our infrastructure and facilities to accommodate our growing employee base, including adding equipment and physical infrastructure to support our research and development; and
•	the costs of operating as a public company.

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

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a biopharmaceutical company with a limited operating history. We were formed in 2012 and our operations to date have been focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the six months ended June 30, 2019 and 2018, we reported a net loss of $23.3 million and $23.6 million, respectively. As of June 30, 2019 and December 31, 2018, we had an accumulated deficit of $130.1 million and $106.8 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, SRK‑015, and SRK-181 and any future product candidates.

We anticipate that our expenses will increase substantially if, and as, we:

•	advance the development of our lead product candidate, SRK‑015, through Phase 2 clinical development, and, if successful, later‑stage clinical trials;
•	advance our other preclinical development programs into clinical development, including our product candidate SRK-181, in cancer immunotherapy, and identifying additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	increase the amount of research and development activities to identify and develop product candidates using our proprietary platform technology;
•	hire additional clinical development, manufacturing and scientific personnel as we continue to develop our product candidates;

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development and preclinical studies and clinical trials of SRK‑015, SRK-181 and any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of June 30, 2019, we had approximately $185.1 million in cash and cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash and cash equivalents and marketable securities as of June 30, 2019 will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2021. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long‑term, will depend on many factors, including, but not limited to:

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

We do not have any committed external source of funds or other support for our development efforts other than pursuant to our collaboration agreement with Gilead and our license agreement with Janssen, which payments we may not receive in full or at all, and we cannot be certain that additional funding will be available on acceptable terms, or at all. Even if we receive the maximum payments under the collaboration agreement with Gilead or license agreement with Janssen, the payments may not meet our current or future funding requirements. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for SRK‑015, SRK-181 or any future product candidate at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of SRK-015, SRK-181 or one or more of our future product candidates or other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Our business is highly dependent on the success of our lead product candidate, SRK‑015, as well as SRK-181 and any future product candidates that are generated from our other preclinical programs. All of our product candidates will require significant additional preclinical and clinical development before we may be able to seek regulatory approval for and launch a product commercially.

We are very early in our development efforts. We recently completed a Phase 1 trial of SRK-015 and initiated dosing patients Phase 2 clinical trial of SRK-015 inthe second quarter of 2019.  Because SRK‑015, our lead product candidate, is our only clinical stage product candidate, if SRK‑015 encounters safety or efficacy problems, development delays, or regulatory issues or other problems, our development plans and business would be negatively affected. Our second product candidate, SRK-181, is in preclinical development and we intend to initiate a Phase 1 clinical trial in cancer immunotherapy in mid-2020. All of our other programs are in preclinical development, and we may nominate additional product candidates from these programs.

SRK‑015, SRK-181 and any future product candidates will require additional preclinical and clinical development, regulatory review and approval in one or more jurisdictions, substantial investment, and access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We may not have the financial resources to continue development of, or to modify existing or enter into new collaborations for, a product candidate if we experience any issues that delay or prevent preclinical studies, clinical trials, regulatory review or approval of, or that adversely affect our ability to commercialize our product candidates, including:

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

•	conditions imposed by the FDA, EMA or comparable foreign authorities regarding the scope or design of our clinical trials;
•	challenges in indentifying or recruiting sufficient study sites or investigators for clinical trials;
•	delays in enrolling subjects in clinical trials;
•	high drop‑out rates of subjects from clinical trials;
•	inadequate supply of or quality issues related to product candidates or other materials necessary for the conduct of our clinical trials;
•	greater than anticipated clinical trial costs;
•	poor effectiveness or safety profile of our product candidates during clinical trials;
•	unfavorable FDA, EMA or other regulatory agency inspection and review of clinical trial sites;
•	failure of our third‑party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws of the FDA, EMA and other similar foreign regulatory bodies; provide true, complete and accurate information to the FDA, EMA and other similar foreign regulatory bodies; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by our employees, independent contractors, consultants, commercial partners and vendors, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of civil, criminal and administrative penalties, damages, monetary fines, individual imprisonment, disgorgement, possible exclusion from participation in government healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non‑compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and the curtailment of our operations.

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

We have yet to nominate a product candidate for any of our programs, other than SRK‑015 and SRK-181. Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support our planned INDs in the United States, or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA, EMA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA, the EMA or other regulatory authorities allowing clinical trials to begin.

Conducting preclinical testing can be a lengthy, time-consuming and expensive process. The time required for such testing may vary substantially according to the type, complexity and novelty of the program, and can be several years or more per program.  Delays associated with programs for which we are conducting preclinical testing and studies may cause us to incur additional operating expenses.  We also may be affected by delays associated with the preclinical testing and studies of certain programs that are the responsibility of our collaborators or our potential future collaborators over which we have limited or no control. The commencement and rate of completion of preclinical studies for a product candidate may be delayed by many factors, including, for example, challenges in reaching consensus with regulatory agencies regarding the scope of the necessary preclinical study program and/or appropriate preclinical study designs.

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

•

delay or failure to receive the necessary regulatory approvals. Among other things, such delays may be caused by slow enrollment in clinical trials, patients dropping out of trials, length of time to achieve trial endpoints, additional time requirements for data analysis or biologics license application (“BLA”) preparation, discussions with the FDA, an FDA request for additional preclinical or clinical data, or unexpected safety or manufacturing issues;

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

In addition, if any of our product candidates is approved for marketing, we will be subject to significant ongoing regulatory obligations, including the submission of safety and other post marketing information and reports and registration, compliance (or assuring our third party providers’ compliance) with current good manufacturing practices (“cGMPs”), and compliance with good clinical practices (“GCPs”) for any clinical trials that we conduct post approval. In addition, we or a regulatory authority may identify previously unknown problems with a product post approval, such as adverse events of unanticipated severity or frequency. Compliance with these post-approval requirements is costly, and any failure to comply or other issues with our product candidates post approval could adversely affect our business, financial condition and results of operations.

Preclinical and clinical development involve a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of SRK‑015, SRK-181, or any future product candidates.

To obtain the requisite regulatory approvals to commercialize any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, and a clinical trial can fail at any stage of testing. Differences in trial design between early‑stage clinical trials and later‑stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Moreover, clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in clinical trials have nonetheless failed to obtain marketing approval of their products.

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

We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize SRK‑015, SRK-181 or any future product candidates, including:

•	delay or inability to reach agreement with the FDA or comparable foreign regulatory authorities on acceptable clinical trial design;
•	regulators or institutional review boards (“IRBs”) or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•

we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•

clinical trials of any product candidates may fail to show safety and effectiveness, or produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;

•

the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower or more challenging than we anticipate or subjects may drop out of these clinical trials or fail to return for post‑treatment follow‑up at a higher rate than we anticipate;

•	challenges in identifying or recruiting sufficient study sites or investigators for clinical trials;
•	our third‑party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all,
•	clinical study sites or clinical investigators may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
•

we may elect to, or regulators, IRBs or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of a product candidate may be greater than we anticipate;
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

•

our failure to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate and/or data emerging from other molecules in the same class as our product candidate;

•

the FDA, EMA or other regulatory authorities may require us to submit additional data such as long‑term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial

•

evolution in the standard of care or changes in applicable governmental regulations or policies during the development of a product candidate that require amendments to ongoing clinical trials and/or the conduct of additional preclinical studies or clinical trials; and

•	lack of adequate funding to complete a clinical trial.

We could also encounter delays if a clinical trial is placed on clinical hold, suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA, EMA or other regulatory authorities, or if a clinical trial is recommended for suspension or termination by the Data Safety Monitoring Board (“DSMB”) for such trial. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA, EMA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. For example, we anticipate some of our future trials to, in part, utilize an “open-label” trial design, and our ongoing

Phase 2 clinical trial for SRK-015 in Type 2 and Type 3 SMA, in part, utilizes an open-label trial design. An open-label trial is one where both the patient and investigator know whether the patient is receiving the test article or either an existing approved drug or placebo. Open-label trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label studies are aware that they are receiving treatment. Open-label trials may be subject to a “patient bias,” for example if patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, patients selected for early clinical trials often have more severe forms of a disease or condition and their symptoms may have been bound to improve notwithstanding the product candidate under investigation. Open-label trials also may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The potential sources of bias in clinical trials as a result of open-label design may not be adequately mitigated and may cause any of our trials that utilize such design to fail and additional trials may be necessary to support future marketing applications. Further, the FDA, EMA or other regulatory authorities or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later stage trials.

The results of preclinical and early-stage clinical trial studies may not be predictive of the results of future clinical trials. Preclinical studies and early-stage clinical trials are primarily designed to study pharmacokinetics and pharmacodynamics, understand the side effects of product candidates, and evaluate various doses and dosing schedules.  Our current or future product candidates may demonstrate different chemical, biological and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Product candidates in later stages of clinical trials may fail to show desired pharmacological properties or produce the necessary safety and efficacy results despite having progressed through preclinical studies and initial clinical trials.  We recently completed a Phase 1 trial for SRK-015 in healthy adult volunteers and have advanced SRK-015 to a Phase 2 trial in Type 2 and Type 3 SMA.  We cannot assure you that this Phase 2 trial, or any other future clinical trials of SRK-015, will show positive results.  There can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

Interim and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit, validation and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim data, including interim top-line results or preliminary results from our clinical trials. Interim data and results from our clinical trials may materially change as more patient data become available.  Preliminary or top-line results also remain subject to audit, validation and verification procedures that may result in the final data being materially different from the interim and preliminary data we previously published. As a result, interim and preliminary data may not be predictive of final results and should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could adversely affect our business.

Our future clinical trials or those of our future collaborators may reveal significant adverse events not seen in our preclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

If significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. We, the FDA, EMA or other applicable regulatory authorities, or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early‑stage trials have later been found to cause side effects that prevented their further development. The side effects could result in a number of potentially significant negative consequences, including:

•	we may suspend marketing of such product;
•	regulatory authorities may withdraw approvals of such product;
•	regulatory authorities may require additional warnings on the label for such product;
•

we may be required to develop a REMS for such a product, or if a REMS is already in place, to incorporate additional requirements under the REMS, or to develop a similar strategy as required by a comparable foreign regulatory authority;

•	we may be required to conduct additional postmarket studies;
•	we could be sued and held liable for harm caused subjects or patients; or
•	our reputation may suffer.

Any of these developments could adversely affect our prospects for obtaining or maintaining approval for our product candidates and/or inhibit market acceptance of any approved product and could materially harm our business, financial condition and prospects.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

•	the patient eligibility and exclusion criteria defined in the protocol;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	the number and location of participating trial sites;
•	the proximity of patients to trial sites;
•	the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies;

•	our ability to obtain and maintain patient consents; and
•	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

For example, we are initially developing SRK‑015 for the treatment of SMA, a rare disease, affecting an estimated 30,000 to 35,000 patients in the United States and Europe. As a result, we may encounter difficulties enrolling patients in our clinical trials for SRK‑015 due, in part, to the small size of this patient population. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Additionally, patients may opt out of participation in clinical trials in favor of treatment with FDA-approved therapies.

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

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well‑established sales forces. Smaller or early‑stage companies may also prove to be significant competitors, particularly as they develop novel approaches to treating disease indications that our product candidates are also focused on treating. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel therapeutics or to in‑license novel therapeutics that could make the product candidates that we develop obsolete. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, promotion and distribution of drug products, including biologics, are subject to extensive regulation by the FDA in the United States and other regulatory authorities outside the United States. We are not permitted to market any biological product in the United States until we receive a biologics license from the FDA. We have not previously submitted a BLA to the FDA, or similar marketing application to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product, and the manufacturing facilities must complete a successful pre‑license inspection.

The FDA may seek independent advice from a panel of experts, referred to as an Advisory Committee, on complex or novel issues that may be presented in an application, including issues related to the adequacy of the safety and efficacy data to support approval. The opinion of the Advisory Committee, although not binding, may have a significant impact on our ability to obtain approval of any product candidates that we develop based on the completed clinical trials.

In addition, clinical trials can be delayed or terminated for a variety of reasons, including issues, delays or failures related to:

•	obtaining regulatory authorization to begin a clinical trial, if applicable;
•	the availability of financial resources to begin and complete the planned trials;
•

reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	identifying and maintaining a sufficient number of trial sites, some of which may already be engaged in other clinical trial programs, including some that may be for the same or similar indication;
•	obtaining approval at each clinical trial site by an independent IRB or ethics committee;
•	recruiting a sufficient number of suitable patients to participate in and complete a trial in a timely manner;
•	having patients complete a trial or return for post‑treatment follow‑up;
•	clinical trial sites and investigators adhering to the trial protocol, complying with GCP requirements and completing a trial;
•	our third-party CROs and clinical sites satisfying their contractual duties and meeting expected deadlines;
•	addressing any patient safety concerns that arise during the course of a clinical trial;
•	addressing any conflicts with new or existing laws or regulations;
•	adding new clinical trial sites; or
•	manufacturing qualified materials under cGMP regulations for use in clinical trials.

Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions at which such trials are being conducted, or the FDA, EMA or other regulatory authorities, or recommended for suspension or termination by the DSMB for such trial, due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing any clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

The FDA may disagree with our development plan and we may fail to obtain regulatory approval of our product candidates.

FDA approval of a new biologic or drug generally requires dispositive data from two (and in some cases, one) adequate and well‑controlled pivotal Phase 3 clinical trials of the biologic or drug in the relevant patient population. Phase 3 clinical trials typically involve hundreds of patients, have significant costs and take years to complete.

The results of our clinical trials may not support approval. Our product candidates could fail to receive regulatory approval for many reasons, including the following:

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

We have received Orphan Drug Designation from the FDA for SRK‑015 for the treatment of SMA and the EMA granted Orphan Medicinal Product Designation to SRK-015 for the treatment of SMA.  We may seek Orphan Drug Designation from regulatory authorities in other jurisdictions for SRK‑015 and Orphan Drug Designation from the FDA, EMA or regulatory authorities in other jurisdictions for our future product candidates. In any of these instances, we may not receive the requested designation or we may be unable to realize the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if, among other things, it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, after a recommendation from the EMA’s Committee for Orphan Medicinal Products (“COMP”) the European Commission grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product or where there is no satisfactory method of diagnosis, prevention or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition. Any orphan drug designation that we are granted for our product candidates in the United States or Europe would not assure orphan drug designation of those product candidates in any other jurisdiction. Orphan drug designation neither shortens the development time or regulatory review time of a product candidate, nor gives the product candidate any advantage in the regulatory review or approval process.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity for that indication. Orphan drug exclusivity means the FDA may not approve another application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

We have received Orphan Drug Designation from the FDA for SRK-015 for the treatment of SMA, and the EMA’s COMP has adopted a positive opinion designating SRK-015 as an orphan medicinal product for the treatment of SMA. Even if we obtain orphan drug exclusivity, the benefit of that exclusivity may be limited if we seek approval for an indication broader than the orphan-designated indication or could be revoked under certain circumstances, for example if the FDA later determines that the request for designation was materially defective or that we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition during the exclusivity period because different drugs with different active moieties can be approved for the same condition, and the same product can be approved for different uses. Also, in the United States, even after an orphan drug is approved and obtains orphan drug exclusivity, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug, including because it has been shown to be clinically superior to the drug with exclusivity because it is safer, more effective or makes a major contribution to patient care. In the European Union, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

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

A breakthrough therapy is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious or life‑threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Products that have been designated as breakthrough therapies are eligible for more frequent interaction and communication between the FDA and the sponsor, which can help to identify the most efficient path for clinical development, as well as rolling review. Products designated as breakthrough therapies by the FDA may also be eligible for (but are not assured) accelerated approval.

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

If a product is intended for the treatment of a serious or life‑threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for Fast Track Designation. Products receiving a Fast Track Designation are eligible for more frequent interaction and communication with FDA and rolling review. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if it believes that the designation is no longer supported by data from our clinical development program.

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

•

the federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, but a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions. Even if the FDA grants marketing approval of a product candidate, the EMA or comparable regulatory authorities in foreign jurisdictions may not approve the manufacturing, marketing and promotion of the product candidate in other countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

If any of our product candidates are approved, they will be subject to ongoing regulatory requirements, including requirements related to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record‑keeping, import, export, conduct of post‑marketing studies and submission of safety, efficacy and other post‑market information. In addition, we will be subject to continued compliance with cGMP and GCP requirements for any clinical trials that we conduct post‑approval.

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, EMA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA or other marketing application and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved uses for which the product may be marketed or contain requirements for potentially costly post‑market testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a Risk Evaluation and Mitigation Strategy (“REMS”) program as a condition of approval of our product candidates, which could entail requirements for long‑term patient follow‑up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third‑party manufacturers or manufacturing processes, or failure to comply with regulatory requirements may result in revisions to the approved labeling to add new safety information; imposition of post‑market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
•	fines, warning letters, untitled letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•	product seizure or detention or refusal to permit the import or export of our product candidates; and
•	permanent injunctions and consent decrees, including the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Products may be promoted only for their approved indications and in a manner consistent with theirFDA-approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of unapproved uses and a company that is found to have improperly promoted unapproved off‑label uses may be subject to significant liability.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may face enforcement action and our business may be harmed.

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

Moreover, increasing efforts by governmental and third‑party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes. At the federal level, the Trump administration’s budget for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 legislative session or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low‑income patients. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

The ACA, among other things, subjects biological products to potential competition by lower‑cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (as of January 1, 2019, pursuant to the Balanced Budget Act of 2018) point‑of‑sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

There have been a number of significant changes to the ACA and its implementation. The Tax Cuts and Jobs Act of 2017 (“Tax Act”), includes a provision that repealed effective January 1, 2019 the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas (the “Texas District Court Judge”), ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal. A Fifth Circuit US Court of Appeals hearing to determine whether certain states and the House of Representatives have standing to appeal the lower court decision was held on July 9, 2019, but it is unclear when a Court will render its decision on this hearing, and what effect it will have on the status of the ACA.   Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results. We will continue to evaluate the effect that the ACA and its possible repeal and replacement has on our business.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in‑license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States and/or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.

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

•	we may not develop additional proprietary technologies for which we can obtain patent protection;
•	it is possible that product candidates or diagnostic tests we develop may be covered by third parties’ patents or other exclusive rights; and/or
•	the patents of others may have an adverse effect on our business.

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

Depending upon the timing, duration and specifics of any FDA marketing approval of any product candidates we may develop, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, also known as the Hatch‑Waxman Amendments. The Hatch‑Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. The patent term restoration period is generally one-half of the time between the effective date of the IND or the date of patent grant (whichever is later) and the date of submission of the BLA, plus the time between the date of submission of the BLA and the date of FDA approval of the product.  The patent holder must apply for restoration within 60 days of approval. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. We may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.

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

Risks Related to Our Reliance On Third Parties

We rely on third parties to conduct certain aspects of our preclinical studies and to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may be delayed or un-able to obtain regulatory approval of or commercialize any potential product candidates, and our business could be materially harmed.

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

Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violate federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting aspects of our preclinical studies or clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to our preclinical studies and clinical trials. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the preclinical or clinical data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements or for other reasons, our development timelines, including clinical development timelines, may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

We rely on third‑party contract manufacturers to manufacture some of our preclinical product candidate supplies and rely on third‑party contract manufacturers to manufacture all of our clinical trial product supplies. We do not own manufacturing facilities for producing any clinical trial product supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited or interrupted, or that our product supplies will be of satisfactory quality or continue to be available at acceptable prices. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements; this could be particularly problematic where we rely on a single‑source supplier, as is currently the case for the manufacture of SRK‑015 and SRK-181.

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMPs. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third‑party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third‑party and a feasible alternative may not exist. These factors would increase our reliance on the original manufacturer or require us to obtain a license from such manufacturer in order to have another third‑party manufacture our product candidates. If we must change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

We expect to continue to rely on third‑party manufacturers if we receive regulatory approval for SRK‑015, SRK-181 or any future product candidate. To the extent that we have existing, or in the future enter into, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third‑party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third‑party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:

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

In addition, we contract with fill and finishing providers which we believe have the appropriate expertise, facilities and scale to meet our needs. Failure to maintain compliance with cGMP can result in a contractor receiving FDA sanctions, which can impact our ability to operate or lead to delays in any clinical development programs. We believe that our current fill and finish contractor is operating in accordance with cGMP, but we can give no assurance that the FDA, EMA or other regulatory agencies will not conclude that a lack of compliance exists. In addition, any delay in contracting for fill and finish services, or failure of the contract manufacturer to perform the services as needed, may delay any clinical trials, registration and launches, which could negatively affect our business.

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

In addition, we rely, and intend to continue to rely, on third party entities to conduct antibody discovery based on criteria and specifications provided by us. Certain of our antibody discovery vendors may require us to enter into a license agreement with them or exercise an option in an existing agreement with them for the right to use antibodies discovered by them in humans or for commercial purposes.  Such license or other agreements could include substantial milestone

payments and royalties to the extent we choose to use an antibody discovered by such vendors.   For example, under our amended and restated collaboration agreement with Adimab, LLC (“Adimab”) (the “Adimab Agreement”), upon exercise of the development and option for the research program from which SRK-181 was generated, we paid to Adimab a non-creditable, nonrefundable option exercise fee; and on a Product (as defined in the Adimab Agreement)-by-Product basis, we will pay Adimab upon the achievement of various clinical and regulatory milestone events with total milestone payments not to exceed mid-teen millions in the aggregate for a given Product;  for any Product that is commercialized, on a country-by-country and Product-by-Product basis, we are obligated to pay to Adimab a low-to-mid single-digit percentage of annual worldwide net sales of such Product during the applicable royalty period in each country.  In addition, if we do not meet our obligations under such license or other agreements, the counterparties may have the ability to terminate the license or other agreements and we could lose the right to use the discovered antibodies, which could significantly and adversely impact our business.

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

We are subject to a number of other risks associated with our collaboration with Gilead, including:

•

If we are able to identify program antibodies and present Gilead with development candidate nominations, Gilead may not exercise its option to such program or we and Gilead could disagree as to future development plans, and Gilead may delay, fail to commence, or stop future preclinical and clinical development and commercialization.

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

As of June 30, 2019, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 23.4% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

If any of our existing major stockholders sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. In addition, as of June 30, 2019, over 22% of our common stock was held by members of our Board and shareholders affiliated with our Board of Directors and if any of them were to sell a portion of their holdings of our common stock, our stock price could be negatively affected.

We issued 980,392 shares to Gilead in December 2018. The shares are subject to a lock-up period, but following the expiration of such lock-up period, such shares of our common stock may be freely sold in the open market, subject to compliance with applicable securities laws. The sale of these shares in the open market could cause the market price of our common stock to decline or become highly volatile.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti‑takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirers to obtain control of our board of directors or initiate actions that are opposed by the then‑current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

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

Issuer Purchases of Equity Securities

None.

Use of Proceeds from Initial Public Offering of Common Stock

On May 29, 2018, we completed the sale of 5,360,000 shares of our common stock in our initial public offering at a price to the public of $14.00 per share. The underwriters fully exercised their over-allotment option on June 1, 2018, and purchased an additional 804,000 shares of our common stock. The offer and sale of the shares in our IPO was registered under the Securities Act pursuant to registration statements on Form S‑1 (File No. 333‑224493), which was filed with the SEC on April 27, 2018 and amended subsequently and declared effective by the SEC on May 23, 2018. Following the sale of the shares in connection with the closing of our IPO, the offering terminated. The offering did not terminate before all the securities registered in the registration statements were sold. Jefferies LLC, Cowen and Company, LLC and BMO Capital Markets Corp. acted as lead book-running managers for the offering. Wedbush PacGrow acted as the co-manager for the offering. We raised approximately $77.8 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by us. None of these expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. As of June 30, 2019, we had used approximately $53.4 million of the net offering proceeds, primarily to fund research and development activities for SRK-015, to fund TGFβ1 and other preclinical research and development activities and for working capital and general corporate purposes. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on May 24, 2018. We invested the funds received in accordance with our investment policy. As of June 30, 2019, the remaining amount of the net proceeds is included as cash, cash equivalents and marketable securities.

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

101*

The following materials from the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements

*       Filed herewith

**     Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLAR ROCK HOLDING CORPORATION

Date: August 14, 2019	By:	/s/ Nagesh K. Mahanthappa
Nagesh K. Mahanthappa, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
Date: August 14, 2019	By:	/s/ Rhonda M. Chicko
Rhonda M. Chicko Chief Financial Officer (Principal Financial Officer)