Form 10-Q
period 2019-09-30
Scholar Rock Holding Corp
filed 2019-11-12
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2019

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

The number of outstanding shares of the Registrant’s Common Stock as of November 1, 2019 was 29,678,422.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q (“Quarterly Report”), including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•

the success, cost and timing of clinical trials for SRK-015, including the progress and completion of our Phase 2 clinical trial and any future clinical trials for SRK-015, and the results, and the timing of results, from these trials;

•

the success, cost and timing of our other product development activities, preclinical studies and clinical trials, including for SRK-181 for the treatment of cancers resistant to checkpoint blockade therapies (“CBTs”) and the results, and timing of results, from these studies and trials;

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

The risks set forth above are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our most recent Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for future periods and Current Reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Current Reports on Form 8-K or otherwise, for a discussion of risks and uncertainties that may cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements. We expressly disclaim any responsibility to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.

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

SCHOLAR ROCK HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$32,641	$115,069
Marketable securities	143,441	60,576
Prepaid expenses and other current assets	3,157	2,296
Total current assets	179,239	177,941
Property and equipment, net	4,311	3,190
Operating lease right-of-use asset	4,702	—
Restricted cash	205	205
Other long-term assets	85	—
Total assets	$188,542	$181,336
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,032	$3,303
Accrued expenses	8,141	7,157
Deferred rent	—	16
Operating lease liability	1,082	—
Loan payable	—	424
Deferred revenue	20,252	20,209
Other current liabilities	15	14
Total current liabilities	32,522	31,123
Long-term portion of deferred rent	—	871
Long-term portion of operating lease liability	4,484	—
Other long-term liabilities	13	24
Long-term portion of deferred revenue	29,733	42,695
Total liabilities	66,752	74,713
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2019 and December 31, 2018; no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized and 29,678,422 shares issued and outstanding as of September 30, 2019; 150,000,000 shares authorized and 26,217,701 shares issued and outstanding as of December 31, 2018	30	26
Additional paid-in capital	268,009	213,453
Accumulated other comprehensive income (loss)	26	(8)
Accumulated deficit	(146,275)	(106,848)
Total stockholders’ equity	121,790	106,623
Total liabilities and stockholders’ equity	$188,542	$181,336

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$4,774	$—	$12,919	$—
Operating expenses:
Research and development	15,699	8,061	40,153	26,185
General and administrative	6,181	3,173	14,961	8,947
Total operating expenses	21,880	11,234	55,114	35,132
Loss from operations	(17,106)	(11,234)	(42,195)	(35,132)
Other income (expense), net	959	472	2,768	772
Net loss	$(16,147)	$(10,762)	$(39,427)	$(34,360)
Net loss per share, basic and diluted	$(0.55)	$(0.44)	$(1.46)	$(2.72)
Weighted average common shares outstanding, basic and diluted	29,232,158	24,310,681	26,929,215	12,647,032
Comprehensive loss:
Net loss	$(16,147)	$(10,762)	$(39,427)	$(34,360)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(32)	—	34	2
Total other comprehensive income (loss)	(32)	—	34	2
Comprehensive loss	$(16,179)	$(10,762)	$(39,393)	$(34,358)

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)

						Accumulated
	Convertible Preferred				Additional	Other		Total
	Stock		Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	—	$—	26,217,701	$26	$213,453	$(8)	$(106,848)	$106,623
Unrealized gain on marketable securities	—	—	—	—	—	24	—	24
Restricted shares forfeited during the period	—	—	(2,237)	—	—	—	—	—
Exercise of stock options	—	—	1,983	—	13	—	—	13
Equity-based compensation expense	—	—	—	—	1,618	—	—	1,618
Net Loss	—	—	—	—	—	—	(10,755)	(10,755)
Balance at March 31, 2019	—	$—	26,217,447	$26	$215,084	$16	$(117,603)	$97,523
Unrealized gain on marketable securities	—	—	—	—	—	42	—	42
Sale of common shares, net of issuance costs	—	—	3,000,000	3	42,019	—	—	42,022
Exercise of stock options	—	—	12,883	—	79	—	—	79
Equity-based compensation expense	—	—	—	—	1,814	—	—	1,814
Net Loss	—	—	—	—	—	—	(12,525)	(12,525)
Balance at June 30, 2019	—	$—	29,230,330	$29	$258,996	$58	$(130,128)	$128,955
Unrealized loss on marketable securities	—	—	—	—	—	(32)	—	(32)
Restricted shares forfeited during the period	—	—	(1,973)	—	—	—	—	—
Sale of common shares, net of issuance costs	—	—	450,000	1	6,325	—	—	6,326
Exercise of stock options	—	—	65	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	2,688	—	—	2,688
Net Loss	—	—	—	—	—	—	(16,147)	(16,147)
Balance at September 30, 2019	—	$—	29,678,422	$30	$268,009	$26	$(146,275)	$121,790

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands, except share and per share data)

						Accumulated
	Convertible Preferred				Additional	Other		Total
	Stock		Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2017	43,135,911	$109,232	3,970,586	$4	$4,001	$(2)	$(57,525)	$(53,522)
Unrealized gain on marketable securities	—	—	—	—	—	1	—	1
Equity-based compensation expense	—	—	—	—	482	—	—	482
Net loss	—	—	—	—	—	—	(8,892)	(8,892)
Balance at March 31, 2018	43,135,911	$109,232	3,970,586	$4	$4,483	$(1)	$(66,417)	$(61,931)
Unrealized gain on marketable securities	—	—	—	—	—	1	—	1
Reclassification of warrant to stockholders' equity	—	—	—	—	93	—	—	93
Conversion of convertible preferred stock into common stock	(43,135,911)	(109,232)	15,109,950	15	109,217	—	—	109,232
Sale of common shares sold in IPO, net of issuance costs	—	—	6,164,000	6	77,829	—	—	77,835
Restricted shares forfeited during the period	—	—	(852)	—	—	—	—	—
Equity-based compensation expense	—	—	—	—	1,089	—	—	1,089
Net loss	—	—	—	—	—	—	(14,707)	(14,707)
Balance at June 30, 2018	—	$—	25,243,684	$25	$192,711	$—	$(81,124)	$111,612
Sale of common shares sold in IPO, net of issuance costs	—	—	—	—	4	—	—	4
Restricted shares forfeited during the period	—	—	(2,367)	—	—	—	—	—
Exercise of stock options	—	—	449	—	3	—	—	3
Equity-based compensation expense	—	—	—	—	1,486	—	—	1,486
Net loss	—	—	—	—	—	—	(10,762)	(10,762)
Balance at September 30, 2018	—	$—	25,241,766	$25	$194,204	$—	$(91,886)	$102,343

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(39,427)	$(34,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	917	567
Gain or loss on sale of property and equipment	(8)	—
Equity-based compensation	6,120	3,057
Amortization/accretion of investment securities	(1,023)	—
Non-cash operating lease expense	742	—
Deferred payroll tax credit	—	199
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,001)	(1,108)
Other assets	(85)	—
Accounts payable	(664)	294
Accrued expenses	984	543
Deferred rent	—	190
Operating lease liabilities	(625)	—
Deferred revenue	(12,919)	—
Other liabilities	(59)	95
Net cash used in operating activities	(47,048)	(30,523)
Cash flows from investing activities:
Purchase of property and equipment	(1,645)	(791)
Purchase of marketable securities	(194,608)	—
Proceeds from sale of property and equipment	8	—
Sales and maturities of marketable securities	112,800	1,499
Net cash (used in) provided by investing activities	(83,445)	708
Cash flows from financing activities:
Principal payments on loan payable	(365)	(500)
Proceeds from sale of common stock, net of issuance costs	48,348	77,839
Proceeds from stock option exercises	92	3
Other	(10)	(2)
Net cash provided by financing activities	48,065	77,340
Net (decrease) increase in cash and cash equivalents and restricted cash	(82,428)	47,525
Cash and cash equivalents and restricted cash, beginning of period	115,274	56,666
Cash and cash equivalents and restricted cash, end of period	$32,846	$104,191
Supplemental disclosure of non-cash items:
Property and equipment purchases in accounts payable and accrued expenses	$832	$177
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$5,444	$—
Supplemental cash flow information:
Cash paid for interest	$7	$27

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of the Business

Scholar Rock Holding Corporation (the “Company”) is a biopharmaceutical company focused on the discovery and development of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role. The Company’s novel understanding of the molecular mechanisms of growth factor activation enabled the development of a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target these signaling proteins at the cellular level. The Company’s lead product candidate, SRK-015, is a highly selective fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. SRK-015 is being developed as a potential first muscle-directed therapy for the treatment of spinal muscular atrophy (“SMA”). The Company is currently dosing patients with Type 2 and Type 3 SMA in its SRK-015 TOPAZ Phase 2 clinical trial. The Company’s second product candidate, SRK-181, is being developed for the treatment of cancers resistant to checkpoint blockade therapies (“CBTs”), such as anti-PD1 or anti-PDL 1 antibodies. SRK-181 is a highly selective inhibitor of the activation of transforming growth factor beta-1 (“TGFβ1”). Subject to regulatory feedback, the Company intends to initiate a Phase 1 clinical trial of SRK-181 in the first quarter of 2020 in patients with locally advanced or metastatic solid tumors that exhibit primary resistance to anti-PD(L)1 antibodies. Additionally, the Company continues to create a pipeline of novel product candidates with the potential to transform the lives of patients suffering from a wide range of serious diseases, including other neuromuscular disorders, cancer, fibrosis and anemia. The Company was originally formed in May 2012. Its principal offices are in Cambridge, Massachusetts.

Since its inception, the Company’s operations have focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect, as well as establishing the Company’s intellectual property portfolio and performing research and development activities. The Company has primarily financed its operations through various equity financings, including the initial public offering of its common stock (the “IPO”) in May 2018 and a secondary offering in June 2019 (Note 6), as well as research and development collaboration agreements.

Revenue generation activities have been limited to two collaborations, both containing research services and the issuance of a license. The first agreement, executed in 2013, was with Janssen Biotech, Inc. (“Janssen”), a subsidiary of Johnson & Johnson. The second agreement, executed in December 2018, was with Gilead Sciences, Inc. (“Gilead”). The Company began recognizing revenue on the Gilead Collaboration Agreement in 2019. No revenues have been recorded from the sale of any commercial product.

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company’s products. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash and cash equivalents, and marketable securities at September 30, 2019 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date the financial statements are issued.

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

Leases

Effective January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”), Topic 842, Leases (“ASC 842”), using the modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC Topic 840, Leases.

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

Unaudited Interim Financial Information

The consolidated financial statements of the Company included herein have been prepared, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited consolidated financial statements include the accounts of Scholar Rock Holding Corporation and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

In adopting the new standard, the Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which removed the requirement to reassess previous accounting conclusions around whether arrangements are or contain leases, the classification of leases, and the treatment of initial direct costs. The adoption of this standard resulted in the recognition of operating lease liabilities and right-of-use assets of $6.2 million and $5.4 million, respectively, as of January 1, 2019. There was no cumulative transition adjustment to retained earnings upon adoption of the standard and there was no material effect on the Company’s statements of operations or statement of cash flows as the difference relates to previously recorded deferred rent which was eliminated upon adoption of this standard.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new standard will align the requirements for capitalizing implementation costs for hosting arrangements (services) with costs for internal-use software (assets). As a result, certain implementation costs incurred in hosting arrangements will be deferred and amortized. The new standard will be effective for the Company on January 1, 2020. The Company does not anticipate a material impact to its net financial position or disclosures as a result of the adoption of ASU 2018-15.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires that a financial asset or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. Under current GAAP, a company only considered past events and current conditions in measuring an incurred loss. Under ASU 2016-13, the information that a company must consider is broadened in developing an expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. The new guidance will be effective for annual and interim periods beginning after December 15, 2019. The guidance is applied using a modified retrospective, or prospective approach, depending on a specific amendment. The Company does not anticipate a material impact to its net financial position or disclosures as a result of the adoption of ASU 2016-13.

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 (in thousands):

	Fair Value Measurements at September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$30,868	$30,868	$—	$—
Marketable securities:
U.S. Treasury obligations	143,441	143,441	—	—
Total assets	$174,309	$174,309	$—	$—

	Fair Value Measurements at December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$114,593	$114,593	$—	$—
Marketable securities:
U.S. Treasury obligations	60,576	60,576	—	—
Total assets	$175,169	$175,169	$—	$—

Cash and cash equivalents and marketable securities include investments in money market funds and U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 as of September 30, 2019 and December 31, 2018. There were no transfers between fair value measurements levels during the three or nine months ended September 30, 2019 or 2018.

The carrying amounts reflected in the balance sheets for prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at September 30, 2019 and December 31, 2018, due to their short-term nature.

Upon the completion of the IPO, the Company’s outstanding warrant to purchase preferred stock converted into a warrant to purchase common stock and the Company reclassified the fair value of the warrant to additional paid-in capital. As of September 30, 2019, the warrant is currently exercisable for 7,614 shares of the Company’s common stock at an exercise price of $3.94 per share.

4. Marketable Securities

The following table summarizes the Company’s investments as of September 30, 2019 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$143,415	$35	$(9)	$143,441
Total available-for-sale securities	$143,415	$35	$(9)	$143,441

The following table summarizes the Company’s investments as of December 31, 2018 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$60,584	$—	$(8)	$60,576
Total available-for-sale securities	$60,584	$—	$(8)	$60,576

5. Accrued Expenses

As of September 30, 2019 and December 31, 2018, accrued expenses consist of the following (in thousands):

	As of
	September 30,	December 31,
	2019	2018
Accrued external research and development expense	$3,860	$3,284
Accrued payroll and related expenses	2,781	2,826
Accrued professional and consulting expense	1,309	890
Accrued other	191	157
	$8,141	$7,157

6. Common Stock and Preferred Stock

Upon the closing of the IPO during the second quarter of 2018, all outstanding shares of convertible preferred stock converted into 15,109,950 shares of common stock.

In connection with the consummation of the IPO, on May 29, 2018 the Company filed an amended and restated certificate of incorporation, which increased the number of shares of common stock authorized for issuance thereunder by 90,000,000 shares to 150,000,000 shares and also authorized for issuance 10,000,000 shares of Preferred Stock, par value $0.001. As of September 30, 2019,  no shares of the Preferred Stock were issued or outstanding.

In June 2019, the Company sold 3,000,000 shares of its common stock through an underwritten public offering at a price of $15.00 per share. The offering was made pursuant to the Company’s effective shelf registration statement on Form

S‑3.  In July 2019, the exercise of the overallotment was settled, resulting in the sale of an additional 450,000 shares at a price of $15.00 per share. As a result of the offering, including the exercise of the overallotment option, the Company received aggregate net proceeds, after underwriting discounts and commissions and other offering expenses, of approximately $48.3 million.

7. Equity-Based Compensation

The Company recorded equity-based compensation expense related to all equity-based awards for employees and nonemployees, which was allocated as follows in the consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development expense	$577	$453	$1,794	$1,240
General and administrative expense	2,111	1,033	4,326	1,817
	$2,688	$1,486	$6,120	$3,057

Equity-based compensation during the three and nine months ended September 30, 2019 includes $0.6 million and $0.1 million related to the acceleration and modification, respectively, of certain equity awards. Equity-based compensation during the three and nine months ended September 30, 2018 includes $0.3 million related to the modification of certain other equity awards.

Restricted Stock

The following table summarizes restricted common stock activity as of September 30, 2019:

		Weighted
		Average Fair
		Value per Share
	Number of Shares	at Issuance
Restricted common stock as of December 31, 2018	664,174	$5.77
Granted	—	$—
Vested	(271,062)	$5.77
Forfeited	(4,210)	$5.77
Restricted common stock as of September 30, 2019	388,902	$5.77

As of September 30, 2019, the Company had unrecognized equity-based compensation expense of $1.7 million related to restricted stock issued to employees and directors, which is expected to be recognized over a period of 1.4 years.

Stock Options

The following table summarizes stock option activity as of September 30, 2019:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2018	1,627,947	$10.86	9.26	$19,831
Granted	976,835	15.35
Exercised	(14,931)	6.23
Cancelled	(119,381)	15.08
Outstanding as of September 30, 2019	2,470,470	12.46	8.17	$2,577
Options exercisable as of September 30, 2019	761,359	$10.09	6.26	$1,189

Using the Black-Scholes option pricing model, the weighted average fair value of options granted to employees and directors during the nine months ended September 30, 2019 was $10.75.

The following assumptions were used in determining the fair value of options granted in the nine months ended September 30, 2019:

Risk-free interest rate	2.34%
Expected dividend yield	0.0%
Expected term (years to liquidity)	6.20
Expected volatility	79.74%

As of September 30, 2019, the Company has unrecognized equity-based compensation expense related to its employee stock options of $14.9 million which the Company expects to recognize over the remaining weighted average vesting period of 2.8 years.

8. Commitments and Contingencies

Operating Leases

Facility Lease

In March 2015, the Company entered into a 5‑year lease for its corporate headquarters (the ‘‘lease’’). The lease was further amended in February 2018, to add an additional space (the ‘‘expansion space’’) at the current location and to extend the lease term (the ‘‘amended lease’’). The amended lease expires in September 2023. Rent for the facility lease, including the expansion space, increases from $1.4 million per year to $1.7 million per year over the term of the lease. Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building. The Company has the option to extend the term of the amended lease for one additional term of 5 years commencing after the amended lease expires.

Other information related to the Company’s lease was as follows (in thousands, except lease term and discount rate):

	For Three Months Ended	For Nine Months Ended
	September 30,	September 30,
	2019	2019
Lease Cost:
Operating lease cost	$344	$1,031
Variable lease cost	149	506
Total lease cost	$493	$1,537

For Nine Months Ended
September 30,
2019
Other information:
Operating cash flows used for operating leases	$914
Weighted average remaining lease term	4.00 years
Weighted average discount rate	6.47%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of September 30, 2019 (in thousands):

Year Ending December 31,
2019 (excluding the nine months ended September 30, 2019)	$351
2020	1,446
2021	1,619
2022	1,668
2023	1,279
Thereafter	—
Total lease payments	6,363
Less imputed interest	(797)
Total operating lease liabilities	$5,566

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

10. Agreements

Collaboration with Gilead

Agreement Summary

On December 19, 2018 (the “Effective Date”), the Company entered into a Master Collaboration Agreement (the “Gilead Collaboration Agreement”) with Gilead to discover and develop specific inhibitors of TGFβ activation focused on the treatment of fibrotic diseases. Under the collaboration, Gilead has exclusive options to license worldwide rights to product candidates that emerge from three of the Company’s TGFβ programs (each a “Gilead Program”). Pursuant to the Gilead Collaboration Agreement, the Company is responsible for antibody discovery and preclinical research through product candidate nomination, after which, upon exercising the option for a Gilead Program, Gilead will be responsible for the program’s preclinical and clinical development and commercialization. Such option may be exercised by Gilead at any time from the Effective Date through a date that is 90 days following the expiration of the Research Collaboration Term (as defined below) for a given Gilead Program, or until termination of the Gilead Program, whichever is earlier (the “Option Exercise Period”).

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

The Company and Gilead have established a joint steering committee (the “JSC”). The JSC, among other powers and responsibilities, reviews, oversees and has decision-making responsibilities for certain strategic activities performed under the Gilead Programs, including reviewing and amending the research plans, reviewing any development candidate nominations, selecting a development candidate, and overseeing the strategic direction of the Gilead Programs. The Company conducts its activities for each Gilead Program under the Gilead Collaboration Agreement, on a program-by-program basis, during the period beginning on the Effective Date and ending on the earliest to occur of (a) the date that the JSC first approves a selected development candidate for such program, (b) the third anniversary of the Effective Date, or (c) the effective date of termination of the Gilead Collaboration Agreement (the “Research Collaboration Term”). During the Research Collaboration Term, for each Gilead Program, the Company will notify Gilead, through the JSC, of up to two Gilead Program antibodies (in the case that Gilead rejects one, in accordance with the terms of the Gilead Collaboration Agreement) that satisfy the development criteria for such program (the “Development Candidate Nomination”).

This Gilead Collaboration Agreement remains in effect, unless otherwise earlier terminated in accordance with the terms of the Gilead Collaboration Agreement, on a program-by-program basis, until Gilead exercises its option with respect to a given Gilead Program or until expiration of the applicable Option Exercise Period, whichever is earlier (the “Term”). Unless earlier terminated, the Term shall expire in its entirety upon the expiration of the last to expire Option Exercise Period under the Gilead Collaboration Agreement. Gilead may terminate the Gilead Collaboration Agreement in its entirety or on a program-by-program basis in its sole discretion upon prior written notice to the Company pursuant to the terms of the agreement. The Gilead Collaboration Agreement may also be terminated on a program-by-program basis by either party in the event of an uncured material breach of the Gilead Collaboration Agreement by the other party.

Prior to Gilead’s exercise of an option, the Company has the lead responsibility for drug discovery and pre-clinical development of all Gilead Programs through to Development Candidate Nomination. Within a certain period of time after receiving a data package for a Development Candidate Nomination, Gilead may exercise its option to enter into a Form of License Agreement for exclusive rights to develop, manufacture and commercialize the licensed antibodies and licensed products of such Gilead Program.

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

None of the performance obligations have been fully satisfied as of September 30, 2019. As a result of the joint research activities conducted during the three and nine months ended September 30, 2019, the Company recognized $4.8 million and $12.9 million, respectively, in revenue in the Company’s consolidated statements of operations and comprehensive loss under the Gilead Collaboration Agreement. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at September 30, 2019 is $50.0 million. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining research term for each respective Gilead Program, which is a maximum of  2.25 years as of September 30, 2019; each research term is dependent on the timing of Gilead either exercising its options for the Gilead Programs or terminating further development on the Gilead Programs prior to the expiration date of the research term.

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

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2019	2018
Restricted common stock	388,902	863,317
Warrant	7,614	7,614
Stock options	2,470,470	1,500,731
	2,866,986	2,371,662

12. Subsequent Events

In November 2019, the Company entered into a facility lease at 301 Binney Street in Cambridge, Massachusetts to be used as its new corporate headquarters. The Company is involved in the construction and design of the space and anticipates that it will incur construction costs, subject to an allowance for tenant improvements of up to $14.1 million.  No construction costs have been incurred as of September 30, 2019. The estimated expiration date is in July 2025. The Company has the option to extend the term by two years. The base rent is $6.9 million per year, subject to an annual upward adjustment of 3.5%, and the Company is subject to a free-rent period. Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building. In connection with the facility lease, the Company has secured a letter of credit for $2.3 million which renews automatically each year.

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

Our lead product candidate, SRK-015, is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. SRK-015 is being developed as a potential first muscle-directed therapy for the treatment of spinal muscular atrophy (“SMA”). We are currently dosing patients with Type 2 and Type 3 SMA in our SRK-015 TOPAZ Phase 2 clinical trial and anticipate announcing preliminary pharmacodynamics and pharmacokinetic data by the end of 2019, interim efficacy and safety analysis at six months in the first half of 2020 and top-line results of twelve-month treatment between the fourth quarter of 2020 and first quarter of 2021.

Our second product candidate, SRK-181, is being developed for the treatment of cancers resistant to checkpoint blockade therapies (“CBTs”), such as anti-PD1 or anti-PDL 1 antibodies. SRK-181 is a highly selective inhibitor of the activation of transforming growth factor beta-1 (“TGFβ1”). Subject to regulatory feedback, we intend to initiate a Phase 1 clinical trial of SRK-181 in the first quarter of 2020 in patients with locally advanced or metastatic solid tumors that exhibit primary resistance to anti-PD(L)1 antibodies.  This two-part trial will consist of dose escalation  (single-agent and SRK-181 in combination with an approved anti-PD(L)1 antibody and dose expansion (multiple tumor-specific cohorts evaluating SRK-181 in combination with an approved anti-PD(L)1 antibody).

In addition, we intend to nominate a product candidate in 2020 that targets RGMc, a co-receptor of bone morphogenetic protein 6 (“BMP6”), another member of the TGFβ superfamily, to pursue in iron-restricted anemias. Utilizing our proprietary platform, we continue to create a pipeline of novel product candidates with the potential to transform the lives of patients suffering from a wide range of serious diseases, including other neuromuscular disorders, cancer, fibrosis and anemia.

In June and July 2019, we sold 3,450,000 shares of our common stock, including the exercise of the overtallotment option, through an underwritten public offering at a price of $15.00 per share. The offering was made pursuant to our effective shelf registration statement on Form S-3. As a result of the offering,  we received aggregate net proceeds, after underwriting discounts and commissions and other offering expenses, of approximately $48.3 million.

Since inception, we have incurred significant operating losses. Our net losses were $39.4 million and $34.4 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $146.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition, we anticipate that our expenses will increase in connection with our ongoing activities, as we:

•	continue development activities for SRK-015, our lead product candidate, including the conduct of our Phase 2 clinical trial;
•	continue research and development activities for SRK-181 and advance SRK-181 into a Phase 1 clinical trial;
•	continue research and development activities to allow us to nominate a product candidate that targets RGMc, a co-receptor of BMP6, to pursue in iron-restricted anemias;
•	continue to discover, validate and develop additional product candidates through the use of our proprietary platform;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional research, development and business personnel; and
•	continue to build the infrastructure to support our operations as a public company.

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

Financial Operations Overview

Revenue

No revenues have been recorded from the sale of any commercial product. Revenue generation activities have been limited to collaborations, containing research services and the issuance of a license. Currently, revenue is being recognized related to the Master Collaboration Agreement (the “Gilead Collaboration Agreement”) with Gilead Sciences, Inc. (“Gilead”) which was executed in December 2018, and we began recognizing associated revenue in 2019. Under the Gilead Collaboration Agreement, Gilead has exclusive options to license worldwide rights to product candidates that emerge from three of the Company’s TGFβ programs (each a “Gilead Program”).

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase for the foreseeable future as our product candidate development programs progress, and we expect to incur additional costs in connection with our research and development activities under our collaboration with Gilead. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

The successful development of SRK-015, SRK-181 and any future product candidates is uncertain. Accordingly, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of SRK-015, SRK-181 and any future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of our product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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

General and Administrative

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and equity-based compensation expenses for personnel in executive, finance, business development, investor relations, legal, information technology and human resources functions. Other significant general and administrative expenses include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting, consulting services, and corporate expenses.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our cash and cash equivalents and marketable securities, interest expense incurred on our credit facility, including amortization of debt discount and debt issuance costs, gains and losses on foreign currency invoices and non-cash changes in the fair value of the warrant issued in connection with our credit facility.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2019	2018	$	%
Revenue	$4,774	$—	$4,774	100.0%
Operating expenses:
Research and development	15,699	8,061	7,638	94.8%
General and administrative	6,181	3,173	3,008	94.8%
Total operating expenses	21,880	11,234	10,646	94.8%
Loss from operations	(17,106)	(11,234)	(5,872)	52.3%
Other income (expense), net	959	472	487	*NM
Net loss	$(16,147)	$(10,762)	$(5,385)	50.0%

* NM means not meaningful.

Revenue

Revenue was $4.8 million for the three months ended September 30, 2019. The revenue for the three months ended September 30, 2019 was related to the Gilead Collaboration Agreement, which was executed in December 2018. Revenue associated with the research and development and license performance obligations relating to the Gilead Programs is recognized as the research and development services are provided using a cost input method. No revenue was recognized for the three months ended September 30, 2018.

Operating Expenses

Research and Development

Research and development expense was $15.7 million for the three months ended September 30, 2019 compared to $8.1 million for the three months ended September 30, 2018, an increase of $7.6 million or 94.8%. The following table summarizes our research and development expense for the three months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2019	2018	$	%
External costs by program
SRK-015	$2,979	$1,971	$1,008	51.1%
SRK-181	5,547	—	5,547	100.0%
Other early development candidates and unallocated costs	1,194	1,550	(356)	(23.0)%
Total external costs	9,720	3,521	6,199	176.1%
Internal costs:
Employee compensation and benefits	4,034	3,122	912	29.2%
Facility and other	1,945	1,418	527	37.2%
Total internal costs	5,979	4,540	1,439	31.7%
Total research and development expense	$15,699	$8,061	$7,638	94.8%

The increase in research and development expense was primarily attributable to the following:

•	An increase in our external research and development costs of $6.2 million:
o

Consistent with our previously stated plans to advance our immuno-oncology pipeline, we are investing in SRK-181 as it was declared to be our next product candidate earlier this year. The $5.5 million increase in costs associated with SRK-181 includes manufacturing costs in preparation for our planned Phase 1 clinical trial;

o	$1 million increase in our costs associated with SRK-015; and
o	$0.4 million decrease in other early development candidates and unallocated costs.
•

An increase of $1.4 million in internal research and development costs. The increase was primarily driven by an increase in employee compensation and benefits costs, associated with increased headcount and related overhead, as we continued to build out our research and development functions.

We expect our research and development expenses to increase as we continue to advance the development of our product candidates, including SRK-015 through our Phase 2 clinical trial, and continue development of SRK-181. Additionally, we expect to continue to conduct research under the Gilead collaboration.

General and Administrative

General and administrative expense was $6.2 million for the three months ended September 30, 2019 compared to $3.2 million for the three months ended September 30, 2018, an increase of $3.0 million or 94.8%. The increase in general and administrative expense was primarily attributable to an increase of $2.4 million in employee compensation and benefits, related to increased headcount and separation related expenses, and $0.6 million in professional services.

We expect our general and administrative expenses to increase, as we continue to invest in our internal infrastructure to support our overall company growth, and as we comply with the requirements of being a public company.

Other Income (Expense), Net

The increase in other income (expense), net was attributable to increased income earned on our investment portfolio, associated with higher cash balances and higher interest rates during the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.

Comparison of the Nine Months Ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Revenue	$12,919	$—	$12,919	100.0%
Operating expenses:
Research and development	40,153	26,185	13,968	53.3%
General and administrative	14,961	8,947	6,014	67.2%
Total operating expenses	55,114	35,132	19,982	56.9%
Loss from operations	(42,195)	(35,132)	(7,063)	20.1%
Other income (expense), net	2,768	772	1,996	*NM
Net loss	$(39,427)	$(34,360)	$(5,067)	14.7%

* NM means not meaningful.

Revenue

Revenue was $12.9 million for the nine months ended September 30, 2019. The revenue for the nine months ended September 30, 2019 was related to the Gilead Collaboration Agreement, which was executed in December 2018. Revenue associated with the research and development and license performance obligations relating to the Gilead Programs is recognized as the research and development services are provided using a cost input method. No revenue was recognized for the nine months ended September 30, 2018.

Operating Expenses

Research and Development

Research and development expense was $40.2 million for the nine months ended September 30, 2019 compared to $26.2 million for the nine months ended September 30, 2018, an increase of $14.0 million or 53.3%. The following table summarizes our research and development expense for the nine months ended September 30, 2019 and 2018 (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2019	2018	$	%
External costs by program:
SRK-015	$7,940	$9,502	$(1,562)	(16.4)%
SRK-181	10,940	—	10,940	100.0%
Other early programs and unallocated costs	4,571	5,138	(567)	(11.0)%
Total external costs	23,451	14,640	8,811	60.2%
Internal costs:
Employee compensation and benefits	11,117	7,900	3,217	40.7%
Facility and other	5,585	3,645	1,940	53.2%
Total internal costs	16,702	11,545	5,157	44.7%
Total research and development expense	$40,153	$26,185	$13,968	53.3%

The increase in research and development expense was primarily attributable to the following:

•	An increase of $8.8 million in external research and development costs:
o

Consistent with our previously stated plans to advance our immuno-oncology pipeline, we are investing in SRK-181 as it was declared to be our next product candidate earlier this year. The $10.9 million increase in costs associated with SRK-181 includes manufacturing costs in preparation for our planned Phase 1 clinical trial as well as a one time option fee owed upon its product candidate declaration;

o	$1.6 million decrease in costs associated with SRK-015, due to timing of manufacturing development in 2018; and
o	$0.6 million decrease in other early development candidates and unallocated costs.
•

The $5.2 million increase in internal research and development costs was primarily driven by an increase in employee compensation and benefits costs, associated with increased headcount and related overhead, as we continued to build out our research and development functions, in addition to an increase in facility costs as we added the expansion space to our current location in July 2018.

We expect our research and development expenses to increase as we continue to advance the development of our product candidates, including SRK-015 through our Phase 2 clinical trial, and continue development of SRK-181. Additionally, we expect to continue to conduct research under the Gilead collaboration.

General and Administrative

General and administrative expense was $15.0 million for the nine months ended September 30, 2019 compared to $8.9 million for the nine months ended September 30, 2018, an increase of $6.1 million or 67.2%. The increase in general and administrative expense was primarily attributable to an increase of $4.7 million in employee compensation and benefits,  related to increased headcount and separation related expenses, $0.8 million in costs related to operating as a public company, and $0.6 million in professional services.

We expect our general and administrative expenses to increase, as we continue to invest in our internal infrastructure to support our overall company growth, and as we comply with the requirements of being a public company.

Other Income (Expense), Net

The increase in other income (expense), net was attributable to increased income earned on our investment portfolio, associated with higher cash balances and higher interest rates during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018, partially offset with the change in fair value of the warrant during the nine months ended September 30, 2018. Previously, the warrant was classified as a liability, the liability was re-measured at its fair value at each balance sheet date and recorded in other expense. Subsequent to our initial public offering (“IPO”), the warrant is classified as equity and no longer valued at fair value.

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

The following table provides information regarding our total cash and cash equivalents and marketable securities at September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$32,641	$115,069
Marketable securities	143,441	60,576
Total cash, cash equivalents and marketable securities	$176,082	$175,645

During the nine months ended September 30, 2019, our cash, cash equivalents and marketable securities balance increased by approximately $0.4 million.  The increase was primarily due to $48.3 million in net proceeds from the sale of our common stock in a secondary offering in June 2019, including the exercise of the overallotment option in July 2019, partially offset by cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continue to invest in our primary product candidates and support our internal research and development efforts. We also made capital purchases and final payments on our debt.

In June and July 2019, we sold 3,450,000 shares of our common stock through an underwritten public offering, including an overallotment option. As a result of the offering, we received aggregate net proceeds, after underwriting discounts and commissions and other offering expenses, of approximately $48.3 million.

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

In May 2018, we completed our IPO, in which we issued and sold 6,164,000 shares of common stock, including all additional shares available to cover overallotments, resulting in net proceeds of $77.8 million after deducting underwriting discounts and commissions and other offering costs payable by us.

From inception and prior to the IPO, we primarily funded our operations with the net proceeds of $109.2 million from sales of our convertible preferred stock and units.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash used in operating activities	$(47,048)	$(30,523)
Net cash (used in) provided by investing activities	(83,445)	708
Net cash provided by financing activities	48,065	77,340
Net (decrease) increase in cash and cash equivalents and restricted cash	$(82,428)	$47,525

Net Cash Used in Operating Activities

Net cash used in operating activities was $47.0 million for the nine months ended September 30, 2019 and consisted of our net loss of $39.4 million and changes in our assets and liabilities of $14.4 million, of which $12.9 million is a change in deferred revenue related to the Gilead collaboration. The uses of cash were partially offset by non-cash adjustments of $6.8 million, primarily from equity-based compensation.  Net cash used in operating activities was $30.5  million for the nine months ended September 30, 2018 and consisted of our net loss of $34.4 million, partially offset by $3.9 million in non-cash adjustments, primarily from equity-based compensation.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $83.4 million for the nine months ended September 30, 2019 compared to net cash provided by investing activities of $0.7 million for the nine months ended September 30, 2018. Net cash used in investing activities for both periods was primarily associated with transactions involving our marketable securities, including purchases and maturities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $48.1 million for the nine months ended September 30, 2019 compared to net cash provided by financing activities of $77.3 million for the nine months ended September 30, 2018. Net cash provided by financing activities for the nine months ended September 30, 2019 consisted primarily of proceeds from a secondary public offering of common stock in June 2019, and the exercise of the overallotment option in July 2019. Net cash provided by financing activities for the nine months ended September 30, 2018 consisted primarily of proceeds from our initial public offering of common stock. These amounts were partially offset by principal payments made on debt in both periods.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development for, continue and initiate later stage clinical trials for, continue to develop and optimize our manufacturing processes for, and seek marketing approval for, our product candidates, including SRK-015 and SRK-181, and any of our future product candidates. In addition, if we obtain marketing approval for SRK-015, SRK-181 or any of our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company.

We expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2021.

We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•

the costs and timing of developing our lead product candidate, SRK-015, including enrollment in the Phase 2 clinical trial, and the costs and timing of conducting future clinical trials, including for SRK-181;

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our chief executive officer (principal executive officer) and senior vice president, finance (principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report. Based upon such evaluation, our chief executive officer and senior vice president, finance  have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a biopharmaceutical company with a limited operating history. We were formed in 2012 and our operations to date have been focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drug products. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have not yet demonstrated the ability to progress any product candidate through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the nine months ended September 30, 2019 and 2018, we reported a net loss of $39.4 million and $34.4 million, respectively. As of September 30, 2019 and December 31, 2018, we had an accumulated deficit of $146.3 million and $106.8 million, respectively. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, SRK‑015, and SRK-181 and any future product candidates.

We anticipate that our expenses will increase substantially if, and as, we:

•	advance the development of our lead product candidate, SRK‑015, through Phase 2 clinical development, and, if successful, later‑stage clinical trials;
•	advance our other preclinical development programs into clinical development, including our product candidate SRK-181, in cancer immunotherapy, and identify additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	increase the amount of research and development activities to identify and develop product candidates using our proprietary platform technology;
•	hire additional clinical development, manufacturing and scientific personnel as we continue to develop our product candidates;

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development and preclinical studies and clinical trials of SRK‑015, SRK-181 and any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of September 30, 2019, we had approximately $176.1 million in cash and cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash and cash equivalents and marketable securities as of September 30, 2019 will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2021. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Our future funding requirements, both near and long‑term, will depend on many factors, including, but not limited to:

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

We are very early in our development efforts. We recently completed a Phase 1 trial of SRK-015 and initiated dosing patients Phase 2 clinical trial of SRK-015 in the second quarter of 2019.  Because SRK‑015, our lead product candidate, is our only clinical stage product candidate, if SRK‑015 encounters safety or efficacy problems, development delays, or regulatory issues or other problems, our development plans and business would be negatively affected. Our second product candidate, SRK-181, is in preclinical development and we intend to initiate a Phase 1 clinical trial in cancer immunotherapy in the first quarter of 2020. All of our other programs are in preclinical development, and we may nominate additional product candidates from these programs.

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

In addition, if any of our product candidates is approved for marketing, we will be subject to significant ongoing regulatory obligations, including the submission of safety and other post-marketing information and reports and registration, compliance (or assuring our third party providers’ compliance) with current good manufacturing practices (“cGMPs”), and compliance with good clinical practices (“GCPs”) for any clinical trials that we conduct post-approval. In addition, we or a regulatory authority may identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these post-approval requirements is costly, and any failure to comply or other issues with our product candidates post-approval could adversely affect our business, financial condition and results of operations.

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

The results of preclinical studies and early-stage clinical trials may not be predictive of the results of future clinical trials. Preclinical studies and early-stage clinical trials are primarily designed to study pharmacokinetics and pharmacodynamics, understand the side effects of product candidates, and evaluate various doses and dosing schedules.  Our current or future product candidates may demonstrate different chemical, biological and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Product candidates in later stages of clinical trials may fail to show desired pharmacological properties or produce the necessary safety and efficacy results despite having progressed through preclinical studies and initial clinical trials.  We recently completed a Phase 1 trial for SRK-015 in healthy adult volunteers and have advanced SRK-015 to a Phase 2 trial in Type 2 and Type 3 SMA.  We cannot assure you that this Phase 2 trial, or any other future clinical trials of SRK-015, will show positive results.  There can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

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

Our future clinical trials or those of our future collaborators may reveal significant adverse events not seen in our preclinical studies or earlier clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

If significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. We, the FDA, EMA or other applicable regulatory authorities, or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early‑stage trials have later been found to cause side effects that prevented their further development. The side effects could result in a number of potentially significant negative consequences, including:

•	we may suspend marketing of such product;
•	regulatory authorities may refuse to grant market approval to a product candidate or withdraw approvals of such product;
•	regulatory authorities may require additional warnings on the label for such product;
•

we may be required to develop a REMS for such a product, or if a REMS is already in place, to incorporate additional requirements under the REMS, or to develop a similar strategy as required by a comparable foreign regulatory authority;

•	we may be required to conduct additional post-market studies;
•	we could be sued and held liable for harm caused subjects or patients; or
•	our reputation may suffer.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing, promotion and distribution of drug products, including biologics, are subject to extensive regulation by the FDA in the United States and other regulatory authorities outside the United States. We are not permitted to market any biological product in the United States until we receive a biologics license from the FDA. We have not previously submitted a BLA to the FDA or similar marketing application to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product, and the manufacturing facilities must complete a successful pre‑license inspection.

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

Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions at which such trials are being conducted, or the FDA, EMA or other regulatory authorities, or recommended for suspension or termination by the DSMB for such trial, due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the prospects for regulatory approval and commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing any clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

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

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if, among other things, it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, after a recommendation from the EMA’s Committee for Orphan Medicinal Products (“COMP”) the European Commission grants orphan drug designation to promote the development of products that are (a) intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union, or (b) for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would generate sufficient return to justify the necessary investment in developing the drug or biological product.  Additionally, the designation of orphan drug requires, that there is no satisfactory method of diagnosis, prevention or treatment of the condition, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition. Any orphan drug designation that we are granted for our product candidates in the United States or Europe would not assure orphan drug designation of those product candidates in any other jurisdiction. Orphan drug designation neither shortens the development time or regulatory review time of a product candidate, nor gives the product candidate any advantage in the regulatory review or approval process (other than as discussed below).

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity for that indication. Orphan drug exclusivity means the FDA may not approve another application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. In the European Union, orphan drug designation entitles a party to scientific assistance regarding necessary tests and trials, financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, EMA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations. As such, we and our contract manufacturers will be subject to periodic review and inspections to assess compliance with cGMP and adherence to commitments made in any BLA or other marketing application and previous responses to inspection observations. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

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

The FDA strictly regulates marketing, labeling, advertising, and promotion of products that are placed on the market. Products may be promoted only for their approved indications and in a manner consistent with their FDA-approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of unapproved uses and a company that is found to have improperly promoted unapproved off‑label uses may be subject to significant liability.

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

Changes in regulations, statutes or the interpretation of existing statutes or regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; (iv) additional record keeping requirements; or (v) changes to our pricing arrangements. If any such changes were to be imposed, they could adversely affect the operation of our business.

In the United States, there have been and continue to be a number of legislative and regulatory changes and proposed changes to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the ACA, was passed, which has substantially changed the way health care is financed by both governmental and private insurers, and has significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (as of January 1, 2019, pursuant to the Bipartisan Budget Act of 2018) point of sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Certain provisions of the ACA have been subject to judicial challenges, as well as to efforts to repeal or replace them or to alter their interpretation or implementation. For example, the Tax Cuts and Jobs Act of 2017 (“Tax Act”), included a provision that repealed effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Moreover, under the Trump Administration, CMS has issued regulations that give states great flexibility in the identification of the essential health benefits benchmarks for non-grandfathered individual and small group market health insurance coverage, including plans sold through the health insurance exchanges established under the ACA.

On December 14, 2018, the U.S. District Court for the Northern District of Texas, ruled the ACA is invalid as a result of the tax penalty associated with the “individual mandate “being repealed by Congress as part of the Tax Act. This ruling is stayed pending appeal. It is unclear how the ultimate decision in this case, or other efforts to repeal, replace, or invalidate the ACA or its implementing regulations, or portions thereof, will impact our business. We will continue to evaluate the effect that the ACA and its possible repeal, replacement, or invalidation, in whole or in part, has on our business.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Selection Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. In concert with subsequent legislation, this includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2027 unless Congress takes additional action. The American Taxpayer Relief Act of 2012 also reduced Medicare payments to several types of health care providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

These laws, and state and federal healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare or other healthcare funding or otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post-grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product candidates and/or proprietary technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product candidates, technologies or methods.

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

If we or one of our licensing partners initiate legal proceedings against a third‑party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third‑party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re‑examination, post-grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

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

Risks Related to Our Reliance On Third Parties

We rely on third parties to conduct certain aspects of our preclinical studies and to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may be delayed or unable to obtain regulatory approval of or commercialize any potential product candidates, and our business could be materially harmed.

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

•	adverse results or delays in any preclinical studies or clinical trials for SRK-015 or SRK-181, including the results of our Phase 2 clinical trial for SRK-015;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	adverse regulatory decisions, including failure to receive regulatory approval of SRK‑015 or any future product candidate;
•	changes in laws or regulations applicable to SRK‑015 or any future product candidate, including but not limited to clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers;
•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•	our inability to establish collaborations, if needed;
•	our failure to commercialize our product candidates, if approved;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of SRK‑015, SRK-181 or any future product candidate;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic collaborations or partnerships, joint ventures or capital commitments by us or our competitors;
•	our ability to effectively manage our growth;
•	actual or anticipated variations in quarterly operating results;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;

•	publication of research reports about us or our industry, or product candidates in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	overall performance of the equity markets;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	changes in accounting practices;
•	ineffectiveness or inadequacy of our internal controls and procedures;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	general political and economic conditions; and
•	other events or factors, many of which are beyond our control.

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

As of September 30, 2019, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 23.1% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

If any of our existing major stockholders sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. In addition, as of September 30, 2019, over 21% of our common stock was held by members of our Board and shareholders affiliated with our Board of Directors and if any of them were to sell a portion of their holdings of our common stock, our stock price could be negatively affected.

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

Issuer Purchases of Equity Securities

None.

Use of Proceeds from Initial Public Offering of Common Stock

On May 29, 2018, we completed the sale of 5,360,000 shares of our common stock in our initial public offering at a price to the public of $14.00 per share. The underwriters fully exercised their overallotment option on June 1, 2018, and purchased an additional 804,000 shares of our common stock. The offer and sale of the shares in our IPO was registered under the Securities Act pursuant to registration statements on Form S‑1 (File No. 333‑224493), which was filed with the SEC on April 27, 2018 and amended subsequently and declared effective by the SEC on May 23, 2018. Following the sale of the shares in connection with the closing of our IPO, the offering terminated. The offering did not terminate before all the securities registered in the registration statements were sold. Jefferies LLC, Cowen and Company, LLC and BMO Capital Markets Corp. acted as lead book-running managers for the offering. Wedbush PacGrow acted as the co-manager for the offering. We raised approximately $77.8 million in net proceeds after deducting underwriting discounts and commissions and offering expenses payable by us. None of these expenses consisted of direct or indirect payments made by us to directors, officers or persons owning 10% or more of our common stock or to their associates, or to our affiliates. As of September 30, 2019, we had used approximately $69.4 million of the net offering proceeds, primarily to fund research and development activities for SRK-015, to fund TGFβ1 and other preclinical research and development activities and for working capital and general corporate purposes. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on May 24, 2018. We invested the funds received in accordance with our investment policy. As of September 30, 2019, the remaining amount of the net proceeds is included as cash, cash equivalents and marketable securities.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

In November 2019, Scholar Rock, Inc. (“Scholar Rock”), a wholly-owned subsidiary of the Company, and BMR-Rogers Street LLC (the “Landlord”) entered into a Lease (the “Lease Agreement”) for the Company's new corporate headquarters. The lease is for 51,408 square feet of laboratory and office space located at 301 Binney Street, Cambridge, Massachusetts 02142 and shall commence, subject to certain conditions, on November 15, 2019 (the “Term Commencement Date”). The estimated expiration date of the Lease Agreement is July 15, 2025, and Scholar Rock has one option to extend the term of the Lease Agreement by two years. The base rent is $6.9 million per year, which is payable commencing on the earlier of (i) eight months after the Term Commencement Date (estimated to be July 15, 2020) and (ii) the date Scholar Rock occupies more than 60% of the rentable area of the premises that Scholar Rock is leasing pursuant to the Lease Agreement (the “Rent Commencement Date”). The base rent is subject to an annual upward adjustment of 3.5% of the then-current base rent, with the first upward adjustment commencing on the one-year anniversary of the Rent Commencement Date and subsequent adjustments becoming effective on every successive annual anniversary for the duration of the Lease Agreement. Scholar Rock is not required to pay rent for the period prior to the Rent Commencement Date. Under the terms of the Lease Agreement, Scholar Rock is required to provide a security deposit of $2.3 million, and will also be required, after the Rent Commencement Date, to pay for its share of utilities, certain building operating expenses and other expenses payable under the Lease Agreement.

Pursuant to the Lease Agreement, Scholar Rock will oversee certain construction and renovation work (the “Tenant Improvements”) to the premises at a cost to the Landlord not to exceed $14.1 million (based upon a tenant improvement allowance of $275 per square foot) (the “Tenant Improvement Allowance”). The Tenant Improvement Allowance may be applied, among certain other enumerated uses, to (i) construction, (ii) a project review fee by the Landlord, (iii) fees related to architect, engineering and related services, and (iv) the purchase of Scholar Rock’s furniture, fixtures and equipment (including lab equipment) to be used in the premises, up to a maximum of 10% of the Tenant Improvement Allowance (or $1.4 million). Scholar Rock must submit any fund requests to use the Tenant Improvement Allowance within 18 months of the Term Commencement Date.

The foregoing description of the terms of the Lease Agreement does not purport to be a complete description of the rights and obligations of the parties thereunder, and is qualified in its entirety by reference to the Lease Agreement that is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.2	May 8, 2018

3.2	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.1.1	May 14, 2018

3.3	Amended and Restated By-laws of the Registrant	S-1/A	333-224493	3.4	May 8, 2018

4.1	Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated December 22, 2017	S-1	333-224493	4.1	April 27, 2018

4.2	Specimen Stock Certificate evidencing shares of common stock	S-1/A	333-224493	4.2	May 14, 2018

4.3	Amended and Restated Warrant to Purchase Stock, by and between Silicon Valley Bank and the Registrant, dated December 22, 2017	S-1	333-224493	4.3	April 27, 2018

10.1	Separation Agreement, dated as of September 17, 2019, by and between Scholar Rock, Inc. and Rhonda Chicko	8-K	001-38501	10.1	September 23, 2019

10.2*

Lease Agreement by and between BMR-Rogers Street LLC and Scholar Rock, Inc., dated November 5, 2019.

Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the Securities and Exchange Commission upon request.

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Principal Accounting Officer Pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Principal Executive Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following materials from the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements

*       Filed herewith

**     Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLAR ROCK HOLDING CORPORATION

Date: November 12, 2019	By:	/s/ Nagesh K. Mahanthappa
Nagesh K. Mahanthappa, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
Date: November 12, 2019	By:	/s/ Erin Moore
Erin Moore Senior Vice President, Finance (Principal Accounting Officer)