Form 10-Q
period 2020-03-31
Scholar Rock Holding Corp
filed 2020-05-07
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2020

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

The number of outstanding shares of the Registrant’s Common Stock as of May 1, 2020 was 29,873,899.

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

•

the success, cost and timing of clinical trials for SRK-181, including the results, progress and completion of our DRAGON Phase 1 clinical trial for SRK-181 and any future clinical trials for SRK-181, and the results, and the timing of results, from these trials;

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

•	risks associated with the COVID-19 pandemic, which may adversely impact our business, preclinical studies, clinical trials and financial results;
•	the potential for our identified research priorities to advance our proprietary platform, development programs or product candidates;
•

the timing, scope, or likelihood of our ability to obtain and maintain regulatory approval from the U.S. Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”) and other regulatory authorities for SRK-015, SRK-181 and any future product candidates, and any related restrictions, limitations or warnings in the label of any approved product candidate;

•	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection;
•	our ability and the potential to successfully manufacture our product candidates for clinical trials and for commercial use, if approved;
•	our ability to establish or maintain collaborations or strategic relationships, including our collaboration with Gilead Sciences, Inc. (“Gilead”);
•	our expectations relating to the potential of our proprietary platform technology;

•	our ability to obtain additional funding when necessary;
•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in combination with others;
•	our expectations related to the use of our cash reserves;
•	the impact of new laws and regulations or amendments to existing laws and regulations;
•	developments and projections relating to our competitors and our industry;
•	our estimates and expectations regarding expenses, future revenue, capital requirements and needs for additional financing, including our expected use of proceeds from our public offerings;
•	cash and expense levels, future revenues and liquidity sources;
•	our expectations regarding the period during which we qualify as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act; and
•	other risks and uncertainties, including those listed under the caption Part II, Item 1A, Risk Factors.

The risks set forth above are not exhaustive. Other sections of this Quarterly Report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our most recent Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for future periods and Current Reports on Form 8-K as we file them with the SEC, and to other materials we may furnish to the public from time to time through Current Reports on Form 8-K or otherwise, for a discussion of risks and uncertainties that may cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements. We expressly disclaim any responsibility to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this Quarterly Report.

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

SCHOLAR ROCK HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$95,434	$36,308
Marketable securities	65,214	121,140
Accounts receivable	—	25,000
Prepaid expenses and other current assets	3,525	2,719
Total current assets	164,173	185,167
Property and equipment, net	4,013	4,171
Operating lease right-of-use asset	4,188	4,447
Restricted cash	2,498	2,498
Other long-term assets	830	98
Total assets	$175,702	$196,381
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,229	$1,130
Accrued expenses	7,376	9,610
Operating lease liability	1,203	1,135
Deferred revenue	16,273	20,923
Other current liabilities	19	16
Total current liabilities	27,100	32,814
Long-term portion of operating lease liability	3,832	4,168
Other long-term liabilities	14	9
Long-term portion of deferred revenue	46,109	46,489
Total liabilities	77,055	83,480
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2020 and December 31, 2019; no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized and 29,833,174 shares issued and outstanding as of March 31, 2020; 150,000,000 shares authorized and 29,792,922 shares issued and outstanding as of December 31, 2019	30	30
Additional paid-in capital	273,301	270,682
Accumulated other comprehensive income	234	37
Accumulated deficit	(174,918)	(157,848)
Total stockholders’ equity	98,647	112,901
Total liabilities and stockholders’ equity	$175,702	$196,381

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2020	2019
Revenue	$5,030	$3,106
Operating expenses:
Research and development	16,902	10,739
General and administrative	5,822	4,070
Total operating expenses	22,724	14,809
Loss from operations	(17,694)	(11,703)
Other income (expense), net	624	948
Net loss	$(17,070)	$(10,755)
Net loss per share, basic and diluted	$(0.58)	$(0.42)
Weighted average common shares outstanding, basic and diluted	29,527,349	25,592,659
Comprehensive loss:
Net loss	$(17,070)	$(10,755)
Other comprehensive income:
Unrealized gain on marketable securities	197	24
Total other comprehensive income	197	24
Comprehensive loss	$(16,873)	$(10,731)

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	29,792,922	$30	$270,682	$37	$(157,848)	$112,901
Unrealized gain on marketable securities	—	—	—	197	—	197
Exercise of stock options	40,252	—	405	—	—	405
Equity-based compensation expense	—	—	2,214	—	—	2,214
Net Loss	—	—	—	—	(17,070)	(17,070)
Balance at March 31, 2020	29,833,174	$30	$273,301	$234	$(174,918)	$98,647

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	26,217,701	$26	$213,453	$(8)	$(106,848)	$106,623
Unrealized gain on marketable securities	—	—	—	24	—	24
Restricted shares forfeited during the period	(2,237)	—	—	—	—	—
Exercise of stock options	1,983	—	13	—	—	13
Equity-based compensation expense	—	—	1,618	—	—	1,618
Net loss	—	—	—	—	(10,755)	(10,755)
Balance at March 31, 2019	26,217,447	$26	$215,084	$16	$(117,603)	$97,523

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(17,070)	$(10,755)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	391	271
Equity-based compensation	2,214	1,618
Amortization/accretion of investment securities	(177)	(365)
Non-cash operating lease expense	259	244
Change in operating assets and liabilities:
Accounts receivable	25,000	—
Prepaid expenses and other current assets	(806)	(206)
Other assets	(732)	—
Accounts payable	1,089	(98)
Accrued expenses	(2,234)	(3,016)
Operating lease liabilities	(268)	(130)
Deferred revenue	(5,030)	(3,106)
Other liabilities	—	13
Net cash provided by (used in) operating activities	2,636	(15,530)
Cash flows from investing activities:
Purchase of property and equipment	(209)	(681)
Purchase of marketable securities	(19,400)	(77,297)
Maturities of marketable securities	75,700	45,600
Net cash provided by (used in) investing activities	56,091	(32,378)
Cash flows from financing activities:
Principal payments on loan payable	—	(167)
Proceeds from stock option exercises	405	13
Other	(6)	(3)
Net cash provided by (used in) financing activities	399	(157)
Net increase (decrease) in cash and cash equivalents and restricted cash	59,126	(48,065)
Cash and cash equivalents and restricted cash, beginning of period	38,806	115,274
Cash and cash equivalents and restricted cash, end of period	$97,932	$67,209
Supplemental disclosure of non-cash items:
Property and equipment purchases in accounts payable and accrued expenses	$10	$483
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$—	$5,349

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of the Business

Scholar Rock Holding Corporation (the “Company”) is a biopharmaceutical company focused on the discovery and development of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role. The Company’s novel understanding of the molecular mechanisms of growth factor activation enabled the development of a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target these signaling proteins at the cellular level. The Company’s first product candidate, SRK-015, is a highly selective fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. SRK-015 is being developed as a potential first muscle-directed therapy for the treatment of spinal muscular atrophy (“SMA”). SRK-015 is being evaluated in the Company’s TOPAZ Phase 2 proof-of-concept trial for the treatment of patients with Type 2 and Type 3 SMA. The Company’s second product candidate, SRK-181, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor (“CPI”) therapies, such as anti-PD-1 or anti-PD-L1 (collectively called anti-PD-(L)1) antibody therapies. SRK-181 is a potent and highly selective inhibitor of the activation of latent transforming growth factor beta-1 (“TGFβ1”). The Company initiated the DRAGON Phase 1 proof-of-concept clinical trial of SRK-181 in patients with locally advanced or metastatic solid tumors that exhibit primary resistance to anti-PD-(L)1 antibodies in the first quarter of 2020 and patient dosing commenced in April 2020. Additionally, the Company continues to create a pipeline of novel product candidates with the potential to transform the lives of patients suffering from a wide range of serious diseases, including neuromuscular disorders, cancer, fibrosis and anemia. The Company was originally formed in May 2012. Its principal offices are in Cambridge, Massachusetts.

Since its inception, the Company’s operations have focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect, as well as establishing the Company’s intellectual property portfolio and performing research and development activities. The Company has primarily financed its operations through various equity financings, including the initial public offering of its common stock (the “IPO”) in May 2018 and a secondary offering in June 2019, as well as research and development collaboration agreements.

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

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company’s products. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash and cash equivalents, and marketable securities at March 31, 2020 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date the financial statements are issued.

2. Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of the unaudited consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to classifications used in the current year.

Cash and Cash Equivalents and Restricted Cash

The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the statement of cash flows:

	As of March 31,
	2020	2019
Cash and cash equivalents	$95,434	$67,004
Restricted cash	2,498	205
	$97,932	$67,209

Unaudited Interim Financial Information

The consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited consolidated financial statements include the accounts of Scholar Rock Holding Corporation and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new standard aligns the requirements for capitalizing implementation costs for hosting arrangements (services) with costs for internal-use software (assets). As a result, certain implementation costs incurred in hosting arrangements are deferred and amortized. The new standard was effective for the Company on January 1, 2020 and was adopted prospectively. As such, there was no transition adjustment. There was no material impact to the Company’s net financial position or disclosures as a result of the adoption of ASU 2018-15.

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and has determined that such standards do not currently apply to its operations.

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at March 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$79,259	$79,259	$—	$—
U.S. Treasury obligations, included in cash and cash equivalents	12,994	12,994	—	—
Marketable securities:
U.S. Treasury obligations	65,214	65,214	—	—
Total assets	$157,467	$157,467	$—	$—

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$34,896	$34,896	$—	$—
Marketable securities:
U.S. Treasury obligations	121,140	121,140	—	—
Total assets	$156,036	$156,036	$—	$—

Cash and cash equivalents and marketable securities include investments in money market funds and U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 as of March 31, 2020 and December 31, 2019. There were no transfers of assets between fair value measurement levels during the three months ended March 31, 2020 or 2019.

The carrying amounts reflected in the balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at March 31, 2020 and December 31, 2019, due to their short-term nature.

4. Marketable Securities

The following table summarizes the Company’s investments as of March 31, 2020 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$64,980	$234	$—	$65,214
Total available-for-sale securities	$64,980	$234	$—	$65,214

The following table summarizes the Company’s investments as of December 31, 2019 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$121,103	$39	$(2)	$121,140
Total available-for-sale securities	$121,103	$39	$(2)	$121,140

5. Accrued Expenses

As of March 31, 2020 and December 31, 2019, accrued expenses consist of the following (in thousands):

	As of
	March 31,	December 31,
	2020	2019
Accrued external research and development expense	$4,125	$4,088
Accrued payroll and related expenses	2,204	4,380
Accrued professional and consulting expense	920	929
Accrued other	127	213
	$7,376	$9,610

6. Equity-Based Compensation

The Company recorded equity-based compensation expense related to all equity-based awards for employees and non-employees, which was allocated as follows in the consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Research and development expense	$815	$579
General and administrative expense	1,399	1,039
	$2,214	$1,618

Restricted Stock

The following table summarizes the Company’s restricted common stock activity as of March 31, 2020:

		Weighted
		Average Fair
		Value per Share
	Number of Shares	at Issuance
Restricted common stock as of December 31, 2019	302,360	$5.77
Granted	—	$—
Vested	(75,296)	$5.77
Forfeited	—	$—
Restricted common stock as of March 31, 2020	227,064	$5.77

As of March 31, 2020, the Company had unrecognized equity-based compensation expense of $1.0 million related to restricted stock issued to employees and directors, which is expected to be recognized over a period of 1.1 years.

Stock Options

The following table summarizes the Company’s stock option activity as of March 31, 2020:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	2,401,382	$12.63	8.36	$6,523
Granted	1,194,385	$13.66
Exercised	(40,252)	$10.05
Cancelled	(44,550)	$14.00
Outstanding as of March 31, 2020	3,510,965	$12.99	8.76	$5,298
Options exercisable as of March 31, 2020	887,221	$11.47	7.57	$2,620

Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the three months ended March 31, 2020 was $9.64.

The following assumptions were used in determining the fair value of options granted in the three months ended March 31, 2020:

Risk-free interest rate	1.42%
Expected dividend yield	0.0%
Expected term (years to liquidity)	6.25
Expected volatility	81.65%

As of March 31, 2020, the Company has unrecognized equity-based compensation expense related to its employee stock options of $22.9 million which the Company expects to recognize over the remaining weighted average vesting period of 2.9 years.

7. Commitments and Contingencies

Operating Leases

620 Memorial Facility Lease

In March 2015, the Company entered into a 5‑year facility lease for its corporate headquarters (the ‘‘lease’’) at 620 Memorial Drive in Cambridge, Massachusetts. The lease was amended in February 2018, to add an additional space (the ‘‘expansion space’’) at the current location and to extend the lease term (the ‘‘amended lease’’). The amended lease expires in September 2023. Rent for the facility lease, including the expansion space, increases from $1.4 million a year to $1.7 million a year over the term of the lease. Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building. The Company has the option to extend the term of the amended lease for one additional term of 5 years commencing after the amended lease expires.

Other information related to the Company’s lease is as follows (in thousands, except lease term and discount rate):

For Three Months Ended
March 31,
2020
Lease Cost:
Operating lease cost	$344
Variable lease cost	168
Total lease cost	$512

For Three Months Ended
March 31,
2020
Other information:
Operating cash flows used for operating leases	$353
Weighted average remaining lease term	3.5 years
Weighted average incremental borrowing rate	6.47%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of March 31, 2020 (in thousands):

Year Ending December 31,
2020 (excluding the three months ended March 31, 2020)	$1,093
2021	1,619
2022	1,668
2023	1,279
Total lease payments	5,659
Less imputed interest	(624)
Total operating lease liabilities	$5,035

301 Binney Facility Lease

In November 2019, the Company entered into a facility lease at 301 Binney Street in Cambridge, Massachusetts to be used as its new corporate headquarters. The expiration date of the lease is in August 2025 and the Company has the option to extend the term by two years. The base rent is $6.9 million per year, subject to an increase of 3.5%, and the Company is subject to a free-rent period through mid-August 2020. Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building. The Company is involved in the construction and design of the space and anticipates that it will incur construction costs, subject to an allowance for tenant improvements of up to $14.1 million. In connection with the facility lease, the Company has secured a letter of credit for $2.3 million which renews automatically each year. The lease commencement date, for accounting purposes, was not reached as of March 31, 2020 and therefore the lease is not included in the Company’s operating lease right-of-use asset or operating lease liabilities as of March 31, 2020.

Specifica Antibody Library

On December 20, 2019 (the “Effective Date”), the Company entered into a Library Development and Transfer Agreement with Specifica Inc. (“Specifica”), whereby Specifica is responsible for developing and delivering a customized antibody display library (the “Library”) for the Company to use to identify antibodies for further research, development, and commercialization. The Company will pay $3.7 million in fees through 2023 related to the Library.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2020 and 2019.

8. Loan Payable

In August 2015, the Company entered into a Loan and Security Agreement with Silicon Valley Bank (‘‘SVB’’), which provided the Company an equipment line of credit of up to $2.0 million to finance the purchase of eligible equipment. The Company made the final payments on the loan in June 2019.

9. Agreements

Collaboration with Gilead

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

None of the performance obligations have been fully satisfied as of March 31, 2020.  A  $25 million preclinical milestone was achieved in December 2019 for the successful demonstration of efficacy in preclinical in vivo proof-of-concept studies. As a result, the associated $25 million was included in the consideration transferred and proportionally allocated to the performance obligations, as it was probable that a future material reversal will not occur.

In the three months ended March 31, 2020, the Company recognized $5.0 million in revenue in the Company’s consolidated statements of operations and comprehensive loss under the Gilead Collaboration Agreement. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at March 31, 2020 is $62.4 million. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining research term for each respective Gilead Program, which is a maximum of  1.75 years as of March 31, 2020; each research term is dependent on the timing of Gilead either exercising its options for the Gilead Programs or terminating further development on the Gilead Programs prior to the expiration date of the research term. The Company expects the level of activity associated with the Gilead Programs to decrease in the near term, given the COVID-19 pandemic, which will have an impact on when the revenue is recognized for the Gilead Programs. The activity under the programs will be directly impacted by when the Company’s laboratory operations return to normal use.

10. Net Loss per Share

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

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Restricted common stock	227,064	571,437
Warrant	7,614	7,614
Stock options	3,510,965	2,271,870
	3,745,643	2,850,921

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10‑Q (the “Quarterly Report”), and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

We are a biopharmaceutical company focused on the discovery and development of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role. Our novel understanding of the molecular mechanisms of growth factor activation enabled us to develop a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target these signaling proteins at the cellular level. We believe this approach, acting in the disease microenvironment, avoids the historical dose-limiting safety challenges associated with inhibiting growth factors for therapeutic effect. We also believe our focus on biologically validated growth factors may facilitate a more efficient development path.

Our first product candidate, SRK-015, is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. SRK-015 is being developed as a potential first muscle-directed therapy for the treatment of spinal muscular atrophy (“SMA”). SRK-015 is being evaluated in our TOPAZ Phase 2 proof-of-concept trial for the treatment of patients with Type 2 and Type 3 SMA. Enrollment in the trial was initiated in the second quarter of 2019 and completed in January 2020 with a total of 58 patients enrolled. In November 2019, we announced preliminary pharmacokinetic (“PK”) and pharmacodynamic (“PD”) data from the first 29 patients enrolled in the TOPAZ trial that showed dose-proportional drug exposure and demonstrated target engagement, as evidenced by dose-dependent increases of up to 100-fold in the serum levels of latent myostatin following SRK-015 treatment.  An interim efficacy, safety and PK/PD analysis of patients across the three cohorts of the trial who have progressed through at least six months of the treatment period is now planned for the fourth quarter of 2020. This is an approximately one quarter delay from our prior guidance due to COVID-19-related restrictions impacting patient access to clinical trial sites, which has led to missed or delayed doses or assessments (including efficacy), as well as the ability to monitor trial data collected by sites. Top-line data for the 12-month treatment period are now expected in the first half of 2021 compared to the prior guidance of the fourth quarter of 2020 and first quarter of 2021.  Given the ongoing COVID-19 pandemic, there may be further impacts on the timing of future visits and assessments for patients in the trial.

Our second product candidate, SRK-181, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor (“CPI”) therapies, such as anti-PD-1 or anti-PD-(L)1 antibody therapies. SRK-181 is a potent and highly selective inhibitor of the activation of latent transforming growth factor beta-1 (“TGFβ1”). We initiated the DRAGON Phase 1 proof-of-concept clinical trial of SRK-181 in patients with locally advanced or metastatic solid tumors that exhibit primary resistance to anti-PD-(L)1 antibodies in the first quarter of 2020 and patient dosing commenced in April 2020. This two-part trial consists of a dose escalation portion (Part A) and a dose expansion portion (Part B). Part A will evaluate SRK-181 as a single-agent and in combination with an approved anti-PD-(L)1 antibody therapy and Part B will evaluate SRK-181 in combination with approved anti-PD-(L)1 antibody therapy in multiple cohorts that are expected to include urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, amongst other solid tumor types. Due to the COVID-19 pandemic and the anticipated pace of enrollment, an update on dose escalation of SRK-181 as a single agent as well as in combineation with anit-PD-(L)1 therapy is anticipated in the fourth quarter of 2020 with clinical response and safety data anticipated in 2021. Timing of data read-outs may be further impacted by COVID-19-related restrictions.

Utilizing our proprietary platform, we continue to create a pipeline of novel product candidates with the potential to transform the lives of patients suffering from a wide range of serious diseases, including neuromuscular disorders, cancer, fibrosis and anemia. As an example, we are discovering and developing potent and selective inhibitors of the activation of TGFβ in collaboration with Gilead Sciences, Inc. (“Gilead”) for the treatment of fibrotic disease. We also intend to nominate a product candidate in 2020 that targets RGMc, a co-receptor of bone morphogenetic protein 6 (“BMP6”), another member of the TGFβ superfamily, to pursue in iron-restricted anemias.

Since inception, we have incurred significant operating losses. Our net losses were $17.1 million for the three months ended March 31, 2020. As of March 31, 2020, we had an accumulated deficit of $174.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition, we anticipate that our expenses will increase in connection with our ongoing activities, as we:

•	continue development activities for SRK-015, our first product candidate, including the conduct of our TOPAZ Phase 2 clinical trial;
•	continue research and development activities for SRK-181, including the conduct of our DRAGON Phase 1 clinical trial;
•	continue research and development activities to support our collaboration with Gilead;
•	continue research and development activities to allow us to nominate a product candidate that targets RGMc to pursue in iron-restricted anemias;
•	continue to discover, validate and develop additional product candidates through the use of our proprietary platform;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional research, development and business personnel; and
•	continue to build the infrastructure to support our operations as a public company.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic (the “COVID-19 pandemic”), which continues to spread throughout the U.S. and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the COVID-19 pandemic. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict the extent to which our business, including our clinical trials, financial condition and results of operations will be affected. Many clinical trials have been impacted by the COVID-19 pandemic, with clinical trial sites implementing new policies in response to the

COVID-19 pandemic, resulting in potential delays to enrollment of clinical trials or changes in the ability to access sites participating in clinical trials. We continue to monitor developments as we deal with the disruptions and uncertainties relating to the COVID-19 pandemic.

Financial Operations Overview

Revenue

No revenues have been recorded from the sale of any commercial product. Revenue generation activities have been limited to collaborations, containing research services and the issuance of a license. Currently, revenue is being recognized related to the Master Collaboration Agreement (the “Gilead Collaboration Agreement”) with Gilead which was executed in December 2018, and we began recognizing associated revenue in 2019. Under the Gilead Collaboration Agreement, Gilead has exclusive options to license worldwide rights to product candidates that emerge from three of the Company’s TGFβ programs (each a “Gilead Program”).

Revenue associated with the research and development and license performance obligations relating to the Gilead Programs is recognized as revenue as the research and development services are provided using an input method, according to the costs incurred on each Gilead Program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over time. In management’s judgment, this input method is the best measure of progress towards satisfying the performance obligations. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. The estimated remaining costs is highly subjective, as the research is novel, therefore efforts to be successful may be significantly different than the estimated costs made at the balance sheet date. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on our consolidated balance sheet. We expect to recognize the deferred revenue according to costs incurred, over the remaining research term for each respective Gilead Program, which is up to three years from the execution of the agreement; each research term is dependent on the timing of Gilead either exercising its options for the Gilead Programs or terminating further development on the Gilead Programs prior to the expiration date of the research term. We expect the level of activity associated with the Gilead Programs to decrease in the near term, given the COVID-19 pandemic, which will have an impact on when the revenue is recognized for the Gilead Programs. The activity under the programs will be directly impacted by when our laboratory operations return to normal use.

Operating Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for our research and development activities, including our product candidate discovery efforts, preclinical studies, manufacturing, and clinical trials under our research programs, which include:

•	employee-related expenses, including salaries, benefits and equity-based compensation expense for our research and development personnel;
•	expenses incurred under agreements with third parties that conduct research and development and preclinical activities on our behalf;
•	expenses incurred under agreements related to our clinical trials, including the costs for investigative sites and contract research organizations (“CROs”), that conduct our clinical trials;
•	manufacturing process-development, manufacturing of clinical supplies and technology-transfer expenses;
•	consulting and professional fees related to research and development activities;
•	costs of purchasing laboratory supplies and non-capital equipment used in our internal research and development activities;
•	costs related to compliance with clinical regulatory requirements; and
•	facility costs and other allocated expenses, which include expenses for rent and maintenance of facilities, insurance, depreciation and other supplies.

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

The successful development of SRK-015, SRK-181 and any future product candidates is uncertain. Accordingly, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of SRK-015, SRK-181 and any future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of our product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

•	the scope, progress, outcome and costs of our preclinical development activities, clinical trials and other research and development activities;
•	establishing an appropriate safety profile;
•	successful enrollment in and completion of clinical trials, including on account of the COVID-19 pandemic and its impact at clinical trial sites;
•	whether our product candidates show safety and efficacy in our clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities, if any;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	significant and changing government regulation;
•	commercializing the product candidates, if and when approved, whether alone or in collaboration with others; and
•	continued acceptable safety profile of the products following any regulatory approval.

A change in the outcome of any of these variables with respect to the development of SRK-015, SRK-181 or any of our future product candidates could significantly change the costs and timing associated with the development of that product candidate.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our cash and cash equivalents and marketable securities, interest expense incurred on our credit facility (which was fully repaid in June 2019), including amortization of debt discount and debt issuance costs, gains and losses on foreign currency invoices.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2020	2019	$	%
Revenue	$5,030	$3,106	$1,924	61.9%
Operating expenses:
Research and development	16,902	10,739	6,163	57.4%
General and administrative	5,822	4,070	1,752	43.0%
Total operating expenses	22,724	14,809	7,915	53.4%
Loss from operations	(17,694)	(11,703)	(5,991)	51.2%
Other income (expense), net	624	948	(324)	(34.2)%
Net loss	$(17,070)	$(10,755)	$(6,315)	58.7%

Revenue

Revenue was $5.0 million for the three months ended March 31, 2020 compared to $3.1 million for the three months ended March 31, 2019, an increase of $1.9 million or 61.9%. The revenue for both of these periods was related to the Gilead Collaboration Agreement, which was executed in December 2018. Revenue associated with the research and development and license performance obligations relating to the Gilead Programs is recognized as the research and development services are provided using a cost input method. The increase in revenue was attributable to the change in progress of the programs period over period. A $25 million preclinical milestone was achieved in December 2019 for the successful demonstration of efficacy in preclinical in vivo proof-of-concept studies and is included in the transaction price to allocate to revenue, contributing to the increase.

Operating Expenses

Research and Development

Research and development expense was $16.9 million for the three months ended March 31, 2020 compared to $10.7 million for the three months ended March 31, 2019, an increase of $6.2 million or 57.4%. The following table summarizes our research and development expense for the three months ended March 31, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2020	2019	$	%
External costs by program:
SRK-015	$4,200	$1,743	$2,457	141.0%
SRK-181	3,994	1,736	2,258	130.1%
Other early programs and unallocated costs	1,196	1,994	(798)	(40.0)%
Total external costs	9,390	5,473	3,917	71.6%
Internal costs:
Employee compensation and benefits	5,424	3,439	1,985	57.7%
Facility and other	2,088	1,827	261	14.3%
Total internal costs	7,512	5,266	2,246	42.7%
Total research and development expense	$16,902	$10,739	$6,163	57.4%

The increase in research and development expense was primarily attributable to the following:

•	An increase in our external research and development costs of $3.9 million, which primarily consisted of:
o	$2.5 million increase in costs associated with SRK-015, due primarily to costs associated with our TOPAZ Phase 2 clinical trial; and
o

$2.2 million increase in costs associated with SRK-181, which includes manufacturing costs in preparation for our DRAGON Phase 1 clinical trial,  as well as clinical trial costs as our DRAGON Phase 1 trial was initiated during the three months ended March 31, 2020. The three months ended March 31, 2019 included a one time option fee owed upon product candidate declaration;  partially offset by

o	$0.8 million decrease in other early development candidates and unallocated costs.
•

$2.2 million increase in internal research and development costs, which was primarily driven by an increase in employee compensation and benefits costs, associated with increased headcount and related overhead, as we continued to build out our research and development functions.

We expect our research and development expenses to increase as we continue to advance the development of our product candidates, including SRK-015 through our TOPAZ Phase 2 clinical trial, and SRK-181, through our DRAGON Phase 1 clinical trial. Additionally, we expect to continue to conduct research under the Gilead collaboration. However, as described above in COVID-19 Pandemic, the ultimate extent of the impact of the COVID-19 pandemic on our results of operations will depend on future developments, which are highly uncertain. Accordingly, we cannot fully predict the extent to which our business and results of operations will be affected.

General and Administrative

General and administrative expense was $5.8 million for the three months ended March 31, 2020 compared to $4.1 million for the three months ended March 31, 2019, an increase of $1.7 million or 43.0%. The increase in general and administrative expense was primarily attributable to an increase of $0.8 million in employee compensation and benefits,  related to increased headcount and  $0.8 million in professional services.

We anticipate that our general and administrative expenses will increase in the future as our business expands to support expected growth in research and development activities, including the continued development of our product candidates. However, as described above in COVID-19 Pandemic, the ultimate extent of the impact of the COVID-19 pandemic on our results of operations will depend on future developments, which are highly uncertain. Accordingly, we cannot fully predict the extent to which our business and results of operations will be affected.

Other Income (Expense), Net

The decrease in other income (expense), net was attributable to decreased income earned on our investment portfolio, associated with lower cash balances and lower interest rates during the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

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

The following table provides information regarding our total cash and cash equivalents and marketable securities at March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$95,434	$36,308
Marketable securities	65,214	121,140
Total cash, cash equivalents and marketable securities	$160,648	$157,448

During the three months ended March 31, 2020, our cash, cash equivalents and marketable securities balance increased by approximately $3.2 million. The increase was primarily due to the $25 million of cash received from Gilead in January 2020 from the preclinical milestone that was achieved in December 2019 for the successful demonstration of efficacy in preclinical in vivo proof-of-concept studies, partially offset by cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our primary product candidates and supported our internal research and development efforts.

In June and July 2019, we sold 3,450,000 shares of our common stock through an underwritten public offering, including an overallotment option. As a result of the offering, we received aggregate net proceeds, after underwriting discounts and commissions and other offering expenses, of approximately $48.3 million.

In December 2018, we entered into the Gilead Collaboration Agreement with Gilead pursuant to which we will conduct research and pre-clinical development activities relating to the diagnosis, treatment, cure, mitigation or prevention of diseases, disorders or conditions, other than in the field of oncology in accordance with a pre-determined research plan.  Pursuant to the Gilead Collaboration Agreement, Gilead made non-refundable payments of $80.0 million, including an upfront payment and an equity investment. As mentioned above, in December 2019, we achieved a $25 million preclinical milestone for the successful demonstration of efficacy in preclinical in vivo proof-of-concept studies, and subsequently received the associated payment in January 2020.

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

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by (used in) operating activities	$2,636	$(15,530)
Net cash provided by (used in) investing activities	56,091	(32,378)
Net cash provided by (used in) financing activities	399	(157)
Net increase (decrease) in cash and cash equivalents and restricted cash	$59,126	$(48,065)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $2.6 million for the three months ended March 31, 2020 and consisted of the $25 million of cash received from Gilead in January 2020 from the preclinical milestone that was achieved in December 2019, non-cash adjustments of $2.7 million, primarily from equity-based compensation, partially offset by  our net loss of $17.1 million and changes in our remaining assets and liabilities of $8.0 million, of which $5.0 million is a change in deferred revenue related to the Gilead collaboration.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $56.1 million for the three months ended March 31, 2020 compared to net cash used in investing activities of $32.4 million for the three months ended March 31, 2019. Net cash provided by (used in) investing activities for both periods was primarily associated with transactions involving our marketable securities, including purchases and maturities.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities of $0.4 million for the three months ended March 31, 2020 was primarily attributable to proceeds from stock option exercises. Net cash used in financing activities of $0.2 million for the three months ended March 31, 2019 was primarily attributable to principal payments made on outstanding debt. Final payments on our loan were made in June 2019.

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

However, we will require additional capital in order to complete clinical development for each of our current programs. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•

the costs and timing of developing of our product candidates, SRK-015 and SRK-181, including the TOPAZ Phase 2 clinical trial for SRK-015, the DRAGON Phase 1 clinical trial for SRK-181, and the costs and timing of conducting future clinical trials, including on account of the COVID-19 pandemic and its impact at clinical trial sites;

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

If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

There have been no material changes to our critical accounting policies from those described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Recent Accounting Pronouncements

We have reviewed all recently issued standards and have determined that they will not have a material impact on our financial statements or do not otherwise apply to our operations.

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

Our management, with the participation of our chief executive officer (principal executive officer) and senior vice president, finance (principal accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Quarterly Report. Based upon such evaluation, our chief executive officer and senior vice president, finance  have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Careful consideration should be given to the following risk factors, together with all other information set forth in this Quarterly Report on Form 10-Q (“Quarterly Report”), including our consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other documents that we file with the Securities and Exchange Commission (the “SEC”), in evaluating Scholar Rock Holding Corporation and our subsidiaries (collectively, the “Company”) and our business, before investing in our common stock. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The market price of our common stock could decline if one or more of these risks or uncertainties were to occur, which may cause you to lose all or part of the money you paid to buy our common stock. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this report.

Risks Related to Our Business and Operations

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a biopharmaceutical company formed in 2012 and our operations to date have been focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. We have not yet demonstrated the ability to progress any of our product candidates through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three months ended March 31, 2020 and 2019, we reported a net loss of $17.1 million and $10.8 million, respectively. As of March 31, 2020, we had an accumulated deficit of $174.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, SRK-015 and SRK-181, and any future product candidates.

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

•	maintain, expand and protect our intellectual property portfolio;
•	incur setbacks or delays to the initiation or completion of preclinical studies and clinical trials due to the COVID-19 pandemic;
•	incur any disruption or delays to the supply of our product candidates due to the COVID-19 pandemic;

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, including clinical trials for SRK-015 and SRK-181 and preclinical studies and clinical trials for any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of March 31, 2020, we had approximately $160.6 million in cash and cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash and cash equivalents and marketable securities as of March 31, 2020 will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2021. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Additionally, any COVID-19 pandemic-related program setbacks or delays due to changes in federal or state laws or clinical site or clinical vendor policies could impact our programs and increase our expenditures. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of clinical trials for SRK-015 and SRK-181 and preclinical studies and clinical trials for any future product candidates;
•	the clinical development plans we establish for our product candidates;
•	the number and characteristics of product candidates that we identify and develop;
•	the terms of any collaboration, strategic alliance, or licensing agreements we are currently party to or may choose to enter into in the future;
•	the impact of the COVID-19 pandemic on the initiation or completion of preclinical studies or clinical trials and the supply of our product candidates;

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

We do not have any committed external source of funds or other support for our development efforts other than pursuant to our Gilead Collaboration Agreement and our license agreement with Janssen Biotech, Inc. (“Janssen”), which payments we may not receive in full or at all, and we cannot be certain that additional funding will be available on acceptable terms, or at all. Even if we receive the maximum payments under the Gilead Collaboration Agreement or license agreement with Janssen, the payments may not meet our current or future funding requirements. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for SRK-015, SRK-181 or any future product candidate at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of SRK-015, SRK-181 or one or more of our future product candidates or other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Our business is highly dependent on the success of our product candidates, SRK-015 and SRK-181, and any future product candidates that are generated from our other preclinical programs. SRK-015 and SRK-181 will require significant additional clinical development before we may be able to seek regulatory approval for and launch either product candidate commercially.

We are very early in our development efforts. We recently completed enrollment of patients in the TOPAZ Phase 2 clinical trial of SRK-015 in the fourth quarter of 2019. We have initiated the DRAGON Phase 1 clinical trial of SRK-181 in cancer immunotherapy in the first quarter of 2020. Because SRK-015 and SRK-181 are our only clinical stage product candidates, if SRK-015 or SRK-181 encounters safety or efficacy problems, development delays, including as a result of the COVID-19 pandemic, impacts at clinical sites, or regulatory issues or other problems, our development plans and business would be negatively affected. All of our other programs are in preclinical development.

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
•

delays in submitting Investigational New Drug applications (“INDs”) or comparable foreign applications or delays or failure in receiving the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced, including on account of the COVID-19 pandemic and its impact at clinical trial sites;

•	conditions imposed by the FDA, EMA or comparable foreign authorities regarding the scope or design of our clinical trials;
•	challenges in identifying or recruiting sufficient study sites or investigators for clinical trials;
•	delays in enrolling subjects in clinical trials;
•	high drop-out rates of subjects from clinical trials;
•

inadequate supply of or quality issues related to product candidates or other materials necessary for the conduct of our clinical trials or disruption or delays in the clinical supply due to the COVID-19 pandemic;

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

Despite the implementation of security measures, our internal computer systems and those of our existing and future CROs, and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. Our increased reliance on personnel working from home may increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other agencies and contractors. For example, the loss of preclinical or clinical data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we may rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws and regulations of the FDA, EU Member States, EMA and other similar foreign regulatory bodies; provide true, complete and accurate information to the FDA, EMA and other similar foreign regulatory bodies; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we receive FDA approval of any of our product candidates and begin commercializing those products in the U.S., our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by our employees, independent contractors, consultants, commercial partners and vendors, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of civil, criminal and administrative penalties, damages, monetary fines, individual imprisonment, disgorgement, possible exclusion from participation in government healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and the curtailment of our operations, any of which could adversely affect our ability to operate our business, financial condition and results of operations.

Pandemics such as the COVID-19 pandemic could have an adverse impact on our developmental programs and our financial condition.

The COVID-19 pandemic continues to spread globally and, as of April 2020, has spread to a number of countries, including the U.S. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the COVID-19 pandemic, most of our employees are continuing their work remotely outside of our offices. As a result of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, preclinical studies and clinical trials, including disruptions or restrictions on our ability to conduct clinical trials, including accessing and monitoring clinical trial sites, and make shipments of biologic materials, as well as disruptions due to the temporary closure of the facilities of suppliers and clinical trial sites. As a result of the COVID-19 pandemic, we may experience delays in our clinical trials, including delays in or adverse impacts to data readouts from our clinical trials and delays in our ability to identify and enroll patients in current or future clinical trials. Any limitation of suppliers, clinical trial sites or access to patients would further impact our clinical trial results, enrollment progress and rates as well as our ability to access capital through the financial markets. The extent to which the COVID-19 pandemic impacts our business, preclinical studies and clinical trials and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 coronavirus and the actions to contain the COVID-19 coronavirus or treat its impact, among others.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through April 2020. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials. Regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

We have two product candidates, SRK-015 and SRK-181, and may not nominate any other product candidates for any of our programs. Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support our planned INDs in the U.S., or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA, EMA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA, the competent authorities and/or ethics committees in the EU Member States or other regulatory authorities allowing clinical trials to begin.

Conducting preclinical testing can be a lengthy, time-consuming and expensive process. The time required for such testing may vary substantially according to the type, complexity and novelty of the program, and can be several years or more per program.  Delays associated with programs for which we are conducting preclinical testing and studies, such as on account of interruptions or delays in preclinical studies at laboratories or other institutions due to the COVID-19 pandemic, may cause us to incur additional operating expenses.  We also may be affected by delays associated with the preclinical testing and studies of certain programs that are the responsibility of our collaborators or our potential future collaborators over which we have limited or no control. The commencement and rate of completion of preclinical studies for a product candidate may be delayed by many factors, including, for example, challenges in reaching consensus with regulatory agencies regarding the scope of the necessary preclinical study program and/or appropriate preclinical study designs.

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

We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any clinical trials in process or any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize SRK-015, SRK-181 or any future product candidates, including:

•	delay or inability to reach agreement with the FDA or comparable foreign regulatory authorities on acceptable clinical trial design;
•	delays to clinical trials or to the supply of our or our collaborators’ product candidates due to the COVID-19 pandemic;
•

new clinical trial site policies resulting from the COVID-19 pandemic that determine essential and non-essential functions and staff, which may impact the ability of site staff to conduct assessments, or result in delays to the conduct of the assessments, as part of our clinical trial protocols, or the ability to enter assessment results into clinical trial databases in a timely manner;

•	regulators, institutional review boards (“IRBs”) or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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
•

collaborators may provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a drug candidate, repeat or conduct new clinical trials or require a new formulation of a drug candidate for clinical testing;

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

•	challenges in identifying or recruiting sufficient study sites or investigators for clinical trials;
•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all,
•	there may be delays related to the impact of the spread of COVID-19 coronavirus on the FDA’s ability to continue its normal operations;
•	clinical study sites or clinical investigators may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
•

we may elect to, or regulators, IRBs or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	limitations on our or our CROs’ ability to access and verify clinical trial data captured at clinical study sites through monitoring and source document verification;
•	the cost of clinical trials of a product candidate may be greater than we anticipate;
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

•

the FDA, EMA or other regulatory authorities may require us to submit additional data such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial;

•

evolution in the standard of care or changes in applicable governmental regulations or policies during the development of a product candidate that require amendments to ongoing clinical trials and/or the conduct of additional preclinical studies or clinical trials; and

•	lack of adequate funding to complete a clinical trial.

We could also encounter delays if a clinical trial is placed on clinical hold, suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA, the competent authorities and/or ethics committees of the EU Member States or other regulatory authorities, if a clinical trial is recommended for suspension or termination by the Data Safety Monitoring Board (“DSMB”) for such trial, or on account of changes to federal, state, or local laws. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, competent authorities and/or ethics committees of the EU Member States or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Additionally, timely enrollment, conduct, progress, and completion of clinical trials are reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things pandemics. For example, some of our clinical trial sites are located in regions that have been afflicted by the COVID-19 coronavirus and many sites have instituted policies regarding operations as a result of the COVID-19 pandemic. Some factors from the COVID-19 pandemic that could adversely affect enrollment in, as well as conduct, progress, continuation and completion of our trials include:

•

the diversion of healthcare resources away from the conduct of clinical trial matters to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•

limitations on travel that interrupt key trial activities, such as clinical trial site initiations and monitoring, and new clinical trial site policies resulting from the COVID-19 pandemic that determine essential and non-essential functions and staff, which may impact the ability of site staff to conduct assessments, or result in delays to the conduct of the assessments, as part of our clinical trial protocols, or the ability to enter assessment results into clinical trial databases in a timely manner, or that limit the ability of a patient to participate in a clinical trial or delay access to product candidate dosing or assessments;

•	patients may be unable or unwilling to participate further (or may have to limit participation, including missing certain scheduled doses of the investigational product) in our clinical trials;
•	skipping or delays in product candidate dosing or assessments as part of a clinical trial that could adversely affect clinical trial data readouts, including efficacy and safety results;
•

skipping or delays in the administration of background therapies of patients in a clinical trial, such as SMN upregulator therapy for SMA or anti-PD-(L)-1 therapy for cancer, or other background care that could adversely affect clinical trial data readouts, including efficacy and safety results;

•	interruption in global shipping affecting the transport of clinical trial materials, such as product candidates used in our trials; and
•	employee absenteeism or furlough days that delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

If a patient participating in one of our clinical trials contracts COVID-19 coronavirus, this could negatively impact the data readouts from these trials; for example, the patient may be unable to participate further (or may have to limit participation) in our clinical trial, the patient may show a different efficacy assessment than if the patient had not been infected, or such patient could experience an adverse event that could be attributed to our drug product.

These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted or could continue to spread to additional countries, each of which may further adversely impact our clinical trials. The global outbreak of the COVID-19 coronavirus continues to evolve and the conduct of our trials may be adversely affected, despite efforts to mitigate this impact.

Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA, EMA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. For example, we anticipate some of our future trials to, in part, utilize an “open-label” trial design, and our ongoing DRAGON Phase 1 clinical trial for SRK-181 in cancer immunotherapy and our ongoing TOPAZ Phase 2 clinical trial for SRK-015 in Type 2 and Type 3 SMA, in part, utilize an open-label trial design. An open-label trial is one where both the patient and investigator know whether the patient is receiving the test article or either an existing approved drug or placebo. Open-label trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label studies are aware that they are receiving treatment. Open-label trials may be subject to a “patient bias,” for example if patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, patients selected for early clinical trials often have more severe forms of a disease or condition and their symptoms may have been bound to improve notwithstanding the product candidate under investigation. Open-label trials also may be subject to an “investigator bias” where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The potential sources of bias in clinical trials as a result of open-label design may not be adequately mitigated and may cause any of our trials that utilize such design to fail and additional trials may be necessary to support future marketing applications. Further, the FDA, EMA or other regulatory authorities may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

SRK-015 and SRK-181 are our two clinical-stage product candidates.  Certain patients in our TOPAZ Phase 2 clinical trial are receiving SRK-015 in conjunction with an approved SMN upregulator therapy such as nusinersen.  These patients are reliant on the continued use and availability of such therapies. If access to an approved SMN upregulator therapy such as nusinersen becomes limited or is unavailable, we may be forced to pause or stop our TOPAZ trial, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for SRK-015 in the trial.  We have also initiated the DRAGON Phase 1 clinical trial of SRK-181 in patients with locally advanced or metastatic solid tumors that exhibit primary resistance to anti-PD-(L)1 antibody therapies.  Certain patients in this clinical trial will receive SRK-181 in conjunction with an approved anti-PD-(L)1 therapy.  If access to the approved anti-PD-(L)1 therapy becomes limited or is unavailable, we may not be able to enroll, or may be delayed in enrolling patients or may be forced to pause or stop our DRAGON Phase 1 clinical trial, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for SRK-181 in the trial.  Any delay or suspension of our clinical trials would significantly and adversely affect our business prospects.

The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later-stage trials.

The results of preclinical studies and early-stage clinical trials may not be predictive of the results of future clinical trials. Preclinical studies and early-stage clinical trials are primarily designed to study PK and PD, understand the side effects of product candidates, and evaluate various doses and dosing schedules.  Our current or future product candidates may demonstrate different chemical, biological and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Product candidates in later-stages of clinical trials may fail to show desired pharmacological properties or produce positive safety and efficacy results despite having progressed through preclinical studies and initial clinical trials.  We recently completed a Phase 1 trial for SRK-015 in healthy adult volunteers and have advanced SRK-015 to the TOPAZ Phase 2 trial in Type 2 and Type 3 SMA. We also recently initiated the DRAGON Phase 1 trial for SRK-181 in cancer immunotherapy. We cannot assure you that the Phase 1 trial, Phase 2 trial, or any other future clinical trials of SRK-181 or SRK-015, will show positive results. There can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

Interim and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit, validation and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim data, including interim top-line results or preliminary results from our clinical trials. Any interim data and other results from our clinical trials may materially change as more patient data become available.  Preliminary or top-line results also remain subject to audit, validation and verification procedures that may result in the final data being materially different from the interim and preliminary data we previously published. As a result, interim and preliminary data may not be predictive of final results and should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could adversely affect our business.

Our future clinical trials or those of our future collaborators may reveal significant adverse events not seen in our preclinical studies or earlier clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

If significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. We, the FDA, the competent authorities and/or ethics committees of the EU Member States or other applicable regulatory authorities, or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. The side effects could result in a number of potentially significant negative consequences, including:

•	we may suspend marketing of such product;
•	regulatory authorities may refuse to grant market approval to a product candidate or withdraw approvals of such product;
•	regulatory authorities may require additional warnings on the label for such product;
•

we may be required to develop a  Risk Evaluation and Mitigation Strategy (“REMS”) for such a product, or if a REMS is already in place, to incorporate additional requirements under the REMS, or to develop a similar strategy as required by a comparable foreign regulatory authority;

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including on account of the COVID-19 pandemic. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

•	the patient eligibility and exclusion criteria defined in the protocol;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	the willingness or availability of patients to participate in our trials (including due to the COVID-19 pandemic);
•	the number and location of participating trial sites;
•	the proximity of patients to trial sites;
•	the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies;
•	our ability to obtain and maintain patient consents; and
•	the risk that patients enrolled in clinical trials will drop-out of the trials before completion.

For example, we are initially developing SRK-015 for the treatment of SMA, a rare disease, affecting an estimated 30,000 to 35,000 patients in the U.S. and Europe. As a result, we may encounter difficulties enrolling patients in our clinical trials for SRK-015 due, in part, to the small size of this patient population. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Additionally, patients may opt out of participation in clinical trials in favor of treatment with FDA-approved therapies, or therapies approved in the EU or other foreign jurisdictions.

Further, timely enrollment in clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things, pandemics. For example, our clinical trial sites  are located in regions currently being affected by the COVID-19 pandemic and some clinical trial sites have put in place COVID-19 pandemic policies which halt or limit their ability to participate in clinical trials. These and other factors arising from the COVID-19 pandemic could worsen in countries that are already afflicted with the virus or could continue to spread to additional countries, each of which may further adversely impact our clinical trials. The global outbreak of the COVID-19 coronavirus continues to evolve and the conduct of our trials may continue to be adversely affected, despite efforts to mitigate this impact.

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

If SRK-015, SRK-181 or any future product candidate we develop receives marketing approval, whether as a single agent or in conjunction with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, doctors may deem it sufficient to treat patients with SMA with an SMN upregulator such as nusinersen, and therefore will not be willing to utilize SRK-015 in conjunction with such SMN upregulator. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

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

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. For example, on March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief, and Economic Security Act” or the CARES Act, which included certain changes in tax law intended to stimulate the U.S. economy in light of the COVID-19 pandemic, including temporary beneficial changes to the treatment of net operating losses, interest deductibility limitations and payroll tax matters.  Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.

As of December 31, 2019, we had net operating loss carryforwards for federal and state income tax purposes of $98.1 million and $100.1 million, respectively, which begin to expire in 2032, except for our 2018 and 2019 federal net operating loss carryforwards of $47.6 million which do not expire. As of December 31, 2019, we also had available tax credit carryforwards for federal and state income tax purposes of $8.0 million and $2.0 million, respectively, which begin to expire in 2032 and 2020, respectively. Federal net operating losses generated after December 31, 2017 are not subject to expiration and generally may not be carried back to prior taxable years except that, under the CARES Act, net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years. Additionally, for taxable years beginning after December 31, 2020 the deductibility of such federal net operating losses is limited to 80% of our taxable income in any future taxable year. Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Private placements and other transactions that have occurred since our inception, as well as our initial public offering (“IPO”), may trigger such an ownership change pursuant to Section 382 of the Code. Any such limitation, whether as the result of our IPO, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years.

Our current operations are concentrated in one location, and we or the third parties upon whom we depend may experience business interruptions and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster, including earthquakes, outbreak of disease or other natural disasters.

Our office and laboratory facilities are located in Cambridge, Massachusetts.  We will be moving into a new location in Cambridge, Massachusetts in 2020.  Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, the facilities at any clinical trial site, or the manufacturing facilities of our third-party contract manufacturers, or that makes us unable to move, or delayed in moving into our new facility, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. For example, the COVID-19 pandemic has already resulted in extended shutdowns of certain businesses and has had ripple effects to businesses around the world. This virus continues to spread globally and, as of April 2020, has spread to a number of countries, including the U.S. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of the COVID-19 coronavirus, most of our employees are continuing their work remotely outside of our offices. As a result of the COVID-19 pandemic, our ability to identify and enroll patients in current and future clinical trials may become more difficult and costly and data readouts from our clinical trials may be delayed or adversely impacted. The full extent to which the COVID-19 pandemic impacts our business or operations will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the COVID-19 coronavirus and the actions to contain the COVID-19 coronavirus or treat its impact, among others.  Global health concerns, such as the COVID-19 pandemic, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate.

The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at these facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, or the manufacturing facilities of our third-party contract manufacturers, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, any or all of our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Risks Related to Government Regulation

The regulatory approval process for our product candidates in the U.S., European Union (“EU”) and other jurisdictions is currently uncertain and will be lengthy, time-consuming and inherently unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.

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

•	identifying and maintaining a sufficient number of trial sites, some of which may already be engaged in other clinical trial programs, including some that may be for the same or similar indication;
•	receiving approval at each clinical trial site by an independent IRB or ethics committee;
•	recruiting a sufficient number of suitable patients to participate in and complete a trial in a timely manner;
•	having patients complete a trial or return for post treatment follow-up;
•	clinical trial sites and investigators adhering to the trial protocol, complying with GCP requirements and completing a trial;
•	our third-party CROs and clinical sites satisfying their contractual duties and meeting expected deadlines;
•	addressing any patient safety concerns that arise during the course of a clinical trial;
•	addressing any conflicts or new requirements or policies under new or existing laws or regulations;
•	adding new clinical trial sites; or
•	manufacturing qualified materials under cGMP regulations for use in clinical trials.

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

We have received Orphan Drug Designation from the FDA for SRK-015 for the treatment of SMA and the European Commission (“EC”) granted Orphan Medicinal Product Designation to SRK-015 for the treatment of SMA.  We may seek Orphan Drug Designation from regulatory authorities in other jurisdictions for SRK-015 and Orphan Drug Designation from the FDA, EC or regulatory authorities in other jurisdictions for our future product candidates. In any of these instances, we may not receive the requested designation or we may be unable to realize the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if, among other things, it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, after a recommendation from the EMA’s Committee for Orphan Medicinal Products (“COMP”), the EC grants orphan designation to promote the development of products that are (a) intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU, or (b) for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the medicinal product in the EU would generate sufficient return to justify the necessary investment in developing the medicinal product. Additionally, the orphan designation requires that there is no satisfactory method of diagnosis, prevention or treatment of the condition, or, if such a method exists, the medicinal product must be of significant benefit to those affected by the condition. Any orphan drug designation that we are granted for our product candidates in the U.S. or in the EU would not assure orphan drug designation of those product candidates in any other jurisdiction. Orphan drug designation neither shortens the development time or regulatory review time of a product candidate, nor gives the product candidate any advantage in the regulatory review or approval process (other than as discussed below).

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act (“FCA”), which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information received in the course of patient recruitment for clinical trials. The applicable federal, state and foreign healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

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

•

the federal Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act (“ACA”), and its implementing regulations, which require some manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services (“HHS”) information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

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

Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes. At the federal level, the Trump administration is currently assessing proposals that are designed to affect drug pricing, such as tying U.S. drug prices to prices outside of the U.S. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In the U.S., there have been and continue to be a number of legislative and regulatory changes and proposed changes to contain healthcare costs. For example, the ACA has substantially changed the way health care is financed by both governmental and private insurers, and has significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% as of January 1, 2019, pursuant to the Bipartisan Budget Act of 2018) point of sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

Certain provisions of the ACA have been subject to judicial challenges, as well as to efforts to repeal or replace them or to alter their interpretation or implementation. For example, the Tax Cuts and Jobs Act (“Tax Act”), included a provision that repealed effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Moreover, Centers for Medicare & Medicaid Services (“CMS”) has issued regulations that give states greater flexibility, starting in 2020 in the identification of the essential health benefits benchmarks for non-grandfathered individual and small group market health insurance coverage, including plans sold through the health insurance exchanges established under the ACA.

In December 14, 2018, the U.S. District Court for the Northern District of Texas ruled that (i) the individual mandate is unconstitutional as a result of the associated tax penalty being repealed by Congress as part of the Tax Act; and (ii) the individual mandate is not severable from the rest of the ACA, and as a result the entire ACA is invalid. In December  2019, the U.S. Court of Appeals for the Fifth Circuit affirmed the district court’s decision that the individual mandate is unconstitutional, but remanded the case to the district court to reconsider the severability question. It is unclear how the ultimate decision in this case, which is now pending before the U.S. Supreme Court, or other efforts to repeal, replace, or invalidate the ACA or its implementing regulations, or portions thereof, will impact our business. We will continue to evaluate the effect that the ACA and its possible repeal, replacement, or invalidation, in whole or in part, has on our business.

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Selection Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. In concert with subsequent legislation, this includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030. However, these Medicare sequester reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. The American Taxpayer Relief Act of 2012 also reduced Medicare payments to several types of health care providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Given the new law, we face uncertainty as to the exact interpretation of the new requirements and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s vote in favor of exiting the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the EU.

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

We may have limited control over the maintenance and prosecution of these in-licensed patents and patent applications, activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by these licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We may have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights, or defend certain of the intellectual property that is licensed to us. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than had we conducted them ourselves.

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

We may choose to challenge the patentability of claims in a third-party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge the grant of a third-party’s patent in opposition proceedings in the EPO or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, European Patent Office (“EPO”) or other patent office, then we may be exposed to litigation by a third-party alleging that the patent may be infringed by our product candidates or proprietary technologies.

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

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Moreover, complications due to the COVID-19 pandemic may also result in inadvertent lapse due to, for example, unexpected closures of the USPTO or foreign patent offices, delays in delivery of notifications relating to deadlines, failure to timely and/or properly obtain signatures on necessary documents, etc.  In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

We rely especially heavily on third parties over the course of our clinical trials, and, as a result, have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their individual employment policies or compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP requirements.

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

Any third parties conducting aspects of our preclinical studies or clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to our preclinical studies and clinical trials. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they cannot perform their contractual duties or obligations due to the impacts of the COVID-19 pandemic on their operations or at the sites they are overseeing, if they need to be replaced or if the quality or accuracy of the preclinical or clinical data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements or for other reasons, our development timelines, including clinical development timelines, may be extended, delayed or terminated and we may not be able to complete development of, receive regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

We rely on third-party contract manufacturers to manufacture some of our preclinical product candidate supplies and rely on third-party contract manufacturers to manufacture all of our clinical trial product supplies, including all of our drug substance, vialing, labeling, and packaging. We do not own manufacturing facilities for producing any clinical trial product supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited or interrupted, including as a result of the COVID-19 pandemic, or that our product supplies will be of satisfactory quality or continue to be available at acceptable prices. For example, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our product candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain the COVID-19 coronavirus or treat its effects. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements; this could be particularly problematic where we rely on a single source supplier, as is currently the case for the manufacture of SRK-015 and SRK-181.

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMPs. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, such as due to the COVID-19 pandemic, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. These factors would increase our reliance on the original manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we must change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

In addition, we contract with fill and finishing providers which we believe have the appropriate expertise, facilities and scale to meet our needs. Failure to maintain compliance with cGMP can result in a contractor receiving FDA sanctions, which can impact our ability to operate or lead to delays in any clinical development programs. We believe that our current fill and finish contractor is operating in accordance with cGMP, but we can give no assurance that the FDA, EMA, competent authorities of the EU Member States or other regulatory agencies will not conclude that a lack of compliance exists. In addition, any delay in contracting for fill and finish services, or failure of the contract manufacturer to perform the services as needed, may delay any clinical trials, registration and launches, which could negatively affect our business.

Our reliance on third parties, such as manufacturers and antibody discovery vendors, may subject us to risks relating to manufacturing scale-up and may cause us to undertake substantial obligations, including financial obligations.

In order to continue to conduct later-stage clinical trials with SRK-015, SRK-181 or any of our future product candidates, we will need to manufacture such product candidate in large quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we, or any manufacturing partners, are unable to successfully scale-up the manufacture of our product candidates in sufficient quality and quantity, including as a result of the COVID-19 pandemic, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not received, which could significantly harm our business.

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

Any future collaboration we enter into may pose a number of risks, including the following:

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

•

adverse results or delays in any preclinical studies or clinical trials for SRK-015 or SRK-181, including the results of our TOPAZ Phase 2 clinical trial for SRK-015 and the DRAGON Phase 1 clinical trial for SRK-181;

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

In addition, the stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies, including as a result of the COVID-19 pandemic. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

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

As of March 31, 2020, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 22.9% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We are an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”);
•	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements;
•	exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved;
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

If any of our existing major stockholders sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. In addition, as of March 31, 2020, over 20% of our common stock was held by members of our Board and shareholders affiliated with our Board of Directors and if any of them were to sell a portion of their holdings of our common stock, our stock price could be negatively affected.

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

Item 2. Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On May 1, 2020, Alan J. Buckler, Ph.D., the Company’s Chief Scientific Officer, notified the Company of his resignation to pursue other opportunities. He will continue to serve as the Company’s Chief Scientific Officer until June 1, 2020.

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

101*

The following materials from the Registrant’s Quarterly Report on Form 10‑Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements

*       Filed herewith

**     Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLAR ROCK HOLDING CORPORATION

Date: May 7, 2020	By:	/s/ Nagesh K. Mahanthappa
Nagesh K. Mahanthappa, Ph.D. President and Chief Executive Officer (Principal Executive Officer)
Date: May 7, 2020	By:	/s/ Erin Moore
Erin Moore Senior Vice President, Finance (Principal Accounting Officer)