Form 10-Q
period 2020-06-30
Scholar Rock Holding Corp
filed 2020-08-07
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _ TO _

COMMISSION FILE NUMBER 001-38501

______________________________________________

SCHOLAR ROCK HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	82-3750435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

620 Memorial Drive, 2nd Floor Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip Code)

(857) 259 3860

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SRRK	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The number of outstanding shares of the Registrant’s Common Stock as of August 3, 2020 was 29,874,687.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”), including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the success, cost and timing of clinical trials for SRK-015, including the results, progress and completion of our TOPAZ Phase 2 clinical trial for SRK-015 and any future clinical trials for SRK-015, and the results, and the timing of results, from these trials;
●	the success, cost and timing of clinical trials for SRK-181, including the results, progress and completion of our DRAGON Phase 1 clinical trial for SRK-181 and any future clinical trials for SRK-181, and the results, and the timing of results, from these trials;
●	the success, cost and timing of our other product development activities, preclinical studies and clinical trials, and the results, and timing of results, from these studies and trials;
●	our success in identifying and executing a development program for additional indications for SRK-015, SRK-181 and in identifying product candidates from our other programs;
●	the clinical utility of our product candidates and their potential advantages over other therapeutic options;
●	our ability to obtain, generally or on terms acceptable to us, funding for our operations, including funding necessary to complete further development and, upon successful development, if approved, commercialization of SRK-015, SRK-181 or any of our future product candidates;
●	risks associated with the COVID-19 pandemic, which may adversely impact our business, preclinical studies, clinical trials and financial results;
●	the potential for our identified research priorities to advance our proprietary platform, development programs or product candidates;
●	the timing, scope, or likelihood of our ability to obtain and maintain regulatory approval from the U.S. Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”) and other regulatory authorities for SRK-015, SRK-181 and any future product candidates, and any related restrictions, limitations or warnings in the label of any approved product candidate;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection;
●	our ability and the potential to successfully manufacture our product candidates for clinical trials and for commercial use, if approved;
●	our ability to establish or maintain collaborations or strategic relationships, including our collaboration with Gilead Sciences, Inc. (“Gilead”);
●	our expectations relating to the potential of our proprietary platform technology;

●	our ability to obtain additional funding when necessary;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in combination with others;
●	our expectations related to the use of our cash reserves;
●	the impact of new laws and regulations or amendments to existing laws and regulations;
●	developments and projections relating to our competitors and our industry;
●	our estimates and expectations regarding expenses, future revenue, capital requirements and needs for additional financing, including our expected use of proceeds from our public offerings;
●	cash and expense levels, future revenues and liquidity sources;
●	our expectations regarding the period during which we qualify as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act; and
●	other risks and uncertainties, including those listed under the caption Part II, Item 1A, Risk Factors.

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

SCHOLAR ROCK HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$115,128	$36,308
Marketable securities	26,048	121,140
Accounts receivable	—	25,000
Prepaid expenses and other current assets	4,011	2,719
Total current assets	145,187	185,167
Property and equipment, net	3,690	4,171
Operating lease right-of-use asset	3,924	4,447
Restricted cash	2,498	2,498
Other long-term assets	1,061	98
Total assets	$156,360	$196,381
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,680	$1,130
Accrued expenses	8,233	9,610
Operating lease liability	1,272	1,135
Deferred revenue	20,362	20,923
Other current liabilities	20	16
Total current liabilities	32,567	32,814
Long-term portion of operating lease liability	3,490	4,168
Other long-term liabilities	9	9
Long-term portion of deferred revenue	38,120	46,489
Total liabilities	74,186	83,480
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2020 and December 31, 2019; no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized and 29,874,687 shares issued and outstanding as of June 30, 2020; 150,000,000 shares authorized and 29,792,922 shares issued and outstanding as of December 31, 2019	30	30
Additional paid-in capital	276,294	270,682
Accumulated other comprehensive income	49	37
Accumulated deficit	(194,199)	(157,848)
Total stockholders’ equity	82,174	112,901
Total liabilities and stockholders’ equity	$156,360	$196,381

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$3,900	$5,039	$8,930	$8,145
Operating expenses:
Research and development	16,997	13,715	33,899	24,454
General and administrative	6,365	4,710	12,187	8,780
Total operating expenses	23,362	18,425	46,086	33,234
Loss from operations	(19,462)	(13,386)	(37,156)	(25,089)
Other income (expense), net	181	861	805	1,809
Net loss	$(19,281)	$(12,525)	$(36,351)	$(23,280)
Net loss per share, basic and diluted	$(0.65)	$(0.48)	$(1.23)	$(0.90)
Weighted average common shares outstanding, basic and diluted	29,690,280	25,922,833	29,608,814	25,758,658

Comprehensive loss:
Net loss	$(19,281)	$(12,525)	$(36,351)	$(23,280)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(185)	42	12	66
Total other comprehensive income (loss)	(185)	42	12	66
Comprehensive loss	$(19,466)	$(12,483)	$(36,339)	$(23,214)

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	29,792,922	$30	$270,682	$37	$(157,848)	$112,901
Unrealized gain on marketable securities	—	—	—	197	—	197
Exercise of stock options	40,252	—	405	—	—	405
Equity-based compensation expense	—	—	2,214	—	—	2,214
Net Loss	—	—	—	—	(17,070)	(17,070)
Balance at March 31, 2020	29,833,174	$30	$273,301	$234	$(174,918)	$98,647
Unrealized loss on marketable securities	—	—	—	(185)	—	(185)
Restricted shares forfeited during the period	(42,010)	—	—	—	—	—
Exercise of stock options	83,523	—	598	—	—	598
Equity-based compensation expense	—	—	2,395	—	—	2,395
Net Loss	—	—	—	—	(19,281)	(19,281)
Balance at June 30, 2020	29,874,687	$30	$276,294	$49	$(194,199)	$82,174

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	26,217,701	$26	$213,453	$(8)	$(106,848)	$106,623
Unrealized gain on marketable securities	—	—	—	24	—	24
Restricted shares forfeited during the period	(2,237)	—	—	—	—	—
Exercise of stock options	1,983	—	13	—	—	13
Equity-based compensation expense	—	—	1,618	—	—	1,618
Net loss	—	—	—	—	(10,755)	(10,755)
Balance at March 31, 2019	26,217,447	$26	$215,084	$16	$(117,603)	$97,523
Unrealized gain on marketable securities	—	—	—	42	—	42
Sale of common shares, net of issuance costs	3,000,000	3	42,019	—	—	42,022
Exercise of stock options	12,883	—	79	—	—	79
Equity-based compensation expense	—	—	1,814	—	—	1,814
Net loss	—	—	—	—	(12,525)	(12,525)
Balance at June 30, 2019	29,230,330	$29	$258,996	$58	$(130,128)	$128,955

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(36,351)	$(23,280)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	784	586
Equity-based compensation	4,609	3,432
Amortization/accretion of investment securities	(196)	(694)
Non-cash operating lease expense	523	492
Change in operating assets and liabilities:
Accounts receivable	25,000	—
Prepaid expenses and other current assets	(1,292)	(1,091)
Other assets	(963)	—
Accounts payable	1,543	(1,028)
Accrued expenses	(1,377)	(1,771)
Operating lease liabilities	(541)	(378)
Deferred revenue	(8,930)	(8,145)
Other liabilities	—	(59)
Net cash used in operating activities	(17,191)	(31,936)
Cash flows from investing activities:
Purchases of property and equipment	(283)	(1,279)
Purchases of marketable securities	(19,400)	(77,297)
Maturities of marketable securities	114,700	67,300
Net cash provided by (used in) investing activities	95,017	(11,276)
Cash flows from financing activities:
Principal payments on loan payable	—	(365)
Proceeds from sale of common stock, net of issuance costs	—	42,220
Proceeds from stock option exercises	1,003	92
Other	(9)	(6)
Net cash provided by financing activities	994	41,941
Net increase (decrease) in cash and cash equivalents and restricted cash	78,820	(1,271)
Cash and cash equivalents and restricted cash, beginning of period	38,806	115,274
Cash and cash equivalents and restricted cash, end of period	$117,626	$114,003
Supplemental disclosure of non-cash items:
Property and equipment purchases in accounts payable and accrued expenses	$7	$27
Offering costs in accounts payable and accrued expenses	$—	$198
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$—	$5,349

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of the Business

Scholar Rock Holding Corporation (the “Company”) is a biopharmaceutical company focused on the discovery and development of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role. The Company’s novel understanding of the molecular mechanisms of growth factor activation enabled the development of a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target these signaling proteins at the cellular level. The Company’s first product candidate, SRK-015, is a highly selective fully human, monoclonal antibody, with a unique mechanism of action that results in the inhibition of the activation of the growth factor, myostatin, in skeletal muscle. SRK-015 is being developed as a potential first muscle-directed therapy for the treatment of spinal muscular atrophy (“SMA”). SRK-015 is being evaluated in the Company’s TOPAZ Phase 2 proof-of-concept trial for the treatment of patients with Type 2 and Type 3 SMA. The Company’s second product candidate, SRK-181, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor (“CPI”) therapies, such as anti-PD-1 or anti-PD-(L)1 antibody therapies. SRK-181 is a potent and highly selective inhibitor of the activation of latent transforming growth factor beta-1 (“TGFβ1”). The Company initiated the DRAGON Phase 1 proof-of-concept clinical trial of SRK-181 in patients with locally advanced or metastatic solid tumors that do not respond to anti-PD-(L)1 antibodies in the first quarter of 2020 and patient dosing commenced in April 2020. Additionally, the Company continues to create a pipeline of novel product candidates with the potential to transform the lives of patients suffering from a wide range of serious diseases, including neuromuscular disorders, cancer, fibrosis and anemia. The Company was originally formed in May 2012. Its principal offices are in Cambridge, Massachusetts.

Since its inception, the Company’s operations have focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect, as well as establishing the Company’s intellectual property portfolio and performing research and development activities. The Company has primarily financed its operations through various equity financings, including the initial public offering of its common stock (the “IPO”) in May 2018 and a secondary offering of common stock in June 2019, as well as research and development collaboration agreements.

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

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company’s product candidates. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash and cash equivalents, and marketable securities at June 30, 2020 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date the financial statements are issued.

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

Cash and Cash Equivalents and Restricted Cash

The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the statement of cash flows:

	As of June 30,
	2020	2019
Cash and cash equivalents	$115,128	$113,798
Restricted cash	2,498	205
	$117,626	$114,003

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

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$109,012	$109,012	$—	$—
Marketable securities:
U.S. Treasury obligations	26,048	26,048	—	—
Total assets	$135,060	$135,060	$—	$—

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$34,896	$34,896	$—	$—
Marketable securities:
U.S. Treasury obligations	121,140	121,140	—	—
Total assets	$156,036	$156,036	$—	$—

Cash and cash equivalents and marketable securities include investments in money market funds and U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 as of June 30, 2020 and December 31, 2019. There were no transfers of assets between fair value measurement levels during the three and six months ended June 30, 2020 or 2019.

The carrying amounts reflected in the balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at June 30, 2020 and December 31, 2019, due to their short-term nature.

4. Marketable Securities

The following table summarizes the Company’s investments as of June 30, 2020 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$25,999	$49	$—	$26,048
Total available-for-sale securities	$25,999	$49	$—	$26,048

The following table summarizes the Company’s investments as of December 31, 2019 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$121,103	$39	$(2)	$121,140
Total available-for-sale securities	$121,103	$39	$(2)	$121,140

5. Accrued Expenses

As of June 30, 2020 and December 31, 2019, accrued expenses consist of the following (in thousands):

	As of
	June 30,	December 31,
	2020	2019
Accrued payroll and related expenses	$3,580	$4,380
Accrued external research and development expense	3,277	4,088
Accrued professional and consulting expense	1,233	929
Accrued other	143	213
	$8,233	$9,610

6. Equity-Based Compensation

The Company recorded equity-based compensation expense related to all equity-based awards for employees and non-employees, which was allocated as follows in the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development expense	$887	$638	$1,702	$1,217
General and administrative expense	1,508	1,176	2,907	2,215
	$2,395	$1,814	$4,609	$3,432

Restricted Stock

The following table summarizes the Company’s restricted common stock activity for the current year:

		Weighted
		Average Fair
		Value per Share
	Number of Shares	at Issuance
Restricted common stock as of December 31, 2019	302,360	$5.77
Granted	—	$—
Vested	(133,704)	$5.77
Forfeited	(42,010)	$5.77
Restricted common stock as of June 30, 2020	126,646	$5.77

As of June 30, 2020, the Company had unrecognized equity-based compensation expense of $0.6 million related to restricted stock issued to employees and directors, which is expected to be recognized over a period of 1.0 years.

Stock Options

The following table summarizes the Company’s stock option activity for the current year:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	2,401,382	$12.63	8.36	$6,523
Granted	1,466,051	$14.39
Exercised	(123,775)	$8.10
Cancelled	(251,987)	$13.22
Outstanding as of June 30, 2020	3,491,671	$13.49	8.62	$18,205
Options exercisable as of June 30, 2020	1,064,356	$12.77	7.64	$6,629

Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the six months ended June 30, 2020 was $10.10.

The following weighted average assumptions were used in determining the fair value of options granted in the six months ended June 30, 2020:

Risk-free interest rate	1.24%
Expected dividend yield	0.0%
Expected term (years to liquidity)	6.19
Expected volatility	81.86%

As of June 30, 2020, the Company has unrecognized equity-based compensation expense related to its employee stock options of $22.3 million which the Company expects to recognize over the remaining weighted average vesting period of 2.7 years.

7. Commitments and Contingencies

Operating Leases

620 Memorial Facility Lease

In March 2015, the Company entered into a 5-year facility lease for its corporate headquarters (the “Lease”) at 620 Memorial Drive in Cambridge, Massachusetts. The Lease was amended in February 2018, to add an additional space (the “Expansion Space”) at the current location and to extend the Lease term (the “Amended Lease”). The Amended Lease expires in September 2023. Rent for the facility Lease, including the Expansion Space, increases from $1.4 million a year to $1.7 million a year over the term of the Lease. Variable Lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building. The Company has the option to extend the term of the Amended Lease for one additional term of 5 years commencing after the Amended Lease expires.

Other information related to the Company’s Lease is as follows (in thousands, except lease term and discount rate):

	For Three Months Ended	For Six Months Ended
	June 30,	June 30,
	2020	2020
Lease Cost:
Operating lease cost	$344	$687
Variable lease cost	210	377
Total lease cost	$554	$1,064

For Six Months Ended
June 30,
2020
Other information:
Operating cash flows used for operating leases	$706
Weighted average remaining lease term	3.25 years
Weighted average incremental borrowing rate	6.47%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of June 30, 2020 (in thousands):

Year Ending December 31,
2020 (excluding the six months ended June 30, 2020)	$740
2021	1,619
2022	1,668
2023	1,279
Total lease payments	5,306
Less imputed interest	(544)
Total operating lease liabilities	$4,762

301 Binney Facility Lease

In November 2019, the Company entered into a facility lease at 301 Binney Street in Cambridge, Massachusetts to be used as its new corporate headquarters. The expiration date of the lease is in August 2025 and the Company has the option to extend the term by two years. The base rent is $6.9 million per year, subject to an increase of 3.5%, and the Company is subject to a free-rent period through mid-August 2020. Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building. The Company is involved in the construction and design of the space and anticipates that it will incur construction costs of which $14.1 million will be reimbursed through an allowance for tenant improvements. In connection with the facility lease, the Company has secured a letter of credit for $2.3 million which renews automatically each year. The lease commencement date, for accounting purposes, was not reached as of June 30, 2020 and therefore the lease is not included in the Company’s operating lease right-of-use asset or operating lease liabilities as of June 30, 2020.

Specifica Antibody Library

On December 20, 2019 (the “Effective Date”), the Company entered into a Library Development and Transfer Agreement with Specifica Inc. (“Specifica”), whereby Specifica is responsible for developing and delivering a customized antibody display library (the “Library”) for the Company to use to identify antibodies for further research, development, and commercialization. The Company expects to pay $3.7 million in fees through 2023 related to the Library.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2020 and 2019.

8. Loan Payable

In August 2015, the Company entered into a Loan and Security Agreement with Silicon Valley Bank, which provided the Company an equipment line of credit of up to $2.0 million to finance the purchase of eligible equipment. The Company made the final payments on the loan in June 2019.

9. Agreements

Collaboration with Gilead

On December 19, 2018 (the “Effective Date”), the Company entered into a Master Collaboration Agreement (the “Gilead Collaboration Agreement”) with Gilead to discover and develop specific inhibitors of TGFβ activation focused on the treatment of fibrotic diseases. Under the collaboration, Gilead has exclusive options to license worldwide rights to product candidates that emerge from three of the Company’s TGFβ programs (each a “Gilead Program”). Pursuant to the Gilead Collaboration Agreement, the Company is responsible for antibody discovery and preclinical research through product candidate nomination, after which, upon exercising the option for a Gilead Program, Gilead will be responsible for the program’s preclinical and clinical development and commercialization. Such option may be exercised by Gilead at any time from the Effective Date through a date that is 90 days following the expiration of the Research Collaboration Term for a given Gilead Program, or until termination of the Gilead Program, whichever is earlier (the “Option Exercise Period”).

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

None of the performance obligations have been fully satisfied as of June 30, 2020. A $25 million preclinical milestone was achieved in December 2019 for the successful demonstration of efficacy in preclinical in vivo proof-of-concept studies. As a result, the associated $25 million was included in the consideration transferred and proportionally allocated to the performance obligations, as it was probable that a future material reversal will not occur.

In the three and six months ended June 30, 2020, the Company recognized $3.9 million and $8.9 million, respectively, in revenue in the Company’s consolidated statements of operations and comprehensive loss under the Gilead Collaboration Agreement. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at June 30, 2020 is $58.5 million. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining research term for each respective Gilead Program, which is a maximum of 1.5 years as of June 30, 2020; each research term is dependent on the timing of Gilead either exercising its options for the Gilead Programs or terminating further development on the Gilead Programs prior to the expiration date of the research term. The deferred revenue related to the material rights will be recognized as options are exercised by Gilead or at the conclusion of the Option Exercise Period.

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

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	Six Months Ended June 30,
	2020	2019
Restricted common stock	126,646	480,663
Warrant	7,614	7,614
Stock options	3,491,671	2,423,561
	3,625,931	2,911,838

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Our first product candidate, SRK-015, is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in the inhibition of the activation of the growth factor, myostatin, in skeletal muscle. SRK-015 is being developed as a potential first muscle-directed therapy for the treatment of spinal muscular atrophy (“SMA”). SRK-015 is being evaluated in our TOPAZ Phase 2 proof-of-concept trial for the treatment of patients with Type 2 and Type 3 SMA. Enrollment in the trial was initiated in the second quarter of 2019 and completed in January 2020 with a total of 58 patients enrolled. In November 2019, we announced preliminary pharmacokinetic (“PK”) and pharmacodynamic (“PD”) data from the first 29 patients enrolled in the TOPAZ trial that showed dose-proportional drug exposure and demonstrated target engagement, as evidenced by dose-dependent increases of up to 100-fold in the serum levels of latent myostatin following SRK-015 treatment. An interim efficacy, safety and PK/PD analysis of patients across the three cohorts of the trial who have progressed through at least six months of the treatment period is planned for the fourth quarter of 2020. Top-line data for the 12-month treatment period are expected in the first half of 2021. The ongoing COVID-19 pandemic, including surges and second waves in certain areas previously impacted, may lead to further impacts on dosing of study drug and/or assessments for patients in the trial as well as the timing of data readouts.

Our second product candidate, SRK-181, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor (“CPI”) therapies, such as anti-PD-1 or anti-PD-(L)1 antibody therapies. SRK-181 is a potent and highly selective inhibitor of the activation of latent transforming growth factor beta-1 (“TGFβ1”). We initiated the DRAGON Phase 1 proof-of-concept clinical trial of SRK-181 in patients with locally advanced or metastatic solid tumors that do not respond to anti-PD-(L)1 antibodies in the first quarter of 2020 and commenced patient dosing in April 2020. This two-part trial consists of a dose escalation portion (Part A) and a dose expansion portion (Part B). Part A will evaluate SRK-181 as a single-agent and in combination with an approved anti-PD-(L)1 antibody therapy and Part B will evaluate SRK-181 in combination with approved anti-PD-(L)1 antibody therapy in multiple cohorts that are expected to include urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, amongst other solid tumor types. An update on dose escalation of SRK-181 as a single agent as well as in combination with anti-PD-(L)1 therapy is anticipated in the fourth quarter of 2020 with clinical response and safety data anticipated in 2021. The ongoing COVID-19 pandemic may impact this clinical trial, including the timing of data read-outs.

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

Since inception, we have incurred significant operating losses. Our net losses were $36.4 million and $23.3 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $194.2 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition, we anticipate that our expenses will increase in connection with our ongoing activities, as we:

●	continue development activities for SRK-015, our first product candidate, including the conduct of our TOPAZ Phase 2 clinical trial;
●	continue research and development activities for SRK-181, including the conduct of our DRAGON Phase 1 clinical trial;
●	continue research and development activities to support our collaboration with Gilead;
●	continue research and development activities to allow us to nominate a product candidate that targets RGMc to pursue in iron-restricted anemias;
●	continue to discover, validate and develop additional product candidates through the use of our proprietary platform;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional research, development and business personnel; and
●	continue to build the infrastructure to support our operations as a public company.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic (the “COVID-19 pandemic”), which continues to spread throughout the U.S. and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the COVID-19 pandemic. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict the extent to which our business, including our clinical trials, financial condition and results of operations will be affected. Many clinical trials have been impacted by the COVID-19 pandemic, with clinical trial sites implementing new policies in response to the COVID-19 pandemic, resulting in potential delays to enrollment of clinical trials or changes in the ability to access sites participating in clinical trials. As a result of the COVID-19 pandemic, we have experienced disruptions that have impacted our business, preclinical studies and clinical trials, including disruptions or restrictions on our ability to access and monitor certain clinical trial sites, restrictions on clinical trial participants’ ability to access our clinical trial sites and delays in enrollment. Some clinical trial participants have missed or experienced delays in receiving doses of study drug and completing their clinical trial assessments. This has affected our clinical trials and could result in impacts upon our clinical trials, including delays in or adverse impacts to data readouts from our clinical trials and delays in our ability to identify and enroll patients in current or future clinical trials. Additionally, our laboratory operations have been reduced since the declaration of the pandemic and our research activities will be impacted until our laboratory operations return to normal use. In addition, a recurrence or “second wave” of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We continue to monitor developments as we deal with the disruptions and uncertainties relating to the COVID-19 pandemic.

Financial Operations Overview

Revenue

No revenues have been recorded from the sale of any commercial product. Revenue generation activities have been limited to collaborations, containing research services and the issuance of a license. Currently, revenue is being recognized related to the Master Collaboration Agreement (the “Gilead Collaboration Agreement”) with Gilead which was executed on December 19, 2018 (the “Effective Date”), and we began recognizing associated revenue in 2019. Under the Gilead Collaboration Agreement, Gilead has exclusive options to license worldwide rights to product candidates that emerge from three of the Company’s TGFβ programs (each a “Gilead Program”). Each option may be exercised by Gilead at any time from the Effective Date through a date that is 90 days following the expiration of the Research Collaboration Term for a given Gilead Program, or until termination of the Gilead Program, whichever is earlier (the “Option Exercise Period”).

Revenue associated with the research and development and license performance obligations relating to the Gilead Programs is recognized as revenue as the research and development services are provided using an input method, according to the costs incurred on each Gilead Program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over time. In management’s judgment, this input method is the best measure of progress towards satisfying the performance obligations. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. The estimated remaining costs is highly subjective, as the research is novel, therefore efforts to be successful may be significantly different than the estimated costs made at the balance sheet date. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on our consolidated balance sheet. We expect to recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining research term for each respective Gilead Program, which is up to three years from the execution of the agreement; each research term is dependent on the timing of Gilead either exercising its options for the Gilead Programs or terminating further development on the Gilead Programs prior to the expiration date of the research term. The deferred revenue related to the material rights will be recognized as options are exercised by Gilead or at the conclusion of the Option Exercise Period.

Operating Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for our research and development activities, including our product candidate discovery efforts, preclinical studies, manufacturing, and clinical trials under our research programs, which include:

●	employee-related expenses, including salaries, benefits and equity-based compensation expense for our research and development personnel;
●	expenses incurred under agreements with third parties that conduct research and development and preclinical activities on our behalf;
●	expenses incurred under agreements related to our clinical trials, including the costs for investigative sites and contract research organizations (“CROs”), that conduct our clinical trials;
●	manufacturing process-development, manufacturing of clinical supplies and technology-transfer expenses;
●	consulting and professional fees related to research and development activities;
●	costs of purchasing laboratory supplies and non-capital equipment used in our internal research and development activities;
●	costs related to compliance with clinical regulatory requirements; and
●	facility costs and other allocated expenses, which include expenses for rent and maintenance of facilities, insurance, depreciation and other supplies.

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

●	the scope, progress, outcome and costs of our preclinical development activities, clinical trials and other research and development activities;
●	establishing an appropriate safety profile;
●	successful enrollment in and completion of clinical trials, including on account of the COVID-19 pandemic and its impact at clinical trial sites;
●	whether our product candidates show safety and efficacy in our clinical trials;
●	receipt of marketing approvals from applicable regulatory authorities, if any;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
●	significant and changing government regulation;
●	commercializing the product candidates, if and when approved, whether alone or in collaboration with others; and
●	continued acceptable safety profile of the products following any regulatory approval.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2020	2019	$	%
Revenue	$3,900	$5,039	$(1,139)	(22.6)%
Operating expenses:
Research and development	16,997	13,715	3,282	23.9%
General and administrative	6,365	4,710	1,655	35.1%
Total operating expenses	23,362	18,425	4,937	26.8%
Loss from operations	(19,462)	(13,386)	(6,076)	45.4%
Other income (expense), net	181	861	(680)	(79.0)%
Net loss	$(19,281)	$(12,525)	$(6,756)	53.9%

Revenue

Revenue was $3.9 million and $5.0 million for the three months ended June 30, 2020 and June 30, 2019, respectively, a decrease of $1.1 million or 22.6%. The revenue for both of these periods was related to the Gilead Collaboration Agreement, which was executed in December 2018. Revenue associated with the research and development and license performance obligations relating to the Gilead Programs is recognized as the research and development services are provided using a cost input method. The decrease in revenue was attributable to the change in progress of the programs period over period. The level of activity associated with the Gilead Programs decreased in the three months ended June 30, 2020, due to the laboratory restrictions associated with the COVID-19 pandemic and resulting lower level of internal resources available to the Gilead Programs.

Operating Expenses

Research and Development

Research and development expense was $17.0 million and $13.7 million for the three months ended June 30, 2020 and June 30, 2019, respectively, an increase of $3.3 million or 23.9%. The following table summarizes our research and development expense for the three months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2020	2019	$	%
External costs by program
SRK-015	$3,544	$3,218	$326	10.1%
SRK-181	3,469	3,657	(188)	(5.1)%
Other early development candidates and unallocated costs	2,886	1,383	1,503	108.7%
Total external costs	9,899	8,258	1,641	19.9%
Internal costs:
Employee compensation and benefits	5,401	3,644	1,757	48.2%
Facility and other	1,697	1,813	(116)	(6.4)%
Total internal costs	7,098	5,457	1,641	30.1%
Total research and development expense	$16,997	$13,715	$3,282	23.9%

The increase in research and development expense was primarily attributable to the following:

●	An increase in our external research and development costs of $1.6 million, which consisted of:
o	$1.5 million increase in other early development candidates and unallocated costs, primarily attributable to $1.2 million related to the acceptance of a customized antibody display library from Specifica Inc. (“Specifica”); and
o	$0.3 million increase in costs associated with SRK-015, due primarily to costs associated with our TOPAZ Phase 2 clinical trial; partially offset by
o	$0.2 million decrease in costs associated with SRK-181.
●	$1.6 million increase in internal research and development costs, which was primarily driven by an increase in employee compensation and benefits costs, associated with increased headcount and related overhead, as we continued to expand our research and development functions.

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

General and Administrative

General and administrative expense was $6.4 million and $4.7 million for the three months ended June 30, 2020 and June 30, 2019, respectively, an increase of $1.7 million or 35.1%. The increase in general and administrative expense was primarily attributable to an increase of $1.1 million in professional services and $0.6 million in employee compensation and benefits, related to increased headcount.

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

Other Income (Expense), Net

The decrease in other income (expense), net was attributable to a decrease in income earned on our investment portfolio, associated with lower average cash balances and lower interest rates during the three months ended June 30, 2020, as compared to the three months ended June 30, 2019.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2020	2019	$	%
Revenue	$8,930	$8,145	$785	9.6%
Operating expenses:
Research and development	33,899	24,454	9,445	38.6%
General and administrative	12,187	8,780	3,407	38.8%
Total operating expenses	46,086	33,234	12,852	38.7%
Loss from operations	(37,156)	(25,089)	(12,067)	48.1%
Other income (expense), net	805	1,809	(1,004)	(55.5)%
Net loss	$(36,351)	$(23,280)	$(13,071)	56.1%

Revenue

Revenue was $8.9 million and $8.1 million for the six months ended June 30, 2020 and June 30, 2019, respectively, an increase of $0.8 million or 9.6%. The revenue for both of these periods was related to the Gilead Collaboration Agreement, which was executed in December 2018. Revenue associated with the research and development and license performance obligations relating to the Gilead Programs is recognized as the research and development services are provided using a cost input method. The increase in revenue was attributable to the change in progress of the programs period over period.

Operating Expenses

Research and Development

Research and development expense was $33.9 million and $24.5 million for the six months ended June 30, 2020 and June 30, 2019, respectively, an increase of $9.4 million or 38.6%. The following table summarizes our research and development expense for the six months ended June 30, 2020 and 2019 (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2020	2019	$	%
External costs by program:
SRK-015	$7,744	$4,961	$2,783	56.1%
SRK-181	7,463	5,393	2,070	38.4%
Other early programs and unallocated costs	4,083	3,377	706	20.9%
Total external costs	19,290	13,731	5,559	40.5%
Internal costs:
Employee compensation and benefits	10,824	7,083	3,741	52.8%
Facility and other	3,785	3,640	145	4.0%
Total internal costs	14,609	10,723	3,886	36.2%
Total research and development expense	$33,899	$24,454	$9,445	38.6%

The increase in research and development expense was primarily attributable to the following:

●	An increase in our external research and development costs of $5.6 million, which primarily consisted of:
o	$2.8 million increase in costs associated with SRK-015, due primarily to costs associated with our TOPAZ Phase 2 clinical trial; and

o	$2.1 million increase in costs associated with SRK-181. Our DRAGON Phase 1 clinical trial was initiated during the first quarter of 2020 and the increase is associated with clinical trial costs as well as manufacturing costs for clinical supply. The six months ended June 30, 2019 included a one time option fee owed upon product candidate declaration; and
o	$0.7 million increase in other early development candidates and unallocated costs. This increase is mostly related to $1.2 million in expense associated with the purchase of our customized antibody display library from Specifica, partially offset by other decreases.
●	$3.9 million increase in internal research and development costs, which was primarily driven by an increase in employee compensation and benefits costs, associated with increased headcount and related overhead, as we continued to expand our research and development functions.

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

General and Administrative

General and administrative expense was $12.2 million and $8.8 million for the six months ended June 30, 2020 and June 30, 219, respectively, and increase of $3.4 million or 38.8%. The increase in general and administrative expense was primarily attributable to an increase of $1.9 million in professional services and $1.4 million in employee compensation and benefits, related to increased headcount.

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

Other Income (Expense), Net

The decrease in other income (expense), net was attributable to decreased income earned on our investment portfolio, associated with lower average cash balances and lower interest rates during the six months ended June 30, 2020, as compared to the six months ended June 30, 2019.

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

The following table provides information regarding our total cash and cash equivalents and marketable securities at June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$115,128	$36,308
Marketable securities	26,048	121,140
Total cash, cash equivalents and marketable securities	$141,176	$157,448

During the six months ended June 30, 2020, our cash, cash equivalents and marketable securities balance decreased by approximately $16.3 million. The decrease was primarily due to cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our primary product candidates and supported our internal research and development efforts, partially offset by the $25 million of cash received from Gilead in January 2020 from the preclinical milestone that was achieved in December 2019 for the successful demonstration of efficacy in preclinical in vivo proof-of-concept studies.

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

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(17,191)	$(31,936)
Net cash provided by (used in) investing activities	95,017	(11,276)
Net cash provided by financing activities	994	41,941
Net increase (decrease) in cash and cash equivalents and restricted cash	$78,820	$(1,271)

Net Cash Used in Operating Activities

Net cash used in operating activities was $17.2 million for the six months ended June 30, 2020, and consisted of our net loss of $36.4 million, partially offset by changes in our assets and liabilities of $13.4 million and non-cash adjustments of $5.7 million. The changes in our assets and liabilities includes the reduction of accounts receivable due to the $25 million of cash received from Gilead in January 2020 from the preclinical milestone that was achieved in December 2019 and an $8.9 million change in deferred revenue related to the Gilead collaboration. The non-cash adjustments are primarily from equity-based compensation.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $95.0 million for the six months ended June 30, 2020 compared to net cash used in investing activities of $11.3 million for the six months ended June 30, 2019. Net cash provided by (used in) investing activities for both periods was primarily associated with transactions involving our marketable securities, including purchases and maturities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2020, compared to $41.9 for the six months ended June 30, 2019. Net cash provided by financing activities for the six months ended June 30, 2020 was primarily attributable to proceeds from stock option exercises. Net cash provided in financing activities for the six months ended June 30, 2019 consisted primarily of proceeds from our secondary public offering of common stock.

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

However, we will require additional capital in order to complete clinical development for each of our current programs. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

●	the costs and timing of developing of our product candidates, SRK-015 and SRK-181, including the TOPAZ Phase 2 clinical trial for SRK-015, the DRAGON Phase 1 clinical trial for SRK-181, and the costs and timing of conducting future clinical trials, including on account of the COVID-19 pandemic and its impact at clinical trial sites;
●	the costs of future manufacturing of SRK-015, SRK-181 and any other product candidates;
●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
●	the costs of identifying and developing, or in-licensing or acquiring, additional product candidates and technologies;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements, license agreements, or other agreements we might have at such time;
●	the costs of seeking marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and research and development activities;
●	the costs of expanding our infrastructure and facilities to accommodate our growing employee base, including adding equipment and physical infrastructure to support our research and development; and
●	the costs of operating as a public company.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Quarterly Report. Based upon such evaluation, our chief executive officer and senior vice president, finance have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are a biopharmaceutical company formed in 2012 and our operations to date have been focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. We have not yet demonstrated the ability to progress any of our product candidates through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the six months ended June 30, 2020 and 2019, we reported a net loss of $36.4 million and $23.3 million, respectively. As of June 30, 2020, we had an accumulated deficit of $194.2 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, SRK-015 and SRK-181, and any future product candidates.

We anticipate that our expenses will increase substantially if, and as, we:

●	advance the development of SRK-015 through Phase 2 clinical development, SRK-181 through Phase 1 clinical development, and, if either product candidate is successful, into later-stage clinical trials;
●	advance our other preclinical development programs into clinical development, and identify additional product candidates;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	increase the amount of research and development activities to identify and develop new product candidates using our proprietary platform technology;
●	hire additional clinical development, manufacturing and scientific personnel as we continue to develop our product candidates;
●	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	maintain, expand and protect our intellectual property portfolio;

●	incur setbacks or delays to the initiation or completion of preclinical studies and clinical trials due to the COVID-19 pandemic;
●	incur any disruption or delays to the supply of our product candidates due to the COVID-19 pandemic;
●	establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may receive marketing approval and intend to commercialize on our own or jointly with third parties; and
●	invest in or in-license other technologies.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, including clinical trials for SRK-015 and SRK-181 and preclinical studies and clinical trials for any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of June 30, 2020, we had approximately $141.2 million in cash and cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash and cash equivalents and marketable securities as of June 30, 2020 will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2021. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Additionally, any COVID-19 pandemic-related program setbacks or delays due to changes in federal or state laws or clinical site or clinical vendor policies could impact our programs and increase our expenditures. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the initiation, progress, timing, completion, costs and results of clinical trials for SRK-015 and SRK-181 and preclinical studies and clinical trials for any future product candidates;
●	the clinical development plans we establish for our product candidates;
●	the number and characteristics of product candidates that we identify and develop;

●	the terms of any collaboration, strategic alliance, or licensing agreements we are currently party to or may choose to enter into in the future;
●	the impact of the COVID-19 pandemic on the initiation or completion of preclinical studies or clinical trials and the supply of our product candidates;
●	the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration (the “FDA”), the European Medicines Agency (the “EMA”), and other comparable foreign regulatory authorities;
●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
●	the effect of competing technological and market developments;
●	the cost and timing of developing research cell lines and development and completion of commercial scale outsourced manufacturing activities; and
●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

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

We are very early in our development efforts. We completed enrollment of patients in the TOPAZ Phase 2 clinical trial of SRK-015 in the fourth quarter of 2019 and we have initiated the DRAGON Phase 1 clinical trial of SRK-181 in cancer immunotherapy in the first quarter of 2020. Because SRK-015 and SRK-181 are our only clinical stage product candidates, if SRK-015 or SRK-181 encounters safety or efficacy problems, development delays, including as a result of the COVID-19 pandemic, impacts at clinical sites, or regulatory issues or other problems, our development plans and business would be negatively affected. All of our other programs are in preclinical development.

SRK-015 and SRK-181 require additional clinical development, regulatory review and approval in one or more jurisdictions, substantial investment, and access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We may not have the financial resources to continue development of, or to modify existing or enter into new collaborations for, a product candidate if we experience any issues that delay or prevent preclinical studies, clinical trials, regulatory review or approval of, or that adversely affect our ability to commercialize our product candidates, including:

●	negative or inconclusive results from our preclinical studies or clinical trials or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional preclinical testing or clinical trials or abandon a program;
●	product-related side effects experienced by subjects in our clinical trials or by individuals using drugs or therapeutic biologics similar to our product candidates;
●	delays in submitting Investigational New Drug applications (“INDs”) or comparable foreign applications or delays or failure in receiving the necessary approvals from regulators to commence a clinical trial, or a suspension or termination of a clinical trial once commenced, including on account of the COVID-19 pandemic and its impact at clinical trial sites;
●	conditions imposed by the FDA, EMA or comparable foreign authorities regarding the scope or design of our clinical trials;
●	challenges in identifying or recruiting sufficient study sites or investigators for clinical trials;
●	delays in enrolling subjects in clinical trials;
●	high drop-out rates of subjects from clinical trials;
●	inadequate supply of or quality issues related to product candidates or other materials necessary for the conduct of our clinical trials or disruption or delays in the clinical supply due to the COVID-19 pandemic;
●	greater than anticipated clinical trial costs;
●	poor effectiveness or safety profile of our product candidates during clinical trials;
●	unfavorable FDA, EMA or other regulatory agency inspection and review of clinical trial sites;
●	failure of our third-party contractors or investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner, or at all;
●	delays and changes in regulatory requirements, policy and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our technology in particular; or
●	varying interpretations of data by the FDA, EMA and similar foreign regulatory agencies.

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

As our clinical development plans and strategies develop, we expect we will need to hire additional managerial, clinical development, scientific, regulatory, and administrative personnel. Our ability to compete in the highly competitive oncology and immuno-oncology fields depends upon our ability to attract and retain highly qualified specialized personnel. If our product candidates approach commercialization, we will also need to hire sales, marketing and other commercial personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;
●	managing our development efforts effectively, including the clinical and regulatory review process for SRK-015, SRK-181, and any future product candidates, while complying with our contractual obligations to contractors and other third parties; and
●	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize our product candidates, if approved, will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on third parties, advisors and consultants to provide certain services, including clinical research organizations, contract manufacturers and companies focused on antibody development and discovery activities. There can be no assurance that the services of third parties, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality, accuracy or quantity of the services provided is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to receive, or may be substantially delayed in receiving, regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel and our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior scientific and medical personnel. The unplanned loss of the services of any of our executive officers, other key employees, and scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business.

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

Our performance substantially depends on the performance of our management team. The unplanned loss of the services of any of our executives or highly skilled technical and managerial personnel could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. These changes in our organization may have a disruptive impact on our ability to implement our strategy and could have a material adverse effect on our business, internal controls, financial condition and results of operations. Management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. If we have additional changes to our executives or highly skilled technical and managerial personnel, we may be unable to successfully manage and grow our business, and our results of operations, internal controls and financial condition could suffer as a result. The unplanned loss of the services of our executives or other personnel also could harm our reputation.

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

The COVID-19 pandemic continues to spread globally and, as of July 2020, has spread to a number of countries, including the U.S., where new cases continue to rise in some states. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the COVID-19 pandemic, most of our employees are continuing their work remotely outside of our offices. As a result of the COVID-19 pandemic, we have experienced, and may continue to experience, disruptions that impact our business, preclinical studies and clinical trials, including disruptions or restrictions on our ability to access and monitor certain clinical trial sites, restrictions on clinical trial participants’ ability to access our clinical trial sites and delays in enrollment. Some clinical trial participants have missed or experienced delays in receiving doses of study drug and completing their clinical trial assessments. This has affected our clinical trials and could result in impacts upon our clinical trials, including delays in or adverse impacts to data readouts from our clinical trials and delays in our ability to identify and enroll patients in current or future clinical trials. Many jurisdictions have imposed or may impose a wide range of restrictions to limit the spread of COVID-19, including physical distancing, travel bans and restrictions, closure of non-essential business, quarantines, work-from-home directives and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns and shutdowns in affected areas, both regionally and worldwide. As a result of the COVID-19 pandemic, including as a result of any second wave or recurrence of the virus in certain areas, we may experience delays in our clinical trials, including delays in or adverse impacts to data readouts from our clinical trials and delays in our ability to identify and enroll patients in current or future clinical trials. Any limitation of suppliers, clinical trial sites or access to patients would further impact our clinical trial results, enrollment progress and rates as well as our ability to access capital through the financial markets. The extent to which the COVID-19 pandemic impacts our business, preclinical studies and clinical trials and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 coronavirus and the actions to contain the COVID-19 coronavirus or treat its impact, among others.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Separately, in response to the

COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to maintain this pace and delays or setbacks are possible in the future. On July 10, 2020, the FDA announced its goal of restarting domestic on-site inspections during the week of July 20 but such activities will depend on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA has developed a rating system to assist in determining when and where it is safest to conduct prioritized domestic inspections. Additionally, regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

Research programs to pursue the development of our existing and any planned product candidates, including for additional indications, and to identify new product candidates and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. Our research programs may initially show promise in identifying potential indications and/or product candidates, yet fail to yield results for clinical development for a number of reasons, including:

●	the research methodology used may not be successful in identifying potential indications and/or product candidates;
●	potential product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be safe or effective products; or
●	it may take greater human and financial resources than we will possess to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, thereby limiting our ability to develop, diversify and expand our product portfolio.

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

Successful development of biopharmaceuticals is highly uncertain and is dependent on numerous factors, many of which are beyond our control. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons including:

●	preclinical study results may show the product candidate to be less effective than desired or to have harmful or problematic side effects;
●	clinical trial results may show the product candidates to be less effective than expected (e.g., a clinical trial could fail to meet its primary endpoint(s)) or to have unacceptable side effects or toxicities;
●	delay or failure to receive the necessary regulatory approvals. Among other things, such delays may be caused by slow enrollment in clinical trials, patients dropping out of trials, length of time to achieve trial endpoints, additional time requirements for data analysis or biologics license application (“BLA”) preparation, discussions with the FDA, an FDA request for additional preclinical or clinical data, or unexpected safety or manufacturing issues;
●	manufacturing costs, formulation issues, pricing or reimbursement issues, or other factors that make a product candidate uneconomical; and
●	the proprietary rights of others and their competing products and technologies that may prevent one of our product candidates from being commercialized.

The length of time necessary to complete clinical trials and to submit an application for marketing approval for a final decision by a regulatory authority varies significantly from one product candidate to the next, and may be difficult to predict.

Even if we are successful in getting market approval, commercial success of any approved products will also depend in large part on the availability of coverage and adequate reimbursement from third-party payors, including government payors such as the Medicare and Medicaid programs and managed care organizations, which may be affected by existing and future health care reform measures designed to reduce the cost of health care. Third-party payors could require us to conduct additional studies, including post-marketing studies related to the cost-effectiveness of a product, to qualify for reimbursement, which could be costly and divert our resources. If government and other health care payors were not to provide coverage and adequate reimbursement levels for any of our products once approved, market acceptance and commercial success would be reduced.

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

We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any clinical trials in process or any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize SRK-015, SRK-181 or any future product candidates, including:

●	delay or inability to reach agreement with the FDA or comparable foreign regulatory authorities on acceptable clinical trial design;
●	delays to clinical trials or to the supply of our or our collaborators’ product candidates due to the COVID-19 pandemic;
●	existing or new shelter-in-place orders from state governments or clinical trial site policies resulting from the COVID-19 pandemic that determine essential and non-essential functions and staff, which may impact the ability of site staff to conduct assessments, or result in delays to the conduct of the assessments, as part of our clinical trial protocols, or the ability to enter assessment results into clinical trial databases in a timely manner;
●	regulators, institutional review boards (“IRBs”) or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	failure by our collaborators to provide us with an adequate and timely supply of product that complies with the applicable quality and regulatory requirements for a combination trial;
●	collaborators may provide insufficient funding for a clinical trial program, delay or stop a clinical trial abandon a product candidate or clinical trial program, repeat or conduct new clinical trials or require a new formulation of a drug candidate for clinical testing;

●	clinical trials of any product candidates may fail to show safety and effectiveness, or produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
●	the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower or more challenging than we anticipate or subjects may drop out of these clinical trials or fail to return for post treatment follow-up at a higher rate than we anticipate;
●	challenges in identifying or recruiting sufficient study sites or investigators for clinical trials;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	there may be delays related to the impact of the spread of COVID-19 coronavirus on the FDA’s ability to continue its normal operations;
●	clinical study sites or clinical investigators may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to, or regulators, IRBs or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	limitations on our or our CROs’ ability to access and verify clinical trial data captured at clinical study sites through monitoring and source document verification;
●	the cost of clinical trials of a product candidate may be greater than we anticipate;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate to initiate or complete a given clinical trial;
●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, IRBs or ethics committees to suspend or terminate the trials, or reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates;
●	our failure to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate and/or data emerging from other molecules in the same class as our product candidate;
●	the FDA, EMA or other regulatory authorities may require us to submit additional data such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial;
●	evolution in the standard of care or changes in applicable governmental regulations or policies during the development of a product candidate that require amendments to ongoing clinical trials and/or the conduct of additional preclinical studies or clinical trials; and
●	lack of adequate funding to complete a clinical trial.

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

Additionally, timely enrollment, conduct, progress, and completion of clinical trials are reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things pandemics. For example, some of our clinical trial sites are located in regions that have been afflicted by the COVID-19 coronavirus and many sites have instituted policies regarding operations as a result of the COVID-19 pandemic. Some factors from the COVID-19 pandemic that could adversely affect enrollment in, as well as conduct, progress, continuation and completion of our trials include:

●	the diversion of healthcare resources away from the conduct of clinical trial matters to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
●	limitations on travel that interrupt key trial activities, such as clinical trial site initiations and monitoring, and new clinical trial site policies resulting from the COVID-19 pandemic that determine essential and non-essential functions and staff, which may impact the ability of site staff to conduct assessments, or result in delays to the conduct of the assessments, as part of our clinical trial protocols, or the ability to enter assessment results into clinical trial databases in a timely manner, or that limit the ability of a patient to participate in a clinical trial or delay access to product candidate dosing or assessments;
●	patients may be unable or unwilling to participate further (or may have to limit participation, including missing certain scheduled doses of the investigational product) in our clinical trials;
●	skipping or delays in product candidate dosing or assessments as part of a clinical trial that could adversely affect clinical trial data readouts, including efficacy and safety results;
●	skipping or delays in the administration of background therapies of patients in a clinical trial, such as SMN upregulator therapy for SMA or anti-PD-(L)-1 therapy for cancer, or other background care that could adversely affect clinical trial data readouts, including efficacy and safety results;
●	interruption in global shipping affecting the transport of clinical trial materials, such as product candidates used in our trials; and
●	employee absenteeism or furlough days that delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

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

Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA, EMA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. For example, we anticipate some of our future trials to, in part, utilize an open-label trial design, and our ongoing DRAGON Phase 1 clinical trial for SRK-181 in cancer immunotherapy and our ongoing TOPAZ Phase 2 clinical trial for SRK-015 in Type 2 and Type 3 SMA, in part, utilize an open-label trial design. An open-label trial is one where both the patient and investigator know whether the patient is receiving the test article or either an existing approved drug or placebo. Open-label trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label studies are aware that they are receiving treatment. Open-label trials may be subject to a patient bias, for example if patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, patients selected for early clinical trials often have more severe forms of a disease or condition and their symptoms may have been bound to improve notwithstanding the product candidate under investigation. Open-label trials also may be subject to an investigator bias where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The potential sources of bias in clinical trials as a result of open-label design may not be adequately mitigated and may cause any of our trials that utilize such design to fail and additional trials may be necessary to support future marketing applications. Further, the FDA, EMA or other regulatory authorities may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

The results of preclinical studies and early-stage clinical trials may not be predictive of the results of future clinical trials. Preclinical studies and early-stage clinical trials are primarily designed to study PK and PD, understand the side effects of product candidates, and evaluate various doses and dosing schedules. Our current or future product candidates may demonstrate different chemical, biological and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Product candidates in later-stages of clinical trials may fail to show desired pharmacological properties or produce positive safety and efficacy results despite having progressed through preclinical studies and initial clinical trials. We recently completed a Phase 1 trial for SRK-015 in healthy adult volunteers and completed enrollment for the TOPAZ Phase 2 trial of SRK-015 in Type 2 and Type 3 SMA. We also recently initiated the DRAGON Phase 1 trial for SRK-181 in cancer immunotherapy. We cannot assure you that the DRAGON Phase 1 trial, TOPAZ Phase 2 trial, or any other future clinical trials of SRK-181 or SRK-015, will show positive results. There can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

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

If significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. We, the FDA, the competent authorities and/or ethics committees of the EU Member States or other applicable regulatory authorities, or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. The side effects could result in a number of potentially significant negative consequences, including:

●	we may suspend marketing of such product;
●	regulatory authorities may refuse to grant market approval to a product candidate or withdraw approvals of such product;
●	regulatory authorities may require additional warnings on the label for such product;
●	we may be required to develop a Risk Evaluation and Mitigation Strategy (“REMS”) for such a product, or if a REMS is already in place, to incorporate additional requirements under the REMS, or to develop a similar strategy as required by a comparable foreign regulatory authority;
●	we may be required to conduct additional post-market studies;

●	we could be sued and held liable for harm caused to subjects or patients; or
●	our reputation may suffer.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including on account of the COVID-19 pandemic. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

●	the patient eligibility and exclusion criteria defined in the protocol;
●	the size of the patient population required for analysis of the trial’s primary endpoints;
●	the willingness or availability of patients to participate in our trials (including due to the COVID-19 pandemic);
●	the number and location of participating trial sites;
●	the proximity of patients to trial sites and any limitations on travel or access to trial sites (including due to the COVID-19 pandemic);
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other available therapies;
●	our ability to obtain and maintain patient consents; and
●	the risk that patients enrolled in clinical trials will drop-out of the trials before completion.

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

Further, timely enrollment in clinical trials is reliant on clinical trial sites which may be adversely affected by global health matters, including, among other things, pandemics. For example, our clinical trial sites are located in regions currently being affected by the COVID-19 pandemic and some clinical trial sites have put in place COVID-19 pandemic policies which halt or limit their ability to participate in clinical trials. These and other factors arising from the COVID-

19 pandemic could worsen in countries that are already afflicted with the virus or could continue to spread to additional countries, each of which may further adversely impact our clinical trials. The global outbreak of the COVID-19 coronavirus continues to evolve with some areas reporting increasing cases of COVID-19 and the conduct of our trials may continue to be adversely affected, despite efforts to mitigate this impact.

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

We face an inherent risk of product liability as a result of testing SRK-015, SRK-181 and any of our future product candidates in clinical trials and will face an even greater risk if we commercialize any products, if approved. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	inability to bring a product candidate to the market;
●	decreased demand for our products;
●	injury to our reputation;
●	withdrawal of clinical trial participants and inability to continue clinical trials;
●	initiation of investigations by regulators;
●	costs to defend the related litigation;
●	diversion of management’s time and our resources;
●	substantial monetary awards to trial participants;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	loss of revenue;
●	exhaustion of any available insurance and our capital resources;
●	the inability to commercialize any product candidate, if approved; and
●	decline in our share price.

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

●	efficacy and potential advantages compared to alternative treatments;
●	the ability to offer our products, if approved, for sale at competitive prices;
●	convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support;
●	the ability to obtain sufficient third-party coverage and adequate reimbursement; and
●	the prevalence and severity of any side effects.

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

Our office and laboratory facilities are located in Cambridge, Massachusetts. We will be moving into a new location in Cambridge, Massachusetts in 2020. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, the facilities at any clinical trial site, or the manufacturing facilities of our third-party contract manufacturers, or that makes us unable to move, or delayed in moving into our new facility, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. For example, the COVID-19 pandemic has already resulted in extended shutdowns of certain businesses and has had ripple effects to businesses around the world. This virus continues to spread globally and, as of July 2020, has spread to a number of countries, including the U.S. where cases continue to rise in certain states. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of the COVID-19 coronavirus, most of our employees are continuing their work remotely outside of our offices. As a result of the COVID-19 pandemic, our ability to identify and enroll patients in current and future clinical trials may become more difficult and costly and data readouts from our clinical trials may be delayed or adversely impacted. The full extent to which the COVID-19 pandemic impacts our business or operations will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the COVID-19 coronavirus and the actions to contain the COVID-19 coronavirus or treat its impact, among others. Global health concerns, such as the COVID-19 pandemic, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate.

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

In addition, clinical trials can be delayed or terminated for a variety of reasons, including issues, delays or failures related to:

●	receiving regulatory authorization to begin a clinical trial, if applicable;

●	the availability of financial resources to begin and complete the planned trials;
●	reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	identifying and maintaining a sufficient number of trial sites, some of which may already be engaged in other clinical trial programs, including some that may be for the same or similar indication;
●	receiving approval at each clinical trial site by an independent IRB or ethics committee;
●	recruiting a sufficient number of suitable patients to participate in and complete a trial in a timely manner;
●	having patients complete a trial or return for post treatment follow-up;
●	clinical trial sites and investigators adhering to the trial protocol, complying with GCP requirements and completing a trial;
●	our third-party CROs and clinical sites satisfying their contractual duties and meeting expected deadlines;
●	addressing any patient safety concerns that arise during the course of a clinical trial;
●	addressing any conflicts or new requirements or policies under new or existing laws or regulations;
●	adding new clinical trial sites; or
●	manufacturing qualified materials under cGMP regulations for use in clinical trials.

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

The results of our clinical trials may not support approval. Our product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA, EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

●	we may be unable to demonstrate to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;
●	the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to receive regulatory approval in the U.S. or elsewhere;
●	the FDA, competent authorities of the EU Member States or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

We have received Orphan Drug Designation from the FDA for SRK-015 for the treatment of SMA, and following the EMA’s COMP’s positive opinion, the EC designated SRK-015 as an orphan medicinal product for the treatment of SMA. Even if we receive orphan drug exclusivity, the benefit of that exclusivity may be limited if we seek approval for an indication broader than the orphan-designated indication or could be revoked under certain circumstances, for example if the FDA later determines that the request for designation was materially defective or that we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we receive orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition during the exclusivity period because different drugs with different active moieties can be approved for the same condition, and the same product can be approved for different uses. Also, in the U.S., even after an orphan drug is approved and receives orphan drug exclusivity, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug, including because it has been shown to be clinically superior to the drug with exclusivity because it is safer, more effective or makes a major contribution to patient care. In the EU, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

●	the second applicant can establish in its application that its medicinal product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior; or
●	the holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or
●	the holder of the marketing authorization for the original orphan medicinal product cannot supply sufficient quantities of orphan medicinal product.

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act (“FCA”), which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information received in the course of patient recruitment for clinical trials. The applicable federal, state and foreign healthcare laws and regulations laws that may affect our ability to operate include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. In addition, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal FCA. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution;
●	the federal civil and criminal false claims laws and civil monetary penalty laws, including the FCA, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or using a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. The FCA also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the FCA and to share in any monetary recovery;

●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose, among other things, requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their respective business associates, independent contractors that perform services for covered entities that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
●	the federal Physician Payments Sunshine Act, created under the Patient Protection and Affordable Care Act (“ACA”), and its implementing regulations, which require some manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services (“HHS”) information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and may be broader in scope than their federal equivalents; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and local laws that require the registration of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of our products, withdrawal of the product from the market or voluntary or mandatory product recalls;
●	fines, warning letters, untitled letters or holds on clinical trials;
●	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
●	product seizure or detention or refusal to permit the import or export of our product candidates; and
●	permanent injunctions and consent decrees, including the imposition of civil or criminal penalties.

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

Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

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

Certain provisions of the ACA have been subject to judicial challenges, as well as to efforts to repeal or replace them or to alter their interpretation or implementation. For example, the Tax Cuts and Jobs Act (“Tax Act”), included a provision that repealed effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” Moreover, Centers for Medicare & Medicaid Services (“CMS”) has issued regulations that give states greater flexibility, starting in 2020, in the identification of the essential health benefits benchmarks for non-grandfathered individual and small group market health insurance coverage, including plans sold through the health insurance exchanges established under the ACA.

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

In addition, California recently enacted the CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General has commenced bringing enforcement actions against violators as of July 1, 2020. The California Attorney General has proposed draft regulations, which have not been finalized to date, that may further impact our business activities if they are adopted. The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	others may be able to make or use compounds or cells that are similar to the biological compositions of our product candidates but that are not covered by the claims of our patents;

●	the active biological ingredients in our current product candidates will eventually become commercially available in biosimilar drug products, and no patent protection may be available with regard to formulation or method of use;
●	we or our licensors, as the case may be, may fail to meet our obligations to the U.S. government in regards to any in-licensed patents and patent applications funded by U.S. government grants, leading to the loss of patent rights;
●	we or our licensors, as the case may be, might not have been the first to file patent applications for these inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies;
●	it is possible that our pending patent applications will not result in issued patents;
●	it is possible that there are prior public disclosures that could invalidate our or our licensors’ patents, as the case may be, or parts of our or their patents;
●	it is possible that others may circumvent our owned or in-licensed patents;
●	it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours;
●	the laws of foreign countries may not protect our or our licensors’, as the case may be, proprietary rights to the same extent as the laws of the U.S.;
●	the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product candidates;
●	our owned or in-licensed issued patents may not provide us with any competitive advantages, may be narrowed in scope, or be held invalid or unenforceable as a result of legal challenges by third parties;
●	the inventors of our owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors;
●	it is possible that our owned or in-licensed patents or patent applications omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable;
●	we have engaged in scientific collaborations in the past, and will continue to do so in the future. Such collaborators may develop adjacent or competing products to ours that are outside the scope of our patents;
●	we may not develop additional proprietary technologies for which we can obtain patent protection;
●	it is possible that product candidates or diagnostic tests we develop may be covered by third parties’ patents or other exclusive rights; and/or
●	the patents of others may have an adverse effect on our business.

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

Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation related issues;
●	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	our right to sublicense patent and other rights to third parties under collaborative development relationships;
●	our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations; and
●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

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

If a third-party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

●	infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
●	substantial damages for infringement, which we may have to pay if a court decides that the product candidate or technology at issue infringes on or violates the third-party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
●	a court prohibiting us from developing, manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third-party licenses its product rights to us, which it is not required to do;
●	if a license is available from a third-party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products; and
●	redesigning our product candidates or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

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

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Moreover, complications due to the COVID-19 pandemic may result in inadvertent lapse due to, for example, unexpected closures of the USPTO or foreign patent offices, delays in delivery of notifications relating to deadlines, or failure to timely and/or properly obtain signatures on necessary documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for SRK-015, SRK-181 or any future product candidate. To the extent that we have existing, or in the future enter into, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third-party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:

●	an inability to initiate or continue clinical trials of product candidates under development;
●	delay in submitting regulatory applications, or receiving regulatory approvals, for product candidates;
●	loss of the cooperation of an existing or future collaborator;
●	subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
●	requirements to cease distribution or to recall batches of our product candidates; and

●	in the event of approval to market and commercialize a product candidate, an inability to meet commercial demands for our products.

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

We are subject to a number of other risks associated with our collaboration with Gilead, including:

●	If we are able to identify program antibodies and present Gilead with development candidate nominations, Gilead may not exercise its option to such program or we and Gilead could disagree as to future development plans, and Gilead may delay, fail to commence, or stop future preclinical and clinical development and commercialization.
●	If Gilead exercised one or more options, following such exercise, Gilead will have sole responsibility for the development and commercialization of the product candidates from such program in the applicable field. Gilead will have the sole discretion to determine and direct its efforts and resources, including the ability to discontinue all efforts and resources it applies to the development and, if approval is received, commercialization and marketing of the product candidates covered by the applicable program. Gilead may not be effective in receiving approvals for the product candidates developed from the programs or in marketing, or arranging for necessary supply, manufacturing or distribution relationships for, any approved products. Furthermore, Gilead may change its strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. Gilead has a variety of marketed products and product candidates under collaboration with other companies, including some of our competitors, and its own corporate objectives may not be consistent with our best interests. If Gilead fails to develop, receive regulatory approval for or ultimately commercialize any product candidate from the programs covered by the Gilead Collaboration Agreement, or if Gilead terminates our collaboration, our business, financial condition, results of operations and prospects would be harmed.
●	There may be disputes between Gilead and us, including disagreements regarding the Gilead Collaboration Agreement, that may result in the delay of development programs, creation of uncertainty as to ownership of, control of, or access to intellectual property rights, litigation or arbitration proceedings, distraction of our management from other business activities, and our incurrence of substantial expenses. Any disagreements could result in failure to achieve developmental, regulatory and sales objectives that would have otherwise resulted in milestone or royalty payments to us or the delay or termination of any future development or commercialization of a Gilead Program.

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

Any future collaboration we enter into may pose a number of risks, including the following:

●	collaborators may have significant discretion or decision-making authority in determining the efforts and resources that they will apply to the collaboration or that we are required to apply to the collaboration;
●	collaborators may not perform their obligations as expected or in a manner satisfactory to us;
●	we may commit to certain preclinical or clinical development or commercialization efforts as part of the collaboration that we are unable to meet or our collaborators may not be satisfied with our preclinical or clinical development or commercialization efforts;
●	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs or license arrangements based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as a strategic transaction that may divert resources or create competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products and product candidates if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
●	collaborators may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;

●	collaborators with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	if a collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us; and
●	collaborations may be terminated by the collaborator, and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

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

Similar to the trading prices of the common stock of other biopharmaceutical companies, the trading price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

●	any delay in identifying potential product candidates for our other development programs;
●	any delay in our regulatory filings for SRK-015 and SRK-181 and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	adverse results or delays in any preclinical studies or clinical trials for SRK-015 or SRK-181, including the results of our TOPAZ Phase 2 clinical trial for SRK-015 and the DRAGON Phase 1 clinical trial for SRK-181;
●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
●	adverse regulatory decisions, including failure to receive regulatory approval of SRK-015, SRK-181 or any future product candidate;
●	changes in laws or regulations applicable to SRK-015, SRK-181 or any future product candidate, including but not limited to clinical trial requirements for approvals;
●	adverse developments concerning our manufacturers;
●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
●	our inability to establish collaborations, if needed;
●	our failure to commercialize our product candidates, if approved;
●	additions or departures of key scientific or management personnel;
●	unanticipated serious safety concerns related to the use of SRK-015, SRK-181 or any future product candidate;
●	introduction of new products or services offered by us or our competitors;
●	announcements of significant acquisitions, strategic collaborations or partnerships, joint ventures or capital commitments by us, our collaborators or our competitors;
●	our ability to effectively manage our growth;
●	actual or anticipated variations in quarterly operating results;
●	our cash position;

●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	publication of research reports about us or our industry, or product candidates in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	changes in the market valuations of similar companies;
●	overall performance of the equity markets;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;
●	changes in accounting practices;
●	ineffectiveness or inadequacy of our internal controls and procedures;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	significant lawsuits, including patent or stockholder litigation;
●	general political and economic conditions; and
●	other events or factors, many of which are beyond our control.

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

As of June 30, 2020, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 22.7% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We are an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley Act”);
●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements;
●	exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved;
●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; and
●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure.

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

If any of our existing major stockholders sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. In addition, as of June 30, 2020, over 20% of our common stock was held by members of our Board and shareholders affiliated with our Board of Directors and if any of them were to sell a portion of their holdings of our common stock, our stock price could be negatively affected.

We issued 980,392 shares to Gilead in December 2018. These shares are subject to a lock-up period with the lock-up for 50% of the shares expiring on December 19, 2020 and the lock-up for the remainder expiring on December 19, 2021, and following the expiration of each such lock-up period, such shares of our common stock may be freely sold in the open market, subject to compliance with applicable securities laws. The sale of these shares in the open market could cause the market price of our common stock to decline or become highly volatile.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

●	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
●	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
●	a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, or by a majority of the total number of authorized directors;
●	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
●	a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;
●	a requirement of approval of not less than two thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and
●	the authority of the board of directors to issue convertible preferred stock on terms determined by the board of directors without stockholder approval and which convertible preferred stock may include rights superior to the rights of the holders of common stock.

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

Item 2. Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.2	May 8, 2018

3.2	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.1.1	May 14, 2018

3.3	Amended and Restated By-laws of the Registrant	S-1/A	333-224493	3.4	May 8, 2018

4.1	Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated December 22, 2017	S-1	333-224493	4.1	April 27, 2018

4.2	Specimen Stock Certificate evidencing shares of common stock	S-1/A	333-224493	4.2	May 14, 2018

4.3	Amended and Restated Warrant to Purchase Stock, by and between Silicon Valley Bank and the Registrant, dated December 22, 2017	S-1	333-224493	4.3	April 27, 2018

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*       Filed herewith

**     Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLAR ROCK HOLDING CORPORATION

Date: August 7, 2020	By:	/s/ Stuart A. Kingsley
Stuart A. Kingsley President and Chief Executive Officer (Principal Executive Officer)
Date: August 7, 2020	By:	/s/ Edward H. Myles
Edward H. Myles Chief Financial Officer and Head of Business Operations (Principal Financial Officer)