Form 10-Q
period 2020-09-30
Scholar Rock Holding Corp
filed 2020-11-09
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2020

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

The number of outstanding shares of the Registrant’s Common Stock as of November 4, 2020 was 33,638,829.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”), including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the success, cost and timing of clinical trials for apitegromab (SRK-015), including the results, progress and completion of our TOPAZ Phase 2 clinical trial for apitegromab and any future clinical trials for apitegromab, and the results, and the timing of results, from these trials;
●	the success, cost and timing of clinical trials for SRK-181, including the results, progress and completion of our DRAGON Phase 1 clinical trial for SRK-181 and any future clinical trials for SRK-181, and the results, and the timing of results, from these trials;
●	the success, cost and timing of our other product development activities, preclinical studies and clinical trials, and the results, and timing of results, from these studies and trials;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our success in identifying and executing a development program for additional indications for apitegromab, SRK-181 and in identifying product candidates from our other programs;
●	the clinical utility of our product candidates and their potential advantages over other therapeutic options;
●	our ability to obtain, generally or on terms acceptable to us, funding for our operations, including funding necessary to complete further development and, upon successful development, if approved, commercialization of apitegromab, SRK-181 or any of our future product candidates;
●	risks associated with the COVID-19 pandemic, which may adversely impact our business, preclinical studies, clinical trials and financial results;
●	the potential for our identified research priorities to advance our proprietary platform, development programs or product candidates;
●	the timing, scope, or likelihood of our ability to obtain and maintain regulatory approval from the U.S. Food and Drug Administration (“FDA”), European Medicines Agency (“EMA”) and other regulatory authorities for apitegromab, SRK-181 and any future product candidates, and any related restrictions, limitations or warnings in the label of any approved product candidate;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection;
●	our ability and the potential to successfully manufacture our product candidates for clinical trials and for commercial use, if approved;
●	our ability to establish or maintain collaborations or strategic relationships, including our collaboration with Gilead Sciences, Inc. (“Gilead”);

●	our expectations relating to the potential of our proprietary platform technology;
●	our ability to obtain additional funding when necessary;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in combination with others;
●	our expectations related to the use of our cash reserves;
●	the impact of new laws and regulations or amendments to existing laws and regulations;
●	developments and projections relating to our competitors and our industry;
●	our estimates and expectations regarding expenses, future revenue, capital requirements and needs for additional financing, including our expected use of proceeds from our public offerings;
●	cash and expense levels, future revenues and liquidity sources;
●	our expectations regarding the period during which we qualify as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act; and
●	other risks and uncertainties, including those listed under the caption Part II, Item 1A, Risk Factors.

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

SCHOLAR ROCK HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$56,227	$36,308
Marketable securities	60,037	121,140
Accounts receivable	—	25,000
Prepaid expenses and other current assets	3,117	2,719
Total current assets	119,381	185,167
Property and equipment, net	5,550	4,171
Operating lease right-of-use asset	34,942	4,447
Restricted cash	2,498	2,498
Other long-term assets	1,050	98
Total assets	$163,421	$196,381
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,106	$1,130
Accrued expenses	10,968	9,610
Operating lease liability	4,072	1,135
Deferred revenue	16,706	20,923
Other current liabilities	17	16
Total current liabilities	32,869	32,814
Long-term portion of operating lease liability	28,830	4,168
Other long-term liabilities	6	9
Long-term portion of deferred revenue	38,739	46,489
Total liabilities	100,444	83,480
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2020 and December 31, 2019; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized and 29,917,907 shares issued and outstanding as of September 30, 2020; 150,000,000 shares authorized and 29,792,922 shares issued and outstanding as of December 31, 2019	30	30
Additional paid-in capital	280,704	270,682
Accumulated other comprehensive income	3	37
Accumulated deficit	(217,760)	(157,848)
Total stockholders’ equity	62,977	112,901
Total liabilities and stockholders’ equity	$163,421	$196,381

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$3,037	$4,774	$11,967	$12,919
Operating expenses:
Research and development	18,383	15,699	52,282	40,153
General and administrative	8,272	6,181	20,459	14,961
Total operating expenses	26,655	21,880	72,741	55,114
Loss from operations	(23,618)	(17,106)	(60,774)	(42,195)
Other income (expense), net	57	959	862	2,768
Net loss	$(23,561)	$(16,147)	$(59,912)	$(39,427)
Net loss per share, basic and diluted	$(0.79)	$(0.55)	$(2.02)	$(1.46)
Weighted average common shares outstanding, basic and diluted	29,779,114	29,232,158	29,665,995	26,929,215

Comprehensive loss:
Net loss	$(23,561)	$(16,147)	$(59,912)	$(39,427)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(46)	(32)	(34)	34
Total other comprehensive income (loss)	(46)	(32)	(34)	34
Comprehensive loss	$(23,607)	$(16,179)	$(59,946)	$(39,393)

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	29,792,922	$30	$270,682	$37	$(157,848)	$112,901
Unrealized gain on marketable securities	—	—	—	197	—	197
Exercise of stock options	40,252	—	405	—	—	405
Equity-based compensation expense	—	—	2,214	—	—	2,214
Net Loss	—	—	—	—	(17,070)	(17,070)
Balance at March 31, 2020	29,833,174	$30	$273,301	$234	$(174,918)	$98,647
Unrealized loss on marketable securities	—	—	—	(185)	—	(185)
Restricted shares forfeited during the period	(42,010)	—	—	—	—	—
Exercise of stock options	83,523	—	598	—	—	598
Equity-based compensation expense	—	—	2,395	—	—	2,395
Net Loss	—	—	—	—	(19,281)	(19,281)
Balance at June 30, 2020	29,874,687	$30	$276,294	$49	$(194,199)	$82,174
Unrealized loss on marketable securities	—	—	—	(46)	—	(46)
Exercise of stock options	43,220	—	374	—	—	374
Equity-based compensation expense	—	—	4,036	—	—	4,036
Net Loss	—	—	—	—	(23,561)	(23,561)
Balance at September 30, 2020	29,917,907	$30	$280,704	$3	$(217,760)	$62,977

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	26,217,701	$26	$213,453	$(8)	$(106,848)	$106,623
Unrealized gain on marketable securities	—	—	—	24	—	24
Restricted shares forfeited during the period	(2,237)	—	—	—	—	—
Exercise of stock options	1,983	—	13	—	—	13
Equity-based compensation expense	—	—	1,618	—	—	1,618
Net loss	—	—	—	—	(10,755)	(10,755)
Balance at March 31, 2019	26,217,447	$26	$215,084	$16	$(117,603)	$97,523
Unrealized gain on marketable securities	—	—	—	42	—	42
Sale of common shares, net of issuance costs	3,000,000	3	42,019	—	—	42,022
Exercise of stock options	12,883	—	79	—	—	79
Equity-based compensation expense	—	—	1,814	—	—	1,814
Net loss	—	—	—	—	(12,525)	(12,525)
Balance at June 30, 2019	29,230,330	$29	$258,996	$58	$(130,128)	$128,955
Unrealized loss on marketable securities	—	—	—	(32)	—	(32)
Restricted shares forfeited during the period	(1,973)	—	—	—	—	—
Sale of common shares, net of issuance costs	450,000	1	6,325	—	—	6,326
Exercise of stock options	65	—	—	—	—	—
Equity-based compensation expense	—	—	2,688	—	—	2,688
Net loss	—	—	—	—	(16,147)	(16,147)
Balance at September 30, 2019	29,678,422	$30	$268,009	$26	$(146,275)	$121,790

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(59,912)	$(39,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,172	917
Gain or loss on sale of property and equipment	—	(8)
Equity-based compensation	8,645	6,120
Amortization/accretion of investment securities	(188)	(1,023)
Non-cash operating lease expense	791	742
Change in operating assets and liabilities:
Accounts receivable	25,000	—
Prepaid expenses and other current assets	(4,197)	(1,001)
Other assets	(952)	(85)
Accounts payable	(24)	(664)
Accrued expenses	1,864	984
Operating lease liabilities	(818)	(625)
Deferred revenue	(11,967)	(12,919)
Other liabilities	—	(59)
Net cash used in operating activities	(40,586)	(47,048)
Cash flows from investing activities:
Purchases of property and equipment	(2,114)	(1,645)
Purchases of marketable securities	(79,443)	(194,608)
Sales and maturities of marketable securities	140,700	112,800
Proceeds from sale of property and equipment	—	8
Net cash provided by (used in) investing activities	59,143	(83,445)
Cash flows from financing activities:
Principal payments on loan payable	—	(365)
Proceeds from sale of common stock, net of issuance costs	—	48,348
Proceeds from stock option exercises	1,377	92
Other	(15)	(10)
Net cash provided by financing activities	1,362	48,065
Net increase (decrease) in cash and cash equivalents and restricted cash	19,919	(82,428)
Cash and cash equivalents and restricted cash, beginning of period	38,806	115,274
Cash and cash equivalents and restricted cash, end of period	$58,725	$32,846
Supplemental disclosure of non-cash items:
Property and equipment purchases in accounts payable and accrued expenses	$424	$832
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$31,286	$5,444

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of the Business

Scholar Rock Holding Corporation and its subsidiaries (collectively, the “Company”) is a biopharmaceutical company focused on the discovery and development of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role. The Company’s novel understanding of the molecular mechanisms of growth factor activation enabled the development of a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target these signaling proteins at the cellular level. The Company’s first product candidate, apitegromab (previously referred to as SRK-015), is a highly selective fully human, monoclonal antibody, with a unique mechanism of action that results in the inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-directed therapy for the treatment of spinal muscular atrophy (“SMA”). Apitegromab is being evaluated in the Company’s TOPAZ Phase 2 proof-of-concept trial for the treatment of patients with Type 2 and Type 3 SMA. In October 2020, the Company announced positive proof-of-concept data from the six-month interim analysis in the TOPAZ clinical trial. The Company’s second product candidate, SRK-181, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor (“CPI”) therapies, such as anti-PD-1 or anti-PD-(L)1 antibody therapies. SRK-181 is a potent and highly selective inhibitor of the activation of latent transforming growth factor beta-1 (“TGFβ1”). The Company initiated the DRAGON Phase 1 proof-of-concept clinical trial of SRK-181 in patients with locally advanced or metastatic solid tumors that do not respond to anti-PD-(L)1 antibodies in the first quarter of 2020 and patient dosing commenced in April 2020. Additionally, the Company continues to create a pipeline of novel product candidates with the potential to transform the lives of patients suffering from a wide range of serious diseases, including neuromuscular disorders, cancer, fibrosis and anemia. The Company was originally formed in May 2012. Its principal offices are in Cambridge, Massachusetts.

Since its inception, the Company’s operations have focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect, as well as establishing the Company’s intellectual property portfolio and performing research and development activities. The Company has primarily financed its operations through various equity financings, including the initial public offering of its common stock (the “IPO”) in May 2018, a secondary offering of common stock in June 2019, and a follow-on offering of common stock and pre-funded warrants completed in November 2020 (Note 11), as well as research and development collaboration agreements.

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

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company’s product candidates. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash, cash equivalents, and marketable securities at September 30, 2020 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date the financial statements are issued.

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

Cash and Cash Equivalents and Restricted Cash

The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the statement of cash flows:

	As of September 30,
	2020	2019
Cash and cash equivalents	$56,227	$32,641
Restricted cash	2,498	205
	$58,725	$32,846

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

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 (in thousands):

	Fair Value Measurements at September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$52,668	$52,668	$—	$—
Marketable securities:
U.S. Treasury obligations	60,037	60,037	—	—
Total assets	$112,705	$112,705	$—	$—

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$34,896	$34,896	$—	$—
Marketable securities:
U.S. Treasury obligations	121,140	121,140	—	—
Total assets	$156,036	$156,036	$—	$—

Cash and cash equivalents and marketable securities include investments in money market funds and U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 as of September 30, 2020 and December 31, 2019. There were no transfers of assets between fair value measurement levels during the three and nine months ended September 30, 2020 or 2019.

The carrying amounts reflected in the balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at September 30, 2020 and December 31, 2019, due to their short-term nature.

4. Marketable Securities

The following table summarizes the Company’s investments as of September 30, 2020 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$60,034	$3	$—	$60,037
Total available-for-sale securities	$60,034	$3	$—	$60,037

The following table summarizes the Company’s investments as of December 31, 2019 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$121,103	$39	$(2)	$121,140
Total available-for-sale securities	$121,103	$39	$(2)	$121,140

5. Accrued Expenses

As of September 30, 2020 and December 31, 2019, accrued expenses consist of the following (in thousands):

	As of
	September 30,	December 31,
	2020	2019
Accrued payroll and related expenses	$5,014	$4,088
Accrued external research and development expense	4,398	4,380
Accrued professional and consulting expense	1,003	929
Accrued other	553	213
	$10,968	$9,610

6. Equity-Based Compensation

The Company recorded equity-based compensation expense related to all equity-based awards, which was allocated as follows in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development expense	$900	$577	$2,602	$1,794
General and administrative expense	3,136	2,111	6,043	4,326
	$4,036	$2,688	$8,645	$6,120

Equity-based compensation during the three and nine months ended September 30, 2020 includes $1.5 million related to the modification of certain equity awards. Equity-based compensation during the three and nine months ended September 30, 2019 includes $0.6 million and $0.1 million related to the acceleration and modification, respectively, of certain equity awards.

Restricted Stock

The following table summarizes the Company’s restricted common stock activity for the current year:

		Weighted
		Average Fair
		Value per Share
	Number of Shares	at Issuance
Restricted common stock as of December 31, 2019	302,360	$5.77
Granted	—	$—
Vested	(174,234)	$5.77
Forfeited	(42,010)	$5.77
Restricted common stock as of September 30, 2020	86,116	$5.77

As of September 30, 2020, the Company had unrecognized equity-based compensation expense of $0.4 million related to restricted stock which is expected to be recognized over a period of 0.8 years.

Stock Options

The following table summarizes the Company’s stock option activity for the current year:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	2,401,382	$12.63	8.36	$6,523
Granted	2,223,315	$14.25
Exercised	(166,995)	$8.24
Cancelled	(318,463)	$13.57
Outstanding as of September 30, 2020	4,139,239	$13.60	7.65	$18,874
Options exercisable as of September 30, 2020	1,208,910	$12.92	6.38	$6,850

Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the nine months ended September 30, 2020 was $9.96.

The following weighted average assumptions were used in determining the fair value of options granted in the nine months ended September 30, 2020:

Risk-free interest rate	0.95%
Expected dividend yield	0.0%
Expected term (years to liquidity)	6.21
Expected volatility	81.65%

As of September 30, 2020, the Company has unrecognized equity-based compensation expense related to its stock options of $23.6 million which the Company expects to recognize over the remaining weighted average vesting period of 2.8 years.

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

301 Binney Facility Lease

In November 2019, the Company entered into a facility lease at 301 Binney Street in Cambridge, Massachusetts to be used as its new corporate headquarters. The expiration date of the lease is in August 2025 and the Company has the option to extend the term by two years. The base rent is $6.9 million per year, subject to an increase of 3.5%, and the Company was subject to a free-rent period through mid-August 2020. Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building. The Company is involved in the construction and design of the space and anticipates that it will incur construction costs of which $14.1 million will be reimbursed through an allowance for tenant improvements. In connection with the facility lease, the Company has secured a letter of credit for $2.3 million which renews automatically each year. The lease commencement date, for accounting purposes, was reached during the three months ended September 30, 2020, and accordingly, the Company recognized the operating lease right-of-use asset and associated operating lease liability.

Other information related to the Company’s Leases is as follows (in thousands, except lease term and discount rate):

	For Three Months Ended	For Nine Months Ended
	September 30,	September 30,
	2020	2020
Lease Cost:
Operating lease cost	$344	$1,031
Variable lease cost	189	567
Total lease cost	$533	$1,598

For Nine Months Ended
September 30,
2020
Other information:
Operating cash flows used for operating leases	$1,059
Weighted average remaining lease term	4.6 years
Weighted average incremental borrowing rate	7.40%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of September 30, 2020 (in thousands):

Year Ending December 31,
2020 (excluding the nine months ended September 30, 2020)(1)	$350
2021(1)	8,360
2022	9,196
2023	9,070
2024	8,064
2025	4,498
Total lease payments	39,538
Less imputed interest	(6,636)
Total operating lease liabilities	$32,902

(1) Maturities for operating lease liabilities in 2020 and 2021 are presented at a lesser amount due to tenant improvement allowances expected to be received related to the ongoing construction at the Company’s facility at 301 Binney Street.

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

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2020 and 2019.

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

None of the performance obligations have been fully satisfied as of September 30, 2020. A $25.0 million preclinical milestone was achieved in December 2019 for the successful demonstration of efficacy in preclinical in vivo proof-of-concept studies. As a result, the associated $25.0 million was included in the consideration transferred and proportionally allocated to the performance obligations, as it was probable that a future material reversal will not occur.

In the three and nine months ended September 30, 2020, the Company recognized $3.0 million and $12.0 million, respectively, in revenue in the Company’s consolidated statements of operations and comprehensive loss under the Gilead Collaboration Agreement. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at September 30, 2020 is $55.4 million. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining research term for each respective Gilead Program, which is a maximum of 1.3 years as of September 30, 2020; each research term is dependent on the timing of Gilead either exercising its options for the Gilead Programs or terminating further development on the Gilead Programs prior to the expiration date of the research term. The deferred revenue related to the material rights will be recognized as options are exercised by Gilead or at the conclusion of the Option Exercise Period.

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

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	Nine Months Ended September 30,
	2020	2019
Restricted common stock	86,116	388,902
Warrant	7,614	7,614
Stock options	4,139,239	2,470,470
	4,232,969	2,866,986

11. Subsequent Events

Sublease of 620 Memorial Drive

On October 5, 2020, the Company entered into a Sublease Agreement (the “Sublease”) with Orna Therapeutics, Inc. (the “Subtenant”) to sublease approximately 20,751 square feet of office and laboratory space located at 620 Memorial Drive, Cambridge, Massachusetts. The Sublease term will commence on a date to be determined between January 1 and March 15, 2021, and ends on August 31, 2023, unless terminated earlier. The Sublease provides for initial annual base rent of approximately $1.9 million. The Subtenant will also be obligated to pay for certain costs, taxes and operating expenses, subject to certain exclusions. The Sublease is subordinate to that certain Indenture of Lease, dated March 5, 2015, by and between 620 Memorial Leasehold LLC and Scholar Rock, Inc., as amended.

Debt Facility

On October 16, 2020 (the “Closing Date”) the Company entered into a Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank for $50.0 million (the “Loan and Security Agreement”). The first tranche of $25.0 million was funded on the Closing Date. The second $25.0 million tranche is available through December 31, 2021 upon dosing of the first patient in a Phase 3 trial for apitegromab and dosing of the first patient in Part B of the DRAGON Phase 1 trial for SRK-181. The Loan and Security Agreement will mature on May 1, 2025 and requires interest only payments for the first two years. The interest rate on the unpaid principal will be the greater of the Wall Street Journal prime rate plus 4.60% or 7.85% per annum. Prepayment is permitted and may include either a 2% or 3% fee (of the principal amount being prepaid), depending on when the prepayment is made. The Company is also required to make a final payment equal to 4% of the original principal amount.

Follow-On Financing

On October 28, 2020, the Company entered into an underwriting agreement with J.P. Morgan Securities LLC, Jefferies LLC and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters named therein (the “Underwriters”), relating to the issuance and sale of an aggregate of 3,717,948 shares of its common stock at $39.00 per share and pre-funded warrants to purchase 2,179,487 shares of its common stock. The price of each pre-funded warrant was $38.9999, which equals the per share public offering price for the common shares less the $0.0001 exercise price for each such pre-funded warrant. The shares of common stock sold include 769,230 shares pursuant to the option granted by the Company to the underwriters, which option was exercised in full. Total gross proceeds of the transaction was $230.0 million, including the proceeds from the option granted to the underwriters. The offering was made pursuant to the Company’s effective shelf registration on Form S-3. The offering closed on November 2, 2020 and the Company received approximately $215.8 million in net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses.

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

Our first product candidate, apitegromab (U.S. Adopted Names Council approved non-proprietary drug name for SRK-015), is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in the inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-directed therapy for the treatment of spinal muscular atrophy (“SMA”). In August 2020, the U.S. Food and Drug Administration (“FDA”) granted Rare Pediatric Disease designation for apitegromab for the treatment of SMA. The FDA had previously granted Orphan Drug Designation to apitegromab for the treatment of SMA. Apitegromab is being evaluated in our TOPAZ Phase 2 proof-of-concept trial for the treatment of patients with Type 2 and Type 3 SMA. Enrollment in the trial completed in January 2020 with a total of 58 patients enrolled across three cohorts: apitegromab Cohort 1 enrolled 23 patients with ambulatory Type 3 SMA, Cohort 2 enrolled 15 patients with Type 2 or non-ambulatory Type 3 SMA, and Cohort 3 enrolled 20 patients with Type 2 SMA who had initiated treatment with an approved SMN upregulator therapy before the age of 5. All patients are being treated with intravenous apitegromab dosed every four weeks (Q4W) over a 12-month treatment period. With the exception of 11 patients in Cohort 1, who are being treated with apitegromab as monotherapy, the remaining are all being treated with apitegromab in conjunction with an approved SMN upregulator therapy (nusinersen). A pre-planned interim analysis was conducted following a six-month treatment period across all three study cohorts and positive interim analysis results were announced in October 2020. Three patients (one in Cohort 2 and two in Cohort 3) each missed three doses of apitegromab and the six-month interim analysis timepoint due to COVID-19-related site access restrictions; the six-month timepoint from these patients was not included in the interim analysis.

●	Treatment with apitegromab led to improvements in the Hammersmith scale scores (primary efficacy endpoint) in all three cohorts of patients with Type 2 and Type 3 SMA. At the six-month interim analysis timepoint:

Cohort 1 mean change from baseline in Revised Hammersmith Scale (RHS) score:

o	apitegromab pooled (n = 23): +0.5 points (95% CI of -1.1, +2.2)
o	apitegromab 20 mg/kg monotherapy (n = 11): +0.7 points (95% CI of -2.5, +4.0)
o	apitegromab 20 mg/kg + nusinersen (n = 12): +0.3 points (95% CI of -1.4, +2.0)

Cohort 2 (apitegromab 20 mg/kg + nusinersen) mean change from baseline in Hammersmith Functional Motor Scale Expanded (HFMSE) score (n = 14): + 1.4 points (95% CI of +0.1, +2.7)

Cohort 3 mean change from baseline in HFMSE score:

o	apitegromab 20 mg/kg dose + nusinersen (n = 9): +5.6 points (95% CI of +2.5, +8.7)
o	apitegromab 2 mg/kg dose + nusinersen (n = 9): +2.4 points (95% CI of -0.9, +5.8)

●	Substantial proportion of patients in each cohort attained ≥3-point improvement in Hammersmith scores. At the six-month interim analysis timepoint:

Cohort 1 proportion of patients attaining ≥3-point improvement in RHS:

o	apitegromab pooled: 26% (6/23)
o	apitegromab 20 mg/kg monotherapy: 36% (4/11)
o	apitegromab 20 mg/kg + nusinersen: 17% (2/12)

Cohort 2 proportion of patients attaining ≥3-point improvement in HFMSE: 21% (3/14)

Cohort 3 proportion of patients attaining ≥3-point improvement in HFMSE:

o	apitegromab 20 mg/kg dose + nusinersen: 67% (6/9)
o	apitegromab 2 mg/kg dose + nusinersen: 44% (4/9)

●	Dose response in the primary efficacy endpoint was observed in Cohort 3, which has a randomized, double-blind, parallel arm design. Patients treated with the high dose (20 mg/kg) achieved numerically greater improvements from baseline in HFMSE scores as compared to the low dose (2 mg/kg) at all assessed timepoints (week 8, week 16, and the six-month interim analysis timepoint).
o	Numerically greater improvements with high dose were observed both in terms of mean change from baseline and in proportions of patients attaining ≥3 point increase in HFMSE score.
●	Pharmacokinetic and pharmacodynamic data supported the clinically observed dose response; high dose (20 mg/kg) yielded higher levels of drug exposure and target engagement than low dose (2 mg/kg)
o	Treatment with the high dose led to higher levels of drug exposure than with the low dose.
o	Treatment with high dose achieved higher levels of target engagement, and treatment with low dose did not attain full target saturation.
●	No safety signals were identified from the interim analysis.
o	Incidence and severity of adverse events were consistent with underlying patient population and background therapy.
o	Five most frequently reported treatment-emergent adverse events (TEAEs): Headache, upper respiratory tract infection, pyrexia, nasopharyngitis, and cough.
o	No grade 3 (severe) or higher adverse events were reported.
o	One patient (Cohort 1) experienced a serious TEAE of Grade 2 viral upper respiratory tract infection leading to hospitalization. The event was resolved without sequelae and was assessed by the trial investigator as unrelated to study drug.

o	One patient (Cohort 1) discontinued from the trial due to Grade 2 muscle fatigue that started prior to initiation of dosing with study drug; assessed by the trial investigator as unrelated to study drug.

Top-line data for the 12-month treatment period of the TOPAZ Phase 2 trial are expected in the second quarter of 2021. Twelve-month data could provide additional insights on the potential durability of effect and the potential for further improvements in motor function, as well as additional safety data.

Our second product candidate, SRK-181, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor (“CPI”) therapies, such as anti-PD-1 or anti-PD-(L)1 antibody therapies. SRK-181 is a potent and highly selective inhibitor of the activation of latent transforming growth factor beta-1 (“TGFβ1”). We initiated the DRAGON Phase 1 proof-of-concept clinical trial of SRK-181 in patients with locally advanced or metastatic solid tumors that do not respond to anti-PD-(L)1 antibodies in the first quarter of 2020 and commenced patient dosing in April 2020. This two-part trial consists of a dose escalation portion (Part A) and a dose expansion portion (Part B). Part A will evaluate SRK-181 as a single-agent and in combination with an approved anti-PD-(L)1 antibody therapy and Part B will evaluate SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy in multiple cohorts that are expected to include urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, amongst other solid tumor types. An update on dose escalation in Part A of the DRAGON Phase 1 proof-of-concept trial is expected in the fourth quarter of 2020. We continue to expect to advance to Part B of the trial in the first quarter of 2021 with clinical response and safety data anticipated in the second half of 2021.

Our proprietary platform focused on the discovery of antibodies that locally and selectively target the precursor, or latent, form of growth factors has been productive and we continue to build our portfolio of novel product candidates with the aim of transforming the lives of patients suffering from a wide range of serious diseases, including neuromuscular disorders, cancer, fibrosis and anemia.

We have discovered and progressed the development of:

●	Potent and selective inhibitors of the activation of TGFβ in collaboration with Gilead, for the treatment of fibrotic diseases. We are advancing multiple collaboration programs toward product candidate selection.
●	Inhibitor of RGMc, a co-receptor of bone morphogenetic protein 6 (“BMP6”), to pursue in iron-restricted anemias.
●	Additional discovery and early preclinical programs related to the selective modulation of growth factor signaling.

Since inception, we have incurred significant operating losses. Our net losses were $59.9 million and $39.4 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $217.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition, we anticipate that our expenses will increase in connection with our ongoing activities, as we:

●	continue development activities for apitegromab, our first product candidate, including the completion of our TOPAZ Phase 2 clinical trial and the planning for our Phase 3 clinical trial program;
●	continue research and development activities for SRK-181, including the conduct of our DRAGON Phase 1 clinical trial;
●	continue research and development activities to support our collaboration with Gilead;
●	continue research and development activities to allow us to nominate a product candidate that targets RGMc to pursue in iron-restricted anemias;
●	continue to discover, validate and develop additional product candidates through the use of our proprietary platform;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional research, development and business personnel; and
●	continue to build the infrastructure to support our operations as a public company.

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. If we successfully complete clinical development and obtain regulatory approval for apitegromab, SRK-181 or any of our future product candidates, we may generate revenue in the future from product sales. In addition, if we obtain regulatory approval for apitegromab, SRK-181 or any of our future product candidates, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing and distribution activities.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic (the “COVID-19 pandemic”), which continues to spread throughout the U.S. and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the COVID-19 pandemic. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, among others. Accordingly, we cannot predict the extent to which our business, including our clinical trials, financial condition and results of operations will be affected. As a result of the COVID-19 pandemic, we have experienced disruptions that have impacted our business, preclinical studies and clinical trials, including disruptions or restrictions on our ability to access and monitor certain clinical trial sites, restrictions on clinical trial participants’ ability to access our clinical trial sites and delays in enrollment. Some clinical trial participants have missed or experienced delays in receiving doses of study drug and completing their clinical trial assessments. For example, three patients (one in Cohort 2 and two in Cohort 3) of the TOPAZ clinical trial each missed three doses of apitegromab and the six-month interim analysis timepoint due to COVID-19-related site access restrictions. The COVID-19 pandemic has affected our clinical trials and could result in further impacts, including delays in or adverse impacts to data readouts (e.g. poor or negative efficacy results or adverse safety signal) from our clinical trials and delays in our ability to identify and enroll patients in current or future clinical trials. Additionally, our laboratory operations have been reduced since the declaration of the pandemic and our research activities will continue to be impacted until our laboratory operations are able to return to normal levels of operation that existed prior to the COVID-19 pandemic. In addition, a recurrence or “subsequent waves” of COVID-19 cases could cause other widespread or more severe impacts depending on where infection rates are highest. We continue to monitor developments as we deal with the disruptions and uncertainties relating to the COVID-19 pandemic.

Financial Operations Overview

Revenue

No revenues have been recorded from the sale of any commercial product. Revenue generation activities have been limited to collaborations, containing research services and the issuance of a license. Currently, revenue is being recognized related to the Gilead Collaboration Agreement with Gilead which was executed on December 19, 2018 (the “Effective Date”), and we began recognizing associated revenue in 2019. Under the Gilead Collaboration Agreement, Gilead has exclusive options to license worldwide rights to product candidates that emerge from three of the Company’s TGFβ programs (each a “Gilead Program”). Each option may be exercised by Gilead at any time from the Effective Date through a date that is 90 days following the expiration of the Research Collaboration Term for a given Gilead Program, or until termination of the Gilead Program, whichever is earlier (the “Option Exercise Period”).

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

The successful development of apitegromab, SRK-181 and any future product candidates is uncertain. Accordingly, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of apitegromab, SRK-181 and any future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of our product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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

A change in the outcome of any of these variables with respect to the development of apitegromab, SRK-181 or any of our future product candidates could significantly change the costs and timing associated with the development of that product candidate.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2020	2019	$	%
Revenue	$3,037	$4,774	$(1,737)	(36.4)%
Operating expenses:
Research and development	18,383	15,699	2,684	17.1%
General and administrative	8,272	6,181	2,091	33.8%
Total operating expenses	26,655	21,880	4,775	21.8%
Loss from operations	(23,618)	(17,106)	(6,512)	38.1%
Other income (expense), net	57	959	(902)	(94.1)%
Net loss	$(23,561)	$(16,147)	$(7,414)	45.9%

Revenue

Revenue was $3.0 million and $4.8 million for the three months ended September 30, 2020 and September 30, 2019, respectively, a decrease of $1.7 million or 36.4%. The revenue for both of these periods was related to the Gilead Collaboration Agreement, which was executed in December 2018. Revenue associated with the research and development and license performance obligations relating to the Gilead Programs is recognized as the research and development services are provided using a cost input method. The decrease in revenue was attributable to the change in progress of the programs period over period. The level of activity associated with the Gilead Programs decreased in the three months ended September 30, 2020, due to a lower utilization of internal resources partly due to laboratory restrictions associated with the COVID-19 pandemic.

Operating Expenses

Research and Development

Research and development expense was $18.4 million and $15.7 million for the three months ended September 30, 2020 and September 30, 2019, respectively, an increase of $2.7 million or 17.1%. The following table summarizes our research and development expense for the three months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2020	2019	$	%
External costs by program
Apitegromab (SRK-015)	$4,696	$2,979	$1,717	57.6%
SRK-181	4,972	5,547	(575)	(10.4)%
Other early development candidates and unallocated costs	1,198	1,194	4	0.3%
Total external costs	10,866	9,720	1,146	11.8%
Internal costs:
Employee compensation and benefits	5,578	4,034	1,544	38.3%
Facility and other	1,939	1,945	(6)	(0.3)%
Total internal costs	7,517	5,979	1,538	25.7%
Total research and development expense	$18,383	$15,699	$2,684	17.1%

The increase in research and development expense was primarily attributable to the following:

●	An increase in our external research and development costs of $1.1 million, which consisted of:

o	$1.7 million increase in costs associated with apitegromab, due primarily to costs from our TOPAZ Phase 2 clinical trial, including clinical drug supply manufacturing; partially offset by
o	$0.6 million decrease in costs associated with SRK-181 primarily due to lower clinical drug supply manufacturing costs compared to the corresponding period in 2019.
●	$1.5 million increase in internal research and development costs, which was primarily driven by an increase in employee compensation and benefits costs, associated with increased headcount and related overhead, as we continued to expand our research and development functions.

We expect our research and development expenses to increase as we continue to advance the development of our product candidates, including apitegromab through our TOPAZ Phase 2 clinical trial and Phase 3 clinical trial program, and SRK-181, through our DRAGON Phase 1 clinical trial. Additionally, we expect to continue to conduct research under the Gilead collaboration. However, as described above in COVID-19 Pandemic, the ultimate extent of the impact of the COVID-19 pandemic on our results of operations will depend on future developments, which are highly uncertain. Accordingly, we cannot fully predict the extent to which our business and results of operations will be affected.

General and Administrative

General and administrative expense was $8.3 million and $6.2 million for the three months ended September 30, 2020 and September 30, 2019, respectively, an increase of $2.1 million or 33.8%. The increase in general and administrative expense was primarily attributable to an increase of $1.9 million in employee compensation and benefits, related to increased headcount and separation related expenses.

We anticipate that our general and administrative expenses will increase in the future as our business expands to support our expected growth in research and development activities, including the continued development of our product candidates. However, as described above in COVID-19 Pandemic, the ultimate extent of the impact of the COVID-19 pandemic on our results of operations will depend on future developments, which are highly uncertain. Accordingly, we cannot fully predict the extent to which our business and results of operations will be affected.

Other Income (Expense), Net

The decrease in other income (expense), net was attributable to a decrease in income earned on our investment portfolio, associated with lower average cash balances and lower interest rates during the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Revenue	$11,967	$12,919	$(952)	(7.4)%
Operating expenses:
Research and development	52,282	40,153	12,129	30.2%
General and administrative	20,459	14,961	5,498	36.7%
Total operating expenses	72,741	55,114	17,627	32.0%
Loss from operations	(60,774)	(42,195)	(18,579)	44.0%
Other income (expense), net	862	2,768	(1,906)	(68.9)%
Net loss	$(59,912)	$(39,427)	$(20,485)	52.0%

Revenue

Revenue was $12.0 million and $12.9 million for the nine months ended September 30, 2020 and September 30, 2019, respectively, a decrease of $1.0 million or 7.4%. The revenue for both of these periods was related to the Gilead Collaboration Agreement, which was executed in December 2018. Revenue associated with the research and development and license performance obligations relating to the Gilead Programs is recognized as the research and development services are provided using a cost input method. The decrease in revenue was attributable to the change in progress of the programs period over period, due to a lower utilization of internal resources partly due to laboratory restrictions associated with the COVID-19 pandemic.

Operating Expenses

Research and Development

Research and development expense was $52.3 million and $40.2 million for the nine months ended September 30, 2020 and September 30, 2019, respectively, an increase of $12.1 million or 30.2%. The following table summarizes our research and development expense for the nine months ended September 30, 2020 and 2019 (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2020	2019	$	%
External costs by program:
Apitegromab (SRK-015)	$12,440	$7,940	$4,500	56.7%
SRK-181	12,435	10,940	1,495	13.7%
Other early programs and unallocated costs	5,282	4,571	711	15.6%
Total external costs	30,157	23,451	6,706	28.6%
Internal costs:
Employee compensation and benefits	16,402	11,117	5,285	47.5%
Facility and other	5,723	5,585	138	2.5%
Total internal costs	22,125	16,702	5,423	32.5%
Total research and development expense	$52,282	$40,153	$12,129	30.2%

The increase in research and development expense was primarily attributable to the following:

●	An increase in our external research and development costs of $6.7 million, which primarily consisted of:
o	$4.5 million increase in costs associated with apitegromab, due primarily to costs from our TOPAZ Phase 2 clinical trial, including clinical drug supply manufacturing; and
o	$1.5 million increase in costs associated with SRK-181. Our DRAGON Phase 1 clinical trial was initiated during the first quarter of 2020 and the increase is associated with clinical trial costs as well as clinical drug supply manufacturing costs; and
o	$0.7 million increase in other early development candidates and unallocated costs. This increase is mostly related to $1.2 million in expense associated with the purchase of our customized antibody display library from Specifica, partially offset by other decreases.
●	$5.4 million increase in internal research and development costs, which was primarily driven by an increase in employee compensation and benefits costs, associated with increased headcount and related overhead, as we continued to expand our research and development functions.

We expect our research and development expenses to increase as we continue to advance the development of our product candidates, including apitegromab through our TOPAZ Phase 2 clinical trial and our Phase 3 clinical trial program, and SRK-181, through our DRAGON Phase 1 clinical trial. Additionally, we expect to continue to conduct research under the Gilead collaboration. However, as described above in COVID-19 Pandemic, the ultimate extent of the impact of the COVID-19 pandemic on our results of operations will depend on future developments, which are highly uncertain. Accordingly, we cannot fully predict the extent to which our business and results of operations will be affected.

General and Administrative

General and administrative expense was $20.5 million and $15.0 million for the nine months ended September 30, 2020 and September 30, 219, respectively, an increase of $5.5 million or 36.7%. The increase in general and administrative expense was primarily attributable to an increase of $3.3 million in employee compensation and benefits, related to increased headcount and separation related expenses and $2.0 million in professional services.

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

Other Income (Expense), Net

The decrease in other income (expense), net was attributable to decreased income earned on our investment portfolio, associated with lower average cash balances and lower interest rates during the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any product revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of our convertible preferred stock and units in private placements before our IPO, and sale of our common stock through our IPO, to Gilead in an exempt private placement, through a secondary public offering in June 2019, and a follow-on offering completed in November 2020, as well as payments from our research collaborations and a debt facility entered into in October 2020.

The following table provides information regarding our total cash and cash equivalents and marketable securities at September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$56,227	$36,308
Marketable securities	60,037	121,140
Total cash, cash equivalents and marketable securities	$116,264	$157,448

During the nine months ended September 30, 2020, our cash, cash equivalents and marketable securities balance decreased by approximately $41.2 million. The decrease was primarily due to cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our primary product candidates and supported our internal research and development efforts, partially offset by the $25.0 million of cash received from Gilead in January 2020 from the preclinical milestone that was achieved in December 2019 for the successful demonstration of efficacy in preclinical in vivo proof-of-concept studies.

In October 2020, we entered into an underwriting agreement with J.P. Morgan Securities LLC, Jefferies LLC and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters named therein (the “Underwriters”), relating to the issuance and sale of an aggregate of 3,717,948 shares of our common stock at $39.00 per share and pre-funded warrants to purchase 2,179,487 shares of our common stock. The price of each pre-funded warrant was $38.9999, which equals the per share public offering price for the common shares less the $0.0001 exercise price for each such pre-funded warrant. The shares of common stock sold include 769,230 shares we granted to the underwriters, which option was exercised in full. Total gross proceeds of the transaction was $230.0 million, including the proceeds from the option we granted to the underwriters. The offering closed on November 2, 2020 and we received approximately $215.8 million in net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses.

In October 2020, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (each, a “Lender” and collectively, the “Lenders”), providing up to $50.0 million of borrowings, of which $25.0 million was advanced on October 16, 2020. The additional $25.0 million under the Loan and Security Agreement will be available to us until December 31, 2021, subject to our achievement of both (i) the dosing of the first patient in a Phase 3 clinical trial for apitegromab and (ii) the dosing of the first patient in Part B of the DRAGON Phase 1 clinical trial for SRK-181.

In June and July 2019, we sold 3,450,000 shares of our common stock through an underwritten public offering, including an overallotment option. As a result of the offering, we received aggregate net proceeds, after underwriting discounts and commissions and other offering expenses, of approximately $48.3 million.

In December 2018, we entered into the Gilead Collaboration Agreement with Gilead pursuant to which we will conduct research and pre-clinical development activities relating to the diagnosis, treatment, cure, mitigation or prevention of diseases, disorders or conditions, other than in the field of oncology in accordance with a pre-determined research plan. Pursuant to the Gilead Collaboration Agreement, Gilead made non-refundable payments of $80.0 million, including an upfront payment and an equity investment. As mentioned above, in December 2019, we achieved a $25.0 million preclinical milestone for the successful demonstration of efficacy in preclinical in vivo proof-of-concept studies, and subsequently received the associated payment in January 2020.

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

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(40,586)	$(47,048)
Net cash provided by (used in) investing activities	59,143	(83,445)
Net cash provided by financing activities	1,362	48,065
Net increase (decrease) in cash and cash equivalents and restricted cash	$19,919	$(82,428)

Net Cash Used in Operating Activities

Net cash used in operating activities was $40.6 million for the nine months ended September 30, 2020, and consisted of our net loss of $59.9 million, partially offset by changes in our assets and liabilities of $8.9 million and non-cash adjustments of $10.4 million. The changes in our assets and liabilities includes the reduction of accounts receivable due to the $25.0 million of cash received from Gilead in January 2020 from the preclinical milestone that was achieved in December 2019 and an $12.0 million change in deferred revenue related to the Gilead collaboration. The non-cash adjustments are primarily from equity-based compensation.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $59.1 million for the nine months ended September 30, 2020 compared to net cash used in investing activities of $83.4 million for the nine months ended September 30, 2019. Net cash provided by (used in) investing activities for both periods was primarily associated with transactions involving our marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.4 million for the nine months ended September 30, 2020, compared to $48.1 million for the nine months ended September 30, 2019. Net cash provided by financing activities for the nine months ended September 30, 2020 was primarily attributable to proceeds from stock option exercises. Net cash provided by financing activities for the nine months ended September 30, 2019 consisted primarily of proceeds from our secondary public offering of common stock in June 2019 and the exercise of the overallotment option in July 2019.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research and development for, continue and initiate later stage clinical trials for, continue to develop and optimize our manufacturing processes for, and seek marketing approval for, our product candidates, including apitegromab and SRK-181, and any of our future product candidates. In addition, if we obtain marketing approval for apitegromab, SRK-181 or any of our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur costs associated with operating as a public company.

We expect that our existing cash, cash equivalents, marketable securities and $25.0 million in gross proceeds from the debt financing in October as well as approximately $215.8 million in net proceeds from the follow-on offering completed in November will enable us to fund our operating expenses and capital expenditure requirements into 2023.

However, we will require additional capital in order to complete clinical development for each of our current programs. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

●	the costs and timing of developing of our product candidates, apitegromab and SRK-181, including the TOPAZ Phase 2 clinical trial and Phase 3 clinical trial program for apitegromab, the DRAGON Phase 1 clinical trial for SRK-181, and the costs and timing of conducting future clinical trials, including on account of the COVID-19 pandemic and its impact at clinical trial sites;
●	the costs of future manufacturing of apitegromab, SRK-181 and any other product candidates;
●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
●	the costs of identifying and developing, or in-licensing or acquiring, additional product candidates and technologies;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements, license agreements, or other agreements we might have at such time;
●	the costs of seeking marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and research and development activities;
●	the costs of expanding our infrastructure and facilities to accommodate our growing employee base, including adding equipment and physical infrastructure to support our research and development; and

●	the costs of operating as a public company.

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

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Careful consideration should be given to the following risk factors, together with all other information set forth in this Quarterly Report on Form 10-Q (“Quarterly Report”), including our consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other documents that we file with the Securities and Exchange Commission (the “SEC”), in evaluating Scholar Rock Holding Corporation and our subsidiaries (collectively, the “Company”) and our business, before investing in our common stock. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The market price of our common stock could decline if one or more of these risks or uncertainties were to occur, which may cause you to lose all or part of the money you paid to buy our common stock. The risk factors described below disclose both material and other risks, and are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this report.

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
●	We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of apitegromab, SRK-181 and any future product candidates.
●	Our business is highly dependent on the success of our product candidates, apitegromab and SRK-181, and any future product candidates that are generated from our other preclinical programs. Apitegromab and SRK-181 will require significant additional clinical development before we may be able to seek regulatory approval for and launch either product candidate commercially.
●	Our approach to the discovery and development of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role is based on our proprietary platform, which is unproven and may not result in marketable products.
●	Pandemics such as the COVID-19 pandemic could have an adverse impact on our developmental programs and our financial condition.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to develop our product pipeline and receive regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.
●	Clinical development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of apitegromab, SRK-181, or any future product candidates.
●	The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later-stage clinical trials.

●	Interim and preliminary results from our clinical trials that we announce or publish from time to time may change (e.g. from positive efficacy results to poor or negative efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.
●	Our future clinical trials or those of our future collaborators may reveal significant adverse events not seen in our preclinical studies or earlier clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
●	The regulatory approval process for our product candidates in the U.S., European Union (“EU”) and other jurisdictions is currently uncertain and will be lengthy, time-consuming and inherently unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.
●	The FDA may disagree with our development plan and we may fail to receive or be delayed in receiving regulatory approval of our product candidates.
●	We have received Orphan Drug Designation from the FDA for apitegromab for the treatment of SMA and the European Commission (“EC”) granted Orphan Medicinal Product Designation to apitegromab for the treatment of SMA. We may seek Orphan Drug Designation from regulatory authorities in other jurisdictions for apitegromab and Orphan Drug Designation from the FDA, EC or regulatory authorities in other jurisdictions for our future product candidates. In any of these instances, we may not receive the requested designation or we may be unable to realize the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.
●	Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
●	We may depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.
●	We rely on third parties to conduct our clinical trials and to conduct certain aspects of our preclinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may be delayed or unable to receive regulatory approval of or commercialize any potential product candidates, and our business could be materially harmed.
●	Because we rely on third-party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials may become limited or interrupted or may not be of satisfactory quantity or quality.
●	The failure to maintain the Gilead Collaboration Agreement, or the failure of Gilead to perform its obligations under or our failure to achieve certain milestones under the Gilead Collaboration Agreement could negatively impact our business, financial condition, results of operations and prospects.

Risks Related to Our Business and Operations

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a biopharmaceutical company formed in 2012 and our operations to date have been focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. We have not yet demonstrated the ability to progress any of our product candidates through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the nine months ended September 30,

2020 and 2019, we reported a net loss of $59.9 million and $39.4 million, respectively. As of September 30, 2020, we had an accumulated deficit of $217.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, apitegromab and SRK-181, and any future product candidates.

We anticipate that our expenses will increase substantially if, and as, we:

●	advance the development of apitegromab through Phase 2 clinical development, SRK-181 through Phase 1 clinical development, and, if either product candidate is successful, into later-stage clinical trials;
●	advance our other preclinical development programs into clinical development, and identify additional product candidates;
●	seek regulatory approvals for any product candidates that successfully complete clinical trials;
●	increase the amount of research and development activities to identify and develop new product candidates using our proprietary platform technology;
●	hire additional clinical development, manufacturing and scientific personnel as we continue to develop our product candidates;
●	expand our operational, financial and management systems and increase personnel, including personnel to support our clinical development, manufacturing and commercialization efforts and our operations as a public company;
●	maintain, expand and protect our intellectual property portfolio;
●	incur setbacks or delays to the initiation or completion of preclinical studies and clinical trials due to the COVID-19 pandemic;
●	incur any disruption or delays to the supply of our product candidates due to the COVID-19 pandemic;
●	establish a sales, marketing, medical affairs and distribution infrastructure to commercialize any products for which we may receive marketing approval and intend to commercialize on our own or jointly with third parties; and
●	invest in or in-license other technologies.

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

We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of apitegromab, SRK-181 and any future product candidates.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, including clinical trials for apitegromab and SRK-181 and preclinical studies and clinical trials for any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of September 30, 2020, we had approximately $116.3 million in cash and cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2020, in addition to the $25.0 million in gross proceeds from the debt financing in October and approximately $215.8 million in net proceeds from the follow-on offering completed in November will be sufficient to fund our operating expenses and capital expenditure requirements into 2023. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Additionally, any program setbacks or delays due to changes in federal or state laws or clinical site or clinical vendor policies as a result of the COVID-19 pandemic could impact our programs and increase our expenditures. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the initiation, progress, timing, completion, costs and results of clinical trials for apitegromab and SRK-181 and preclinical studies and clinical trials for any future product candidates;
●	the clinical development plans we establish for our product candidates;
●	the number and characteristics of product candidates that we identify and develop;
●	the terms of any collaboration, strategic alliance, or licensing agreements we are currently party to or may choose to enter into in the future;
●	the impact of the COVID-19 pandemic on the initiation or completion of preclinical studies or clinical trials and the supply of our product candidates;
●	the outcome, timing and cost of meeting regulatory requirements established by the U.S. Food and Drug Administration (the “FDA”), the European Medicines Agency (the “EMA”), and other comparable foreign regulatory authorities;
●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
●	the effect of competing technological and market developments;
●	the cost and timing of developing research cell lines and development and completion of commercial scale outsourced manufacturing activities; and
●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

We do not have any committed external source of funds or other support for our development efforts other than pursuant to our Gilead Collaboration Agreement and our license agreement with Janssen, which payments we may not receive in full or at all, and we cannot be certain that additional funding will be available on acceptable terms, or at all. Even if we receive the maximum payments under the Gilead Collaboration Agreement or license agreement with Janssen, the payments may not meet our current or future funding requirements. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for apitegromab, SRK-181 or any future product candidate at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of apitegromab, SRK-181 or one or more of our future product candidates or other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Our business is highly dependent on the success of our product candidates, apitegromab and SRK-181, and any future product candidates that are generated from our other preclinical programs. Apitegromab and SRK-181 will require significant additional clinical development before we may be able to seek regulatory approval for and launch either product candidate commercially.

We are very early in our development efforts. We completed enrollment of patients in the TOPAZ Phase 2 clinical trial of apitegromab in January 2020. In October 2020, we announced positive proof-of-concept data from the six-month interim analysis in the TOPAZ clinical trial. We have initiated the DRAGON Phase 1 clinical trial of SRK-181 in cancer immunotherapy in the first quarter of 2020. Because apitegromab and SRK-181 are our only clinical stage product candidates, if apitegromab or SRK-181 encounters safety or efficacy problems, development delays, including as a result of the COVID-19 pandemic, impacts at clinical sites, or regulatory issues or other problems, our development plans and business would be negatively affected. All of our other programs are in preclinical development.

Apitegromab and SRK-181 require additional clinical development, regulatory review and approval in one or more jurisdictions, substantial investment, and access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We may not have the financial resources to continue development of, or to modify existing or enter into new collaborations for, a product candidate if we experience any issues that delay or prevent preclinical studies, clinical trials, regulatory review or approval of, or that adversely affect our ability to commercialize our product candidates, including:

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

As our clinical development plans and strategies develop, we expect we will need to hire additional managerial, clinical development, scientific, regulatory, and administrative personnel. Our ability to compete in the highly competitive oncology and immuno-oncology fields depends upon our ability to attract and retain highly qualified specialized personnel. If our product candidates approach commercialization, we will also need to hire sales, marketing and other commercial personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;
●	managing our development efforts effectively, including the clinical and regulatory review process for apitegromab, SRK-181, and any future product candidates, while complying with our contractual obligations to contractors and other third parties; and
●	improving our operational, financial and management controls, reporting systems and procedures.

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

We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for a limited number of qualified personnel in the biopharmaceutical space, especially those engaged in oncology and immuno-oncology. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we have to offer. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize apitegromab, SRK-181 or any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

The COVID-19 pandemic continues to spread globally and, as of November 2020, has spread to a number of countries, including the U.S., where new cases continue to rise in some states. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the COVID-19 pandemic, most of our employees are continuing their work remotely outside of our offices. As a result of the COVID-19 pandemic, we have experienced, and may continue to experience, disruptions that impact our business, preclinical studies and clinical trials, including disruptions or restrictions on our ability to access and monitor certain clinical trial sites, restrictions on clinical trial participants’ ability to access our clinical trial sites and delays in enrollment. Some clinical trial participants have missed or experienced delays in receiving doses of study drug and completing their clinical trial assessments. For example, three patients (one in Cohort 2 and two in Cohort 3) of the TOPAZ clinical trial each missed three doses of apitegromab and the six-month interim analysis timepoint due to COVID-19-related site access restrictions. This has affected our clinical trials and could result in impacts upon our clinical trials, including delays in or adverse impacts to data readouts (e.g. poor or negative efficacy results or adverse safety signal) from our clinical trials and delays in our ability to identify and enroll patients in current or future clinical trials. Additionally, our laboratory operations have been reduced since the declaration of the pandemic and our research activities will continue to be impacted until our laboratory operations are able to return to normal levels of operation that existed prior to the COVID-19 pandemic. Many jurisdictions have imposed or may impose a wide range of restrictions to limit the spread of COVID-19, including physical distancing, travel bans and restrictions, closure of non-essential business, quarantines, work-from-home directives and shelter-in-place orders. These measures have caused, and are continuing to cause, business slowdowns and shutdowns in affected areas, both regionally and worldwide. As a result of the COVID-19 pandemic, including as a result of any subsequent waves or recurrence of the virus in certain areas, we may experience delays in our clinical trials, including delays in or adverse impacts to data readouts from our clinical trials and delays in our ability to identify and enroll patients in current or future clinical trials. Any limitation of suppliers, clinical trial sites or access to patients would further impact our clinical trial results, enrollment progress and rates as well as our ability to access capital through the financial markets. The extent to which the COVID-19 pandemic impacts our business, preclinical studies and clinical trials and financial results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 coronavirus and the actions to contain the COVID-19 coronavirus or treat its impact, among others.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA and other government employees and stop critical activities. Separately, in response to the

COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. As of July 2020, the FDA is utilizing a rating system to assist in determining when and where it is safest to conduct such inspections based on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA is either continuing to, on a case-by-case basis, conduct only mission critical inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval inspections. Foreign pre-approval inspections that are not deemed mission-critical remain postponed, while those deemed mission-critical will be considered for inspection on a case-by-case basis. The FDA may not be able to maintain this pace and delays or setbacks are possible in the future. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. Additionally, regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

We have two product candidates, apitegromab and SRK-181, and may not nominate any other product candidates for any of our programs. Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support our planned INDs in the U.S., or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical studies and cannot predict if the FDA, EMA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA, the competent authorities and/or ethics committees in the EU Member States or other regulatory authorities allowing clinical trials to begin.

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

In addition, if any of our product candidates is approved for marketing, we will be subject to significant ongoing regulatory obligations, including the submission of safety and other post-marketing information and reports and registration, compliance (or assuring our third-party providers’ compliance) with current good manufacturing practices

(“cGMP”), and compliance with good clinical practices (“GCP”) for any clinical trials that we conduct post-approval. In addition, we or a regulatory authority may identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these post-approval requirements is costly, and any failure to comply or other issues with our product candidates post-approval could adversely affect our business, financial condition and results of operations.

Clinical development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of apitegromab, SRK-181, or any future product candidates.

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

We may experience delays in initiating or completing clinical trials. We also may experience numerous unforeseen events during, or as a result of, any clinical trials in process or any future clinical trials that we could conduct that could delay or prevent our ability to receive marketing approval or commercialize apitegromab, SRK-181 or any future product candidates, including:

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

Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA, EMA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. For example, we anticipate some of our future trials to, in part, utilize an open-label trial design, and our ongoing DRAGON Phase 1 clinical trial for SRK-181 in cancer immunotherapy and our ongoing TOPAZ Phase 2 clinical trial for apitegromab in Type 2 and Type 3 SMA, in part, utilize an open-label trial design. An open-label trial is one where both the patient and investigator know whether the patient is receiving the test article or either an existing approved drug or placebo. Open-label trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label studies are aware that they are receiving treatment. Open-label trials may be subject to a patient bias, for example if patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. In addition, patients selected for early clinical trials often have more severe forms of a disease or condition and their symptoms may have been bound to improve notwithstanding the product candidate under investigation. Open-label trials also may be subject to an investigator bias where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The potential sources of bias in clinical trials as a result of open-label design may not be adequately mitigated and may cause any of our trials that utilize such design to fail and additional trials may be necessary to support future marketing applications. In addition, other types of trials (including randomized, double-blind, parallel arm studies), particularly if smaller in size or if limited to one study, are also subject to potential sources of bias and limitations that may exaggerate any therapeutic effect or falsely identify a positive efficacy signal, or conversely, fail to detect an efficacy signal when in fact there may actually be a positive therapeutic effect. Further, the FDA, EMA or other regulatory authorities may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials.

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

Apitegromab and SRK-181 are our two clinical-stage product candidates. Certain patients in our TOPAZ Phase 2 clinical trial are receiving apitegromab in conjunction with an approved SMN upregulator therapy such as nusinersen. These patients are reliant on the continued use and availability of such therapies. If access to an approved SMN upregulator therapy such as nusinersen becomes limited or is unavailable, we may be forced to pause or stop our TOPAZ trial, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for apitegromab in the trial. We have also initiated the DRAGON Phase 1 clinical trial of SRK-181 in patients with locally advanced or metastatic solid tumors that exhibit primary resistance to anti-PD-(L)1 antibody therapies. Certain patients in this clinical trial will receive SRK-181 in conjunction with an approved anti-PD-(L)1 therapy. If access to the approved anti-PD-(L)1 therapy becomes limited or is unavailable, we may not be able to enroll, or may be delayed in enrolling patients or may be forced to pause or stop our DRAGON Phase 1 clinical trial, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for SRK-181 in the trial. Any delay or suspension of our clinical trials would significantly and adversely affect our business prospects.

The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later-stage trials.

The results of preclinical studies and early-stage clinical trials may not be predictive of the results of future clinical trials. Preclinical studies and early-stage clinical trials are primarily designed to study PK and PD, understand the side effects of product candidates, and evaluate various doses and dosing schedules. Our current or future product candidates may demonstrate different chemical, biological and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Product candidates in later-stages of clinical trials may fail to show desired pharmacological properties or produce positive safety and efficacy results despite having progressed through preclinical studies and initial clinical trials. We completed a Phase 1 trial for apitegromab in healthy adult volunteers and apitegromab is currently being evaluated in the TOPAZ Phase 2 proof-of-concept trial for the treatment of patients with Type 2 and Type 3 SMA. In October 2020, the Company announced positive six-month interim analysis results from the TOPAZ Phase 2 clinical trial. We also recently initiated the

DRAGON Phase 1 trial for SRK-181 in cancer immunotherapy. We cannot assure you that the DRAGON Phase 1 trial, TOPAZ Phase 2 trial, or any other future clinical trials of SRK-181 or apitegromab, will show positive results. There can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

Interim and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim data, including interim top-line results or preliminary results from our clinical trials. Any interim data and other results from our clinical trials may materially change as more patient data become available. Preliminary or top-line results also remain subject to audit, validation and verification procedures that may result in the final data being materially different from the interim and preliminary data we previously published. As a result, interim and preliminary data may not be predictive of final results and should be viewed with caution until the final data are available. We may also arrive at different conclusions, or considerations may qualify such results, once we have received and fully evaluated additional data. For example, we recently announced data from the 6-month interim analysis of our TOPAZ trial of apitegromab. We believe these interim data support further evaluation of apitegromab in a confirmatory Phase 3 clinical trial program, subject to consultation with the FDA and other regulatory agencies. We cannot assure you, however, that the data at the final 12-month analysis will be consistent with what we observed at the 6-month interim analysis, or that closer examination of the final data will continue to support our view that further evaluation of apitegromab in a confirmatory Phase 3 clinical trial program is appropriate. Differences between preliminary or interim data and final data could adversely affect our business.

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

For example, we are initially developing apitegromab for the treatment of SMA, a rare disease, affecting an estimated 30,000 to 35,000 patients in the U.S. and Europe. As a result, we may encounter difficulties enrolling patients in our clinical trials for apitegromab due, in part, to the small size of this patient population. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Additionally, patients may opt out of participation in clinical trials in favor of treatment with FDA-approved therapies, or therapies approved in the EU or other foreign jurisdictions.

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

We face an inherent risk of product liability as a result of testing apitegromab, SRK-181 and any of our future product candidates in clinical trials and will face an even greater risk if we commercialize any products, if approved. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

If apitegromab, SRK-181 or any future product candidate we develop receives marketing approval, whether as a single agent or in conjunction with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, doctors may deem it sufficient to treat patients with SMA with an SMN upregulator such as nusinersen, and therefore will not be willing to utilize apitegromab in conjunction with such SMN upregulator. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

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

Our office and laboratory facilities are located in Cambridge, Massachusetts. We will be moving into a new location in Cambridge, Massachusetts in 2020. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, the facilities at any clinical trial site, or the manufacturing facilities of our third-party contract manufacturers, or that makes us unable to move, or delayed in moving into our new facility, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of our product candidates or interruption of our business operations. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. For example, the COVID-19 pandemic has already resulted in extended shutdowns of certain businesses and has had ripple effects to businesses around the world. This virus continues to spread globally and, as of November 2020, has spread to a number of countries, including the U.S. where cases continue to rise in certain states. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of the COVID-19 coronavirus, most of our employees are continuing their work remotely outside of our offices. As a result of the COVID-19 pandemic, our ability to identify and enroll patients in current and future clinical trials may become more difficult and costly and data readouts from our clinical trials may be delayed or adversely impacted. The full extent to which the COVID-19 pandemic impacts our business or operations will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the COVID-19 coronavirus and the actions to contain the COVID-19 coronavirus or treat its impact, among others. Global health concerns, such as the COVID-19 pandemic, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate.

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

The FDA may disagree with our development plan and we may fail to receive or be delayed in receiving regulatory approval of our product candidates.

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

We have received Orphan Drug Designation from the FDA for apitegromab for the treatment of SMA and the EC granted Orphan Medicinal Product Designation to apitegromab for the treatment of SMA. We may seek Orphan Drug Designation from regulatory authorities in other jurisdictions for apitegromab and Orphan Drug Designation from the FDA, EC or regulatory authorities in other jurisdictions for our future product candidates. In any of these instances, we may not receive the requested designation or we may be unable to realize the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.

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

We have received Orphan Drug Designation from the FDA for apitegromab for the treatment of SMA, and following the EMA’s COMP’s positive opinion, the EC designated apitegromab as an orphan medicinal product for the treatment of SMA. Even if we receive orphan drug exclusivity, the benefit of that exclusivity may be limited if we seek approval for an indication broader than the orphan-designated indication or could be revoked under certain circumstances, for example if the FDA later determines that the request for designation was materially defective or that we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we receive orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition during the exclusivity period because different drugs with different active moieties can be approved for the same condition, and the same product can be approved for different uses. Also, in the U.S., even after an orphan drug is approved and receives orphan drug exclusivity, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug, including because it has been shown to be clinically superior to the drug with exclusivity because it is safer, more effective or makes a major contribution to patient care. In the EU, marketing authorization may be granted to a similar medicinal product for the same orphan indication if:

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

We have received rare pediatric disease designation for apitegromab for the treatment of SMA. However, a marketing application for apitegromab, if approved, may not meet the eligibility criteria for a rare pediatric disease priority review voucher.

We have received rare pediatric disease designation for apitegromab for the treatment of SMA. Designation of a biologic as a product for a rare pediatric disease does not guarantee that a BLA for such biologic will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act, or FDCA, we will need to request a rare pediatric disease priority review voucher in our original BLA for apitegromab. The FDA may determine that a BLA for apitegromab, if approved, does not meet the eligibility criteria for a rare pediatric disease priority review voucher, including for the following reasons:

●	SMA no longer meets the definition of a rare pediatric disease;
●	Apitegromab contains an active ingredient (including any ester or salt of the active ingredient) that has been previously approved in an application;
●	the BLA is not deemed eligible for priority review;
●	the BLA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population; or
●	the BLA seeks approval for a different adult indication than the rare pediatric disease for which apitegromab is designated.

The authority for the FDA to award rare pediatric disease priority review vouchers for biologics after December 2020 is currently limited to biologics that receive rare pediatric disease designation prior to December 11, 2020, and FDA may only award rare pediatric disease priority review vouchers through December 11, 2022. If the BLA for apitegromab is not approved prior to December 11, 2022 for any reason, it will not be eligible for a priority review voucher. However, it is possible the authority for the FDA to award rare pediatric disease priority review vouchers will be further extended by Congress.

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

On July 24, 2020, President Trump signed four executive orders aimed at lowering drug prices. The executive orders direct the Secretary of HHS, to: (1) eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; (2) allow the importation of certain drugs from other countries through individual waivers, permit the reimportation of insulin products, and prioritize finalization of FDA’s December 2019 proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center (“FQHC”) as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC.

On September 13, 2020, President Trump signed an executive order directing HHS to implement a rulemaking plan to test a payment model related to certain high-cost prescription drugs and biological products covered by Medicare Part B. Pursuant to the proposed model, Medicare would be required to pay no more than the most-favored-nation price (i.e., the lowest price) after adjustments, for a pharmaceutical product that the drug manufacturer sells in a member country of the Organization for Economic Cooperation and Development.

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

In addition, California recently enacted the CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General has commenced bringing enforcement actions against violators as of July 1, 2020. While there are currently exceptions for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. We continue to monitor the impact the CCPA may have on our business activities.

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

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and other development activities in the U.S. is protected under the Safe Harbor exemption as set forth in 35 U.S.C. § 271. If and when apitegromab, SRK-181 or another one of our product candidates is approved by the FDA, that certain third-party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we do not believe that any claims of such patent that could otherwise materially adversely affect commercialization of our product candidates, if approved, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms, or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Likewise, our current owned patents and co-owned patents covering our proprietary technologies and our product candidates are expected to expire beginning in 2034 and November 2033, respectively, without taking into account any possible patent term adjustments or extensions. Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the U.S. or foreign jurisdictions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a similar material adverse effect on our business, results of operations, financial condition and prospects. We own and co-own pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from November 2033 through 2041, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.

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

Risks Related to Our Reliance On Third Parties

We rely on third parties to conduct our clinical trials certain aspects of our preclinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may be delayed or unable to receive regulatory approval of or commercialize any potential product candidates, and our business could be materially harmed.

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

We rely especially heavily on third parties over the course of our clinical trials, and, as a result, have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their individual employment policies or compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected.. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in civil monetary penalties, adverse publicity and civil and criminal sanctions. The FDA and National Institutes of Health recently signaled the government’s willingness to begin enforcing these registration and reporting requirements against non-compliant clinical trial sponsors.

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

We rely on third-party contract manufacturers to manufacture some of our preclinical product candidate supplies and rely on third-party contract manufacturers to manufacture all of our clinical trial product supplies, including all of our drug substance, vialing, labeling, and packaging. We do not own manufacturing facilities for producing any clinical trial product supplies. There can be no assurance that our preclinical and clinical development product supplies will not be limited or interrupted, including as a result of the COVID-19 pandemic, or that our product supplies will be of satisfactory quality or continue to be available at acceptable prices. For example, we rely on a single source supplier for the manufacture of both apitegromab and SRK-181, and our third party manufacturer could be required to manufacture a COVID-19 vaccine under Section 101(a) of the Defense of Production Act whereby a contract with the government to manufacture the COVID-19 vaccine could take precedence over any manufacturing we have contracted with our third party manufacturer. In addition, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of our product candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain the COVID-19 coronavirus or treat its effects. In particular, any replacement of our manufacturer could require significant effort and expertise because there may be a limited number of qualified replacements; this could be particularly problematic where we rely on a single source supplier.

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMP. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, such as due to the COVID-19 pandemic, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. These factors would increase our reliance on the original manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we must change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for apitegromab, SRK-181 or any future product candidate. To the extent that we have existing, or in the future enter into, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third-party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:

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

In order to continue to conduct later-stage clinical trials with apitegromab, SRK-181 or any of our future product candidates, we will need to manufacture such product candidate in large quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we, or any manufacturing partners, are unable to successfully scale-up the manufacture of our product candidates in sufficient quality and quantity, including as a result of the COVID-19 pandemic, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not received, which could significantly harm our business.

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

On December 19, 2018, we entered into the Gilead Collaboration Agreement, to discover and develop specific inhibitors of TGFβ activation focused on the treatment of fibrotic diseases. Under the collaboration, Gilead has exclusive options to license worldwide rights to product candidates that emerge from three of our TGFβ programs (each a “Gilead Program”). Pursuant to the Gilead Collaboration Agreement, we are responsible for antibody discovery and preclinical research through product candidate nomination, after which, upon exercising the option for a Gilead Program, Gilead will be responsible for the Gilead Program’s preclinical and clinical development and commercialization. In consideration of the foregoing, we received $80 million in upfront payments, comprised of $50 million in cash and a $30 million equity investment in us. In addition, in January 2020, we received a one-time milestone payment of $25.0 million for the successful demonstration of efficacy in preclinical in vivo proof-of-concept studies and will be eligible to receive up to an additional $1,425 million in potential payments aggregated across all three Gilead Programs, based on the successful achievement of certain research, development, regulatory and commercialization milestones. We would also receive high single-digit to low double-digit tiered royalties on sales of potential future products originating from the collaboration. We cannot guarantee the outcome of our efforts to achieve such milestones, and, even if we achieve such milestones, we cannot directly control Gilead’s performance of its obligations under the agreement or the amount and timing of resources that Gilead will dedicate to these efforts, and accordingly, we may not receive any additional milestone or royalty payments that are contingent upon our or Gilead’s achievements.

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

We may seek to enter into collaborations in the future with other third parties, including for apitegromab, SRK-181 or potential product candidates. If we are unable to enter into such collaborations, or if these collaborations are not successful, our business could be adversely affected.

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

Similar to the trading prices of the common stock of other biopharmaceutical companies, the trading price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

●	any delay in identifying potential product candidates for our other development programs;
●	any delay in our regulatory filings for apitegromab and SRK-181 and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	adverse results or delays in any preclinical studies or clinical trials for apitegromab or SRK-181, including the results of our TOPAZ Phase 2 clinical trial for apitegromab and the DRAGON Phase 1 clinical trial for SRK-181;
●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
●	adverse regulatory decisions, including failure to receive regulatory approval of apitegromab, SRK-181 or any future product candidate;
●	changes in laws or regulations applicable to apitegromab, SRK-181 or any future product candidate, including but not limited to clinical trial requirements for approvals;
●	adverse developments concerning our manufacturers;
●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
●	our inability to establish collaborations, if needed;
●	our failure to commercialize our product candidates, if approved;
●	additions or departures of key scientific or management personnel;
●	unanticipated serious safety concerns related to the use of apitegromab, SRK-181 or any future product candidate;
●	introduction of new products or services offered by us or our competitors;
●	announcements of significant acquisitions, strategic collaborations or partnerships, joint ventures or capital commitments by us, our collaborators or our competitors;
●	our ability to effectively manage our growth;

●	actual or anticipated variations in quarterly operating results;
●	our cash position;
●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	publication of research reports about us or our industry, or product candidates in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	changes in the market valuations of similar companies;
●	overall performance of the equity markets;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;
●	changes in accounting practices;
●	ineffectiveness or inadequacy of our internal controls and procedures;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	significant lawsuits, including patent or stockholder litigation;
●	general political and economic conditions; and
●	other events or factors, many of which are beyond our control.

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

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Furthermore, our ability to pay cash dividends is currently restricted by the terms of our credit facility with Oxford and SVB, and future debt or other financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock.

Our Board members, management, and their affiliates, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of September 30, 2020, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 20.4% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an EGC or a “smaller reporting company”, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We could be an EGC for up to five years following the completion of our IPO and will qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of September 30 in any given year. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

If any of our existing major stockholders sell substantial amounts of our common stock in the public market, the trading price of our common stock could decline. In addition, as of September 30, 2020, over 18% of our common stock was held by members of our Board and shareholders affiliated with our Board of Directors and if any of them were to sell a portion of their holdings of our common stock, our stock price could be negatively affected.

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

Item 2. Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.2	May 8, 2018
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.1.1	May 14, 2018
3.3	Amended and Restated By-laws of the Registrant	S-1/A	333-224493	3.4	May 8, 2018
4.1	Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated December 22, 2017	S-1	333-224493	4.1	April 27, 2018
4.2	Specimen Stock Certificate evidencing shares of common stock	S-1/A	333-224493	4.2	May 14, 2018
4.3	Amended and Restated Warrant to Purchase Stock, by and between Silicon Valley Bank and the Registrant, dated December 22, 2017	S-1	333-224493	4.3	April 27, 2018
10.1	Employment Agreement, by and between Scholar Rock, Inc. and Tony Kingsley, dated July 14, 2020	8-K	001-38501	10.1	July 16, 2020
10.2	Employment Agreement, by and between Scholar Rock, Inc. and Edward H. Myles, dated July 14, 2020	8-K	001-38501	10.2	July 16, 2020
10.3	Consulting Agreement, by and between Scholar Rock, Inc. and Nagesh K. Mahanthappa, dated July 16, 2020	8-K	001-38501	10.3	July 16, 2020
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Link Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*       Filed herewith

**     Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLAR ROCK HOLDING CORPORATION

Date: November 9, 2020	By:	/s/ Stuart A. Kingsley
Stuart A. Kingsley President and Chief Executive Officer (Principal Executive Officer)
Date: November 9, 2020	By:	/s/ Edward H. Myles
Edward H. Myles Chief Financial Officer and Head of Business Operations (Principal Financial Officer)