Form 10-K
period 2020-12-31
Scholar Rock Holding Corp
filed 2021-03-09
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from to

Commission File Number: 001-38501

SCHOLAR ROCK HOLDING CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	82-3750435
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

301 Binney Street, 3rd Floor

Cambridge, MA 02142

(857) 259-3860

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $339.8 million based on the closing price of the registrant’s common stock on June 30, 2020. The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

As of March 1, 2021, there were 34,262,713 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

●	the success, cost and timing of clinical trials for apitegromab, including the results, progress and completion of our TOPAZ Phase 2 clinical trial for apitegromab and any future clinical trials for apitegromab, and the results, and the timing of results, from these trials;
●	the success, cost and timing of clinical trials for SRK-181, including the results, progress and completion of our DRAGON Phase 1 clinical trial for SRK-181 and any future clinical trials for SRK-181, and the results, and the timing of results, from these trials;
●	the success, cost and timing of our other product development activities, preclinical studies and clinical trials, and the results, and timing of results, from these studies and trials;
●	our success in identifying and executing a development program for additional indications for apitegromab, SRK-181 and in identifying product candidates from our other programs;
●	the clinical utility of our product candidates and their potential advantages over other therapeutic options;
●	our ability to obtain, generally or on terms acceptable to us, funding for our operations, including funding necessary to complete further development and, upon successful development, if approved, commercialization of apitegromab, SRK-181 or any of our future product candidates;
●	risks associated with the COVID-19 pandemic, which may adversely impact our business, preclinical studies, clinical trials and financial results;
●	the potential for our identified research priorities to advance our proprietary platform, development programs or product candidates;
●	the timing, scope, or likelihood of our ability to obtain and maintain regulatory approval from the U.S. Food and Drug Administration (“FDA”), the European Commission (“EC”) and other regulatory authorities for apitegromab, SRK-181 and any future product candidates, and any related restrictions, limitations or warnings in the label of any approved product candidate;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection;
●	our ability and the potential to successfully manufacture our product candidates for clinical trials and for commercial use, if approved;
●	our ability to establish or maintain collaborations or strategic relationships, including our collaboration with Gilead Sciences, Inc. (“Gilead”);
●	our expectations relating to the potential of our proprietary platform technology;

●	our ability to obtain additional funding when necessary;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in combination with others;
●	our expectations related to the use of our cash reserves;
●	the impact of new laws and regulations or amendments to existing laws and regulations;
●	developments and projections relating to our competitors and our industry;
●	our estimates and expectations regarding cash and expense levels, future revenue, capital requirements and needs for additional financing, including our expected use of proceeds from our public offerings, and liquidity sources;
●	our expectations regarding the period during which we qualify as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act; and
●	other risks and uncertainties, including those listed under the caption Part I, Item 1A “Risk Factors”.

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

PART I

Item 1. BUSINESS

Overview

We are a biopharmaceutical company focused on the discovery and development of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role. Our novel understanding of the molecular mechanisms of growth factor activation enabled us to develop a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target the precursor, or latent, forms of growth factors. By targeting the signaling proteins at the cellular level and acting in the disease microenvironment, we believe we may avoid the historical dose-limiting safety challenges associated with inhibiting growth factors for therapeutic effect. We believe our focus on biologically validated growth factors may facilitate a more efficient development path.

We have a productive scientific platform and are building our portfolio of novel product candidates with the aim of transforming the lives of patients suffering from a wide range of serious diseases, including neuromuscular disorders, cancer, and fibrosis. We have discovered and progressed the development of:

•

Apitegromab, an inhibitor of the activation of latent myostatin, for the treatment of spinal muscular atrophy (“SMA”). We also believe apitegromab could have potential in the treatment of other myostatin-related disorders.

•	SRK-181, an inhibitor of the activation of latent transforming growth factor beta-1 (“TGFβ1”), for the treatment of cancers that are resistant to anti-PD-(L)1 antibody therapies.
•

Potent and selective inhibitors of the activation of transforming growth factor beta (“TGFβ”) in collaboration with Gilead, for the treatment of fibrotic diseases. We are advancing multiple collaboration programs toward product candidate selection.

•	Additional discovery and early preclinical programs related to the selective modulation of growth factor signaling.

Our first product candidate, apitegromab (formerly SRK-015), is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-directed therapy for the treatment of SMA. Our TOPAZ Phase 2 proof-of-concept trial enrolled 58 patients with Type 2 and Type 3 SMA across three cohorts; one patient discontinued from the trial. On October 27, 2020 we announced positive six-month interim analysis results from the TOPAZ trial. (see “TOPAZ Phase 2 Trial Interim Analysis” below) and top-line data for the 12-month treatment period are expected in the second quarter of 2021. The FDA granted Rare Pediatric Disease designation and Orphan Drug Designation to apitegromab for the treatment of SMA in August 2020 and March 2018, respectively.

Our second product candidate, SRK-181, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor therapies (“CPI therapies”), such as anti-PD-1 or anti-PD-L1 antibody therapies. SRK-181 is a potent and highly selective inhibitor of the activation of latent TGFβ1. In May 2020, we announced the initiation of patient dosing in our DRAGON Phase 1 proof-of-concept clinical trial of SRK-181 in patients with locally advanced or metastatic solid tumors that exhibit primary resistance to anti-PD-(L)1 antibodies. This two-part trial consists of a dose escalation portion (Part A) and a dose expansion portion (Part B). Part A is evaluating SRK-181 as a single-agent and in combination with an approved anti-PD-(L)1 therapy and Part B will evaluate SRK-181 in combination with an approved anti-PD-(L)1 therapy across multiple solid tumor types, including urothelial carcinoma, cutaneous melanoma and non-small cell lung cancer, and other solid tumors. We expect to advance to Part B of the trial in the second quarter of 2021 with initial clinical response and safety data anticipated in the second half of 2021.

Beyond these programs, we continue to discover and develop highly specific monoclonal antibodies to selectively modulate growth factor signaling. Growth factors are naturally occurring proteins that typically act as signaling molecules between cells and play a fundamental role in regulating a variety of normal cellular processes, including cell growth and differentiation. Current therapeutic approaches to treating diseases in which growth factors play a fundamental role involve directly targeting the active form of the growth factor or its receptor systemically throughout the body. These approaches have suffered from a variety of shortcomings, including lack of pathway selectivity, lack of target selectivity, and non-localized target inhibition.

Our innovative approach is rooted in our structural biology insights into the mechanism by which certain growth factors are activated in close proximity to the cell surface. We integrate these insights with sophisticated protein expression, assay development and monoclonal antibody discovery capabilities. We believe our proprietary platform can address the challenges of treating diseases in which growth factors play a fundamental role by:

●	targeting the natural activation mechanism to prevent activation of the growth factor rather than attempting to inhibit the growth factor after activation;
●	achieving heightened specificity for the targeted growth factor while minimizing interactions with structurally similar and related growth factors, thereby potentially reducing the risk of unintended systemic adverse events; and
●	targeting the disease microenvironment, where we believe we can interfere with the disease process while minimizing the effects on the normal physiological processes mediated by the same growth factors.

Our structural insights and unique antibody discovery capabilities can be applied to other protein classes beyond growth factors, with an aim of generating differentiated candidates targeting cell surface receptors such as immune cell receptors or G-protein coupled receptors, where selectivity remains challenging.

Our Programs

Apitegromab in spinal muscular atrophy

Our first antibody product candidate, apitegromab, a novel, highly specific inhibitor of the activation of latent myostatin, is in clinical development for the treatment of SMA. Myostatin is a negative regulator of muscle mass expressed primarily in skeletal muscle tissue, and a member of the TGFβ superfamily, a group of more than 30 related growth factors that mediate diverse biological processes. Vertebrate animals that lack the myostatin gene display increased muscle mass and strength relative to their normal counterparts, but are otherwise healthy. We believe that selective inhibition of myostatin activation may increase muscle strength and promote a clinically meaningful increase in motor function. As a result, we have focused our initial development efforts for apitegromab on the treatment of SMA. SMA is a rare, and often fatal, genetic disorder arising from a deficiency of a protein known as “survival of motor neuron,” or SMN. This disease typically manifests in young children and is characterized by atrophy of the voluntary muscles of the limbs and trunk and dramatically reduced normal neuromuscular function. An estimated 30,000 to 35,000 patients suffer from SMA in the U.S. and Europe alone, and many more patients are affected worldwide.

In preclinical studies, we have shown that the antibody selectively avoids interaction with other closely related growth factors that play distinct physiological roles. We observed multi-fold increases in serum latent myostatin levels in mouse models of both early and late SMN restoration and that apitegromab promoted increased strength (as measured by torque generation) in SMN-deficient mice. In a Phase 1 trial designed to evaluate the safety, tolerability, and pharmacokinetic ("PK") /pharmacodynamic (“PD”) profile of apitegromab in adult healthy volunteers, there were no dose-limiting toxicities and robust and sustained target engagement following administration of apitegromab was observed. The apitegromab TOPAZ Phase 2 clinical trial is ongoing in patients with Type 2 and Type 3 SMA. In October 2020, we reported results from a six-month interim efficacy, safety and PK/PD analysis of patients across the three cohorts of the trial. See “TOPAZ Phase 2 Trial Interim Analysis” below. We believe that apitegromab has the potential to be the first muscle-directed therapy, which is aimed at improving motor function in patients with SMA and could be used as a monotherapy or in conjunction with SMN upregulator therapies (i.e., therapies that upregulate the expression of SMN, such as SMN splicing modulators or gene therapy). Top-line data for the 12-month treatment period of the TOPAZ Phase 2 trial are expected in the second quarter of 2021. Twelve-month data could provide additional insights on the potential durability of effect and the potential for further improvements in motor function, as well as additional safety data, together with PK, PD, and anti-drug antibody (“ADA”) data.

Apitegromab in other myostatin-related disorders

In addition, our goal is to maximize the value of apitegromab by exploring its potential across SMA types and in other myostatin-related indications. We believe that the role of apitegromab as a muscle-directed therapy has broad potential beyond SMA, spanning a number of muscle disorders in which fast-twitch fibers may play an important role in motor function, such as Becker’s muscular dystrophy, Duchenne’s muscular dystrophy and Pompe disease. In some settings, we believe that disease- stabilizing therapy may be necessary to address the underlying defect, which can then be complemented by the potential motor function-building benefit of apitegromab.

There is also increasing recognition of the important role of skeletal muscle in modulating metabolic physiology, highlighting a potential therapeutic opportunity for myostatin blockade. For example, evidence is emerging that blockade of the myostatin pathway may reduce the mass of visceral fat, thereby alleviating a significant driver of cardiometabolic pathology. In these disease settings, specificity may be an important key to unlocking the potential of blocking myostatin in the therapeutic area.

We are therefore considering the investigation of apitegromab in multiple indications beyond SMA and have efforts underway to evaluate these opportunities (including preclinical and translational research, development path assessments, and commercial assessments). We plan to identify a second indication for apitegromab in 2021.

SRK-181 in cancer immunotherapy

Our second antibody product candidate, SRK-181, a potent and highly specific inhibitor of the activation of latent TGFβ1 is in clinical development for the treatment of solid tumors that are resistant to anti-PD-(L)1 therapies. Increased signaling by TGFβ1 is a key driver of a number of disease-relevant processes, including immune system evasion by cancer cells, bone marrow fibrosis associated with hematological disorders, and tissue and organ fibrosis. Historically, selectively targeting TGFβ1 signaling has been challenging due to the inability of either small molecule inhibitors or antibodies to avoid off-target inhibition of other, closely related growth factors, TGFβ2 and TGFβ3. Treatment of animals with these non-selective TGFβ inhibitors has been associated with a range of toxicities, most notably cardiac toxicity. In preclinical studies of our antibodies, we have observed specific inhibition of TGFβ1 activation in vitro and immunomodulatory and antifibrotic activity in multiple disease models in vivo. A 28-day pilot nonclinical toxicology study in rats of our leading antibody did not observe any drug-related toxicity up to the highest dose (100 mg/kg weekly) tested in the study. In the same study, we tested non-selective TGFβ inhibitors and observed the published toxicities, including cardiac toxicity as well as death. We have also completed four-week GLP toxicology studies in rats and non-human primates and no SRK-181 related adverse effects were observed up to the highest evaluated dose of 200 mg/kg per week and 300 mg/kg per week, respectively.

In many human cancers, TGFβ signaling is associated with lack of response to PD-(L)1 blockade, particularly in patients with tumors harboring an immune excluded phenotype (i.e., CD8+ T cells present in nearby stroma but excluded from the tumor parenchyma). We have observed multiple mouse models that recapitulate the immune-excluded phenotype and are resistant to PD-1 blockade become responsive to the combination of SRK-181-mIgG1, the murine version of SRK-181, and an anti- PD-1 antibody. These models, including the MBT-2 bladder cancer model, the Cloudman S91 melanoma model and the EMT6 breast cancer model, were poorly responsive or unresponsive to single agent treatment with either anti-PD-1 or SRK-181-mIgG1, with little or no effect on tumor growth. However, the combination of SRK-181-mIgG1 and anti-PD-1 resulted in tumor regressions. Furthermore, the combination treatment led to significant survival benefit in both models.

Our DRAGON Phase 1 trial of SRK-181 in patients with locally advanced or metastatic solid tumors is ongoing and will investigate if SRK-181 in combination with anti-PD-(L)1 therapy may overcome primary resistance to anti-PD-(L)1 therapy and lead to anti-tumor responses. The trial consists of two parts: Part A (dose escalation of SRK-181 as a single-agent or in combination with an approved anti-PD-(L)1 therapy) and Part B (dose expansion evaluating SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy). Part B will encompass four cohorts, including urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, and other solid tumors and is anticipated to commence in the second quarter of 2021. We anticipate initial clinical response and safety data in the second half of 2021. We estimate at least 750,000 cancer patients in the US are eligible for treatment with checkpoint inhibitor therapies every year, of which the majority do not respond to treatment.

SRK-181 in other oncology settings

We believe SRK-181 has potential for use in additional oncology settings, such as in immunotherapy-naïve patients, in combination with therapies beyond checkpoint inhibitors and in myelofibrosis.

TGFβ in fibrotic diseases—collaboration with Gilead Sciences, Inc.

In December 2018, we announced a Master Collaboration Agreement (the “Gilead Collaboration Agreement”) with Gilead focused on discovering, developing, and commercializing treatments for fibrotic diseases using highly specific inhibitors of the activation of TGFβ. Under the collaboration agreement, Scholar Rock received from Gilead $80 million in upfront payments, comprised of $50 million of cash and $30 million from the purchase of Scholar Rock common stock. Scholar Rock is also eligible to receive a total of $1,450 million in potential milestone payments and high single-digit to low double-digit tiered royalties on sales of potential future products originating from the collaboration. In December 2019, we achieved a $25 million preclinical milestone under the Gilead Collaboration Agreement for the successful demonstration of efficacy in preclinical in vivo proof-of-concept studies. Under the Gilead Collaboration Agreement, Gilead has exclusive options to license worldwide rights to product candidates that emerge from three of the Company’s TGFβ programs. We are in the third and final year of our research collaboration term and are advancing the strategic collaboration towards product candidate selection. Each option must be exercised by Gilead within 90 days of the end of the research collaboration term, December 19, 2021. We retained exclusive worldwide rights to discover, develop, and commercialize certain TGFβ1 inhibitors for oncology and cancer immunotherapy.

Discovery and Preclinical Programs

Utilizing our proprietary platform, we have multiple early stage and preclinical programs directed against targets that are known to be important in serious diseases. We are discovering and generating highly selective and differentiated monoclonal antibodies against difficult targets by 1) applying our structural insights and antibody discovery expertise, 2) prioritizing human biology, and 3) embedding translational thinking early in the research and development process.

Additional therapeutic areas and targets that we could potentially apply our scientific platform and expertise to include:

●	We continue to advance active discovery programs for context- dependent inhibitors of TGFβ1.
●	We are exploring mechanisms for reprogramming and/or depleting tumor associated macrophages (“TAMs”) using antibodies that are highly selective for TAMs. Myeloid directed approaches could be used on their own, or in combination with other approaches to modify the tumor immune contexture such as TGFb1 inhibition with SRK-181.
o	Tumor resident myeloid cells (or TAMs) are often very plastic and can function either to promote tumor growth by stimulating tumor angiogenesis and suppressing tumor immunity (M2-like macrophages), or conversely, boost anti-tumor immunity (M1-like macrophages). Modulating tumor immune cell contexture via reprogramming (M2 macrophages to M1) or depletion of tumor promoting myeloid cells may lead to an increase in proinflammatory cell infiltration and ultimate control of tumor progression.
●	We are exploring additional opportunities in oncology where dysregulation of growth factors or their receptors drives malignant transformation and progression. Selective inhibition of growth factor signaling in the microenvironment may have direct effect on tumor growth and/or enhance anti-tumor effects by modulating the microenvironment.
o	The tumor microenvironment plays a critical role in tumor initiation and progression. A major avenue of communication between tumor cells and their microenvironment is through secretion of stimulatory growth factors and via cell surface receptors for these growth factors. Through the tumor microenvironment, tumor cells can efficiently recruit stromal cells, immune cells and vascular cells which, in-turn, release further tumor growth-promoting signals to remodel tissue structures and promote pro-tumor environments.
●	We are also exploring mechanisms to selectively modulate growth and survival mechanisms among multiple immune cell types which are important in human disease including macrophages, T cells, NK cells and plasma cells.

In 2020, we enhanced our internal biologics discovery capabilities by internalizing an antibody display library that was developed in collaboration with Specifica. This library allows us to more efficiently discover antibodies and furthers our commitment to building a differentiated portfolio of product candidates.

Our Pipeline

We have worldwide rights to our proprietary platform and all of our product candidates and antibodies with the exception of those that are subject to our collaboration with Gilead and certain early-stage antibodies that specifically inhibit the activation of TGFβ1 in the context of regulatory T cells, which we licensed to Janssen Biotech, Inc. (“Janssen”), a subsidiary of Johnson & Johnson in December 2013.

Our Expertise

We have assembled an experienced management team, board of directors, scientific founders and advisory board who bring extensive industry experience to our company. The members of our team have deep experience in discovering, developing and commercializing therapeutics, having worked at companies such as TARIS Bio; Biogen, Inc.; The Medicines Company; Dyax Corp.; AMAG Pharmaceuticals, Inc; Ocata Therapeutics, Inc; Foundation Medicine, Inc.; and Pfizer Inc. We were founded by internationally respected scientists, Drs. Timothy A. Springer and Leonard I. Zon of Harvard Medical School and Boston Children’s Hospital.

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

Growth factors are naturally occurring proteins that typically act as signaling molecules between cells and play a fundamental role in regulating a variety of normal cellular processes. Members of the TGFβ superfamily of growth factors, for example, can mediate diverse biological functions, including cell growth and differentiation, tissue homeostasis, immune modulation and extracellular matrix remodeling. Growth factors have also been shown to play a fundamental role in a variety of disease processes. Because of the importance of growth factors in multiple diseases, the pharmaceutical industry has made many attempts to inhibit growth factors in a variety of therapeutic settings. However, products utilizing conventional approaches have seen only limited success. Current therapeutic approaches to treating diseases in which growth factors play a fundamental role involve directly targeting an activated growth factor or its receptor systemically throughout the body and have suffered from a variety of shortcomings:

●	Lack of pathway selectivity—multiple growth factors often signal through the same or overlapping sets of related receptors, making it difficult to specifically modulate one pathway over another;
●	Lack of target selectivity—members of the same growth factor superfamily share considerable structural similarities, making it difficult to achieve specific inhibition of the targeted growth factor; this can result in broad systemic inhibition that can cause undesirable, and in many cases toxic, side effects; and
●	Non-localized -target inhibition—systemic and non-selective inhibition of a growth factor can block the growth factor’s role in the disease process, but can also simultaneously interfere with its other normal physiological roles.

Our approach to the discovery and development of growth factor-targeted drugs is fundamentally new and different from traditional approaches. Our approach of targeting the precursor, or latent, forms of growth factors is based on the breakthrough discovery by the laboratory of our co-founder, Timothy A. Springer Ph.D. of Harvard Medical School and Boston Children’s Hospital.

Unlike many other proteins that are produced and secreted by cells in a mature, or active, form, many growth factors are expressed by cells in a latent form. For example, TGFβ1 is produced by cells as a single protein which is then enzymatically processed by the cells into two distinct and physically separated domains — the mature growth factor and the remaining portion of the original protein, referred to as the prodomain — which remain associated as part of a complex. This secreted complex is latent, or inactive, and must first be activated to carry out its normal function in a highly localized tissue or disease microenvironment. In a seminal peer-reviewed publication in 2011, Dr. Springer elucidated a new understanding of the mechanism of activation of the latent growth factor complex among members of the TGFβ superfamily by solving a high resolution x-ray crystal structure of this latent form of TGFβ1 (as illustrated in the graphic below).

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

We believe that there are several important advantages to our approach of targeting the precursor, or latent, forms of growth factors over conventional therapeutic approaches, which inhibit mature growth factors or their receptors systemically throughout the body:

●	targeting the latent precursor allows intervention at the site of action, within the microenvironment of the diseased tissue. Because our antibodies specifically bind the latent forms of the growth factors, we can prevent the activation of the growth factors. Given that many growth factors act primarily within the microenvironment where they are activated, as opposed to exerting their effects systemically, we believe that prevention of activation is a preferred mode of action for achieving improved outcomes. In contrast, traditional approaches to targeting growth factor signaling are focused on inhibiting the growth factor after it has been activated and released systemically;
●	targeting the latent precursor allows heightened selectivity among structurally related growth factors, which we believe could limit off-target effects. For example, two members of the TGFβ superfamily, myostatin and GDF11, are 90% identical in their growth factor domains. Therefore, many of the traditional inhibitors that target myostatin also inadvertently inhibit GDF11. Similarly, most of the known inhibitors of TGFβ are pan-inhibitors, meaning that they do not distinguish among the three isoforms of TGFβ, namely, TGFβ1, TGFβ 2 and TGFβ3. Despite the sequence similarities of the active forms of these growth factors, their cages are structurally diverse. We have been able to harness this diversity to generate antibodies that specifically bind the inactive growth factor precursors and inhibit activation of a particular growth factor of interest, but not others that are closely related; and
●	targeting these precursor forms in the disease microenvironment, we believe we can interfere with the disease process while minimizing the effects on the normal physiological processes mediated by growth factors.

To enable our novel approach, we have built a proprietary platform that is rooted in our structural biology insights into activation of latent growth factor precursors. We integrate these insights with sophisticated protein expression, assay development and monoclonal antibody discovery capabilities. In addition to such know-how, our proprietary platform is covered by two patent families, with issued patents projected to expire well into the 2030s, excluding any patent term adjustments or extensions. The key elements of our proprietary platform include the following:

●	focusing on growth factor targets with a high degree of evidence implicating them in a disease process or processes;
●	generating recombinant versions of the latent forms of targeted growth factors, as well as versions of closely related growth factors utilizing proprietary technology and in-house expertise;
●	developing proprietary assays in which we are able to recapitulate the natural activation mechanism that these growth factors undergo in the human body;
●	designing sophisticated selection strategies utilizing recombinant antibody libraries such as phage and yeast display that allow us to identify monoclonal antibodies, a well-established therapeutic modality, that can modulate the activation of these growth factors without having an effect on the activation of other closely related growth factors; and

●	optimizing the output of such selections to ensure that our product candidates have the appropriate characteristics for manufacturability and further development.

Using our innovative approach and proprietary platform, we are creating a pipeline of novel product candidates that selectively modulate the activation of growth factors implicated in a variety of serious diseases. Our structural insights and unique antibody discovery capabilities can also be applied to other protein classes beyond growth factors, with an aim of generating differentiated candidates targeting cell surface receptors such as immune cell receptors or G-protein coupled receptors, where selectivity remains challenging.

Our Strategy

Using our proprietary platform to unlock the therapeutic potential of targeting growth factor signaling in the disease microenvironment, our goal is to deliver novel therapies to underserved patients suffering from a wide range of serious diseases, including neuromuscular disorders, cancer and fibrosis. To achieve this goal, we plan to:

●	Complete our TOPAZ Phase 2 proof-of-concept trial and advance apitegromab towards a registrational program in SMA. We are developing our first product candidate, apitegromab, for the treatment of patients with SMA. By targeting the latent form of myostatin and specifically inhibiting its activation in muscle, we believe apitegromab holds considerable promise in improving motor function in patients with SMA. We completed enrollment of a total of 58 patients with Type 2 and Type 3 SMA across 16 study sites in the United States and Europe in our TOPAZ Phase 2 proof-of-concept trial. The trial is evaluating the safety and efficacy of intravenous apitegromab dosed every four weeks (“Q4W”), over a 12-month treatment period. In October 2020, we announced positive six-month interim analysis results from the TOPAZ Phase 2 clinical trial. Interim analysis showed that treatment with apitegromab led to improvements in Hammersmith scale scores (the primary efficacy endpoint) in all three cohorts of patients with Type 2 and Type 3 SMA. Dose response in efficacy was observed across all evaluated timepoints in the double-blind, randomized portion of the trial (Cohort 3). Top-line data for the 12-month treatment period of the TOPAZ Phase 2 trial are expected in the second quarter of 2021 and could provide additional insights on the potential durability of effect and the potential for further improvements in motor function, as well as additional safety data, together with PK, PD and ADA data.
●	Identify the next indication for apitegromab. Our goal is to maximize the value of apitegromab by exploring its potential across SMA types and in other myostatin-related indications. We believe that the role of apitegromab as a muscle-directed therapy could have broad potential beyond SMA, spanning a number of muscle disorders in which fast-twitch fibers may play an important role in motor function. There is also increasing recognition of the important role of skeletal muscle in modulating metabolic physiology, highlighting a potential therapeutic opportunity for myostatin blockade. We have a number of efforts underway to evaluate these opportunities, including preclinical and translational research, development path assessments, and commercial evaluations. We intend to identify the next indication for apitegromab in 2021.
●	Advance our TGFβ1 product candidate, SRK-181, through clinical proof-of-concept. Our second antibody program is focused on the discovery and development of potent and selective inhibitors of the activation of latent TGFβ1. We believe that the selectivity of SRK-181 is a significant differentiator in our efforts to address the historical dose-limiting safety challenges resulting from non-selectively inhibiting multiple isoforms that activate the TGFβ signaling pathway. We have observed anti-tumor activity in multiple preclinical models of cancer immunotherapy that emulate key features of clinically observed primary resistance, including the Cloudman S91 (melanoma), the MBT-2 (bladder cancer), and the EMT6 (breast cancer) models. In addition, we completed a pilot toxicology study in adult rats with SRK-181 up to a weekly dose of 100 mg/kg for four weeks, where we observed an improved toxicity profile and avoided the cardiovascular toxicity observed with a non-selective TGFβ antibody and an ALK5 inhibitor. We are conducting a Phase 1 proof-of-concept clinical trial of SRK-181 in patients with locally advanced or metastatic solid tumors that are experiencing primary resistance to anti-PD-(L)1 antibody therapy. This two-part trial consists of a dose escalation portion (Part A) and a dose expansion portion (Part B). Part A evaluates SRK-181 as a single-agent and in combination with an approved anti-PD-(L)1 antibody therapy and Part B will evaluate SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy in multiple solid tumor types, including urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, and other solid tumors. We are continuing dose escalation in Part A of the trial and expect to advance to Part B of the trial in the second quarter of 2021. We anticipate initial clinical response and safety data in the second half of 2021. Additionally, we believe that SRK-181 has the potential to address unmet medical needs in other oncology indications, and we will endeavor to maximize the value of this product candidate by exploring its potential in additional oncology indications.

●	Advance additional TGFβ program candidates in non-oncology indications. We believe that additional product candidates in the TGFβ program have the potential to address other disorders associated with increased TGFβ signaling, including tissue and organ fibrosis. To advance the discovery and development of selected inhibitors originating from our TGFβ program that we believe have the potential to address unmet medical needs in non-oncology indications, we entered into a fibrosis-focused collaboration with Gilead, wherein we are responsible for antibody discovery and preclinical research through product candidate nomination, and Gilead will be responsible for the program’s nonclinical and clinical development as well as commercialization. In December 2019, we achieved a $25 million preclinical milestone under the Gilead Collaboration Agreement for the successful demonstration of efficacy in preclinical in vivo proof-of-concept studies. Under the Gilead Collaboration Agreement, Gilead has exclusive options to license worldwide rights to product candidates that emerge from three of the Company’s TGFβ programs. We are in the third and final year of our research collaboration term and are advancing the strategic collaboration towards product candidate selection. Each option must be exercised by Gilead within 90 days of the end of the research collaboration term, December 19, 2021.

●	Continue to leverage our proprietary platform to expand our pipeline beyond current lead programs. We will continue to leverage and expand our proprietary platform to selectively target the activation of additional growth factors, both within and beyond the TGFβ superfamily. Given the established role of signaling by protein growth factors in numerous diseases, we believe that these efforts could result in multiple new opportunities to treat diseases with high unmet medical need. In order to support our pipeline expansion and intention to be the leader in the field of growth factor-targeted drug development, we are investing in the technologies supporting our proprietary platform. We have designed and internalized a proprietary, state of the art antibody display library, to more efficiently identify differentiated candidate antibodies. Furthermore, we believe that our structural insights have applicability beyond growth factor activation to include other cell signaling mechanisms.

●	Selectively seek strategic collaborations to maximize the value of our proprietary platform and pipeline. Given the potential of our proprietary platform to generate novel product candidates that could treat a wide variety of diseases, we believe that we can maintain in-house discipline with respect to our key development and commercialization efforts, while at the same time maximizing the full potential of our proprietary platform for other disease areas and indications. As a result, and as exemplified by our ongoing collaboration with Gilead, we may seek to form additional strategic collaborations around certain targets, product candidates or disease areas that we believe could benefit from the resources of either larger biopharmaceutical companies or those specialized in a particular area of relevance.

Our Pipeline

Using our innovative approach and proprietary platform, we are creating a differentiated pipeline of novel product candidates that selectively inhibit the activation of latent growth factor believed to be important drivers in a variety of diseases, including neuromuscular disorders, cancer and fibrosis. Our proprietary platform includes (i) our know-how expression and purification of latent protein growth factor complexes in quantity and quality sufficient to enable antibody discovery; (ii) strategies to identify rare antibodies that selectively bind targeted latent protein growth factor complexes using our own proprietary antibody libraries; and (iii) assays developed by us in which to test the highly selective antibodies’ ability to modulate the activation of specific latent growth factors. We have worldwide rights to our proprietary platform and all of our product candidates, with the exception of those that are subject of our fibrosis-focused collaboration with Gilead, and early-stage antibodies that specifically inhibit the activation of TGFβ1 in the context of regulatory T cells, which we licensed to Janssen.

The following summarizes our pipeline programs:

Our Product Candidates and Additional Programs

Apitegromab — Our Inhibitor of Latent Myostatin Activation

We are developing apitegromab, a novel, highly selective inhibitor of the activation of the growth factor myostatin, as a potential first muscle-directed therapy for the treatment of SMA. Myostatin, a member of the TGFβ superfamily of growth factors, is expressed primarily in skeletal muscle cells and the absence of its gene is associated with an increase in muscle mass and strength in multiple animal species. We believe that inhibition of the activation of myostatin may promote a clinically meaningful increase in motor function. In the second quarter of 2019, we initiated our TOPAZ Phase 2 proof-of-concept trial to evaluate apitegromab for the treatment of SMA. We completed enrollment of 58 patients with Type 2 and Type 3 SMA across all three cohorts in January 2020; there has been one discontinuation in the 12-month treatment period. We reported six-month interim efficacy, safety and PK/PD data in October 2020 demonstrating the potential of apitegromab in the treatment of SMA. Top-line data for the 12-month treatment period of the TOPAZ Phase 2 trial are expected in the second quarter of 2021. Twelve-month data could provide additional insights on the potential durability of effect and the potential for further improvements in motor function, as well as additional safety data, together with PK, PD and ADA data.

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

●	SMN1 genes produce the majority of functional SMN protein; healthy individuals have one or two functional copies of SMN1, while patients with SMA have mutations in or deletions of both copies of the gene.
●	SMN2 genes produce only 10% to 20% of functional SMN protein and an individual’s copy number of the SMN2 gene can range from zero to eight. In SMA patients, the number of SMN2 genes present in their genome is correlated with disease onset and severity; patients who have a lower number of SMN2 gene copies generally develop earlier and more severe SMA, because they produce less SMN protein.

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

●	Type 1 disease is the most severe form, with clinical signs emerging at or shortly following birth. Patients with Type 1 SMA suffer from respiratory compromise and often require mechanical ventilation shortly after birth. Type 1 infants are never able to sit without support. Type 1 SMA is the most common form of the disease, and accounts for 58% of patients born with SMA. Historically, only 1% of patients with Type 1 disease survive beyond two years of age without mechanical respiratory support. Type 1 SMA represents only 14% of patients with SMA, although recent therapies may extend patient lifespans. Type 1 patients begin to lose motor neurons and muscle mass before birth.
●	Type 2 disease manifests in early childhood and is less severe than Type 1 disease, although patients exhibit profound deficits in motor function. Patients with Type 2 disease may be able to sit independently but they will never walk without aid. While only 29% of the incident population, patients with Type 2 disease account for 51% of the patients living with SMA today.
●	Type 3 disease manifests usually in childhood and accounts for about 13% of patients born with SMA, although patients in this category account for 35% of all patients living with SMA today. While Type 3 SMA patients usually learn to walk unaided, many individuals lose that ability over time. Ambulatory Type 3 SMA patients commonly suffer from substantial motor functional impairment, as evidenced by HFMSE scores and Six-Minute Walk Test distances, two commonly used measures of motor function.
●	Type 4 disease is the mildest form of SMA, and its population is not well characterized. After symptom onset, which is most commonly reported between 20 and 30 years of age, patients experience mild to moderate muscle weakness and increasing disabilities. Patients are ambulatory and their life expectancy is normal.

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

To address this need, apitegromab is being developed as a potential first muscle-directed therapy for SMA. We envision the potential for apitegromab to be a critical complement to any SMN upregulator therapy in patients with Type 2 and 3 SMA in order to drive absolute increases in functional performance over baseline. We also view apitegromab as having potential in the treatment of Type 1 SMA as well as presymptomatic SMA in conjunction with SMN upregulator therapy. Our vision is that apitegromab has the potential to be the backbone treatment for the broadest group of patients with SMA.

Myostatin in SMA and Challenges with Traditional Approaches

Apitegromab, is a selective inhibitor of the activation of latent myostatin that acts locally within skeletal muscle. Myostatin, also known as growth differentiation factor 8 (“GDF8”), is a member of the TGFβ superfamily and is produced by skeletal muscle cells. As with other tissues and organs in the human body, healthy muscle homeostasis is maintained by a proper balance of growth signals, or anabolic stimuli, and breakdown signals, or catabolic stimuli. In humans, the anabolic stimuli that drive muscle growth are proteins, such as the human growth hormone and the insulin-like growth factor 1. In contrast, myostatin is a catabolic agent that functions as a negative regulator of muscle mass.

Skeletal muscle fibers are generally classified as fast-twitch or slow-twitch. Fast-twitch fibers play a key role in motor activities, such as those involving quick bursts of strength. In contrast, slow-twitch fibers are important for endurance activities. Animals lacking functional myostatin genes, or its receptor, have larger muscles and increased strength compared to normal animals. While the absence of myostatin does lead to overall increases in muscle mass, a preferential effect on muscles enriched for fast-twitch muscle fibers has been observed in animals. Such animals are otherwise healthy and live a normal life-span.

Because of its role in regulating muscle mass, myostatin has been a popular target for a variety of drug development programs. There have been two general approaches to trying to inhibit the signaling of myostatin in humans. The first is to develop an antibody, or an antibody-like molecule, that binds to mature myostatin in circulation and prevents its ability to signal through its receptor, the ActRIIb receptor. The second is to develop an antibody to the ActRIIb receptor itself, or a soluble decoy of the ActRIIb receptor, with a goal of preventing myostatin signaling through its receptor. Both of these approaches, however, have significant limitations.

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

There are multiple examples of clinical trials demonstrating the risk of non-selective inhibition of myostatin. For example, in a Phase 2 trial in Duchenne Muscular Dystrophy reported in 2017, a soluble decoy of the ActRIIb receptor resulted in bleeding side effects believed by the sponsor to be unrelated to inhibition of myostatin signaling, but instead related to the inhibition of signaling by certain other members of the TGFβ superfamily known to be important in the maintenance of vascular integrity. These side effects resulted in termination of the clinical program. More recently, results from a clinical trial were reported showing that treatment of patients with an antibody to the ActRIIb receptor resulted in suppression of the levels of follicle stimulating hormone, an important reproductive hormone. In this trial, the sponsor believed that these effects were likely related to inhibition of signaling through the ActRIIb receptor.

Our Solution

Utilizing our proprietary platform, we targeted the precursor form of myostatin and generated apitegromab, a novel, highly selective inhibitor of the activation of myostatin from its inactive precursor in skeletal muscles, where myostatin resides and signals upon activation. While mature myostatin is 90% identical in the growth factor domain to its most closely related TGFβ superfamily member, GDF11, the prodomain that cages mature myostatin and keeps it in its latent precursor form is only 52% identical to the GDF11 prodomain. As a result, in preclinical studies, we observed that apitegromab bound to latent myostatin with a high level of selectivity, while having no binding to, and no effect on, the activation of related TGFβ family members.

Apitegromab showed dose-dependent inhibition of latent myostatin activation in an in vitro activation assay and had no effect on latent GDF11 activation.

We believe that the therapeutic potential for apitegromab in improving motor function is more optimal when a given disease bears certain features. Based on our translational and preclinical efforts, we have formulated a set of guiding principles to inform indication selection within the category of neuromuscular disease. As summarized in the table below, we believe that the pathobiological and clinical characteristics of SMA are well-aligned with these guiding principles. Since myostatin regulates muscle catabolism rather than anabolism, we believe that having a background of anabolic capacity is important to drive muscle growth in the setting of myostatin inhibition. Anabolic capacity is most robust in younger individuals and diminishes as one ages. SMA is a genetic disorder with onset commonly in childhood, and the initial focus of the development program will be in children and young adults. Furthermore, in SMA, there is a significant but incomplete loss of motor neurons, ensuring at least some intact signaling between skeletal muscle and nerve. In addition, generally, there are also no apparent structural abnormalities in the skeletal muscle. The partial loss of motor neurons causes substantial atrophy of fast-twitch muscle fibers that in turn leads to many of the motor function impairments. Validated outcome measures are available for SMA clinical trials that are relevant to fast-twitch fiber activity. These outcome measures, such as the HFMSE, assess a large number of motor activities that involve short-term bursts of strength, which are driven by fast-twitch muscle fibers. These endpoints therefore measure an outcome that may be more likely to be directly affected by apitegromab.

Key disease features of SMA are aligned with Scholar Rock’s guiding principles for neuromuscular indication selection for apitegromab

Clinical Development Overview

Our TOPAZ Phase 2 proof-of-concept clinical trial is ongoing and is evaluating the safety and efficacy of apitegromab in patients with Type 2 and Type 3 SMA. Enrollment in the TOPAZ trial was completed in January 2020 and positive six-month interim safety and efficacy results were announced in October 2020. Top-line results for the full 12-month treatment period are expected in the second quarter of 2021.

Beyond Type 2 and Type 3 SMA, we believe that apitegromab has the potential to contribute an important therapeutic benefit to patients with either more or less severe forms of SMA as well as pre-symptomatic patients receiving early intervention with a SMN upregulator therapy.

Our aim is to develop apitegromab as the backbone treatment for the broadest group of patients suffering from SMA. The FDA has granted Rare Pediatric Disease Designation and Orphan Drug Designation and the EC, has granted Orphan Medicinal Product Designation, to apitegromab for the treatment of SMA.

Phase 1 Healthy Volunteer Clinical Trial Results

The randomized, double-blind, placebo-controlled, first-in-human, Phase 1 trial was designed to evaluate the safety and tolerability, immunogenicity, PK, and PD of IV administered apitegromab in adult healthy volunteers. A total of 66 subjects were enrolled, including 40 subjects in the single ascending dose (“SAD”) and 26 subjects in the multiple ascending dose (“MAD”) portions of the study. Full results from the Phase 1 trial were presented at the Cure SMA Annual Conference in June 2019.

Safety and immunogenicity results. Apitegromab was shown to be well-tolerated with no apparent safety signals. There were no dose-limiting toxicities identified up to the highest tested dose of 30 mg/kg, treatment-related serious adverse events (“SAEs”) or hypersensitivity reactions. Immunogenicity was assessed by anti-drug antibody testing, and all subjects tested negative.

Pharmacokinetics and pharmacodynamics results. Apitegromab displayed a PK profile generally consistent with that commonly observed with monoclonal antibodies. Drug exposure was dose proportional, and the serum half-life was approximately 23 to 33 days across the apitegromab dose groups. The findings supported the investigation of a once every 4-week dosing regimen in the TOPAZ Phase 2 trial.

Mean serum concentrations of latent myostatin in the SAD were < 20 ng/ml in the pre-treatment baselines for apitegromab treated subjects as well as in placebo subjects throughout the study. Following placebo treatment, there was no meaningful change in the latent myostatin biomarker concentrations. Following single doses of apitegromab at dose levels of 3 mg/kg or greater, marked increases in latent myostatin biomarker concentrations in the serum, by at least an order of magnitude, were observed following apitegromab treatment. This finding demonstrates successful target engagement and provides initial proof-of-mechanism in humans of our therapeutic approach of targeting the latent form of growth factors. The observation also corroborates our biological understanding that the vast majority of drug target (pro and latent forms of myostatin) resides within skeletal muscle rather than within the systemic circulation.

Apitegromab engages latent myostatin in Phase 1 clinical trial subjects

TOPAZ Phase 2 Proof-of-Concept Trial

We completed enrollment of 58 patients in our TOPAZ Phase 2 proof-of-concept trial of apitegromab in SMA in January 2020. One patient discontinued from the 12-month trial for reasons that were assessed to be unrelated to apitegromab treatment. All remaining 57 patients have completed the 12-month treatment period and have opted into the extension period.

The trial consists of three distinct cohorts of patients with Type 2 or Type 3 SMA and is evaluating the safety and efficacy of apitegromab over a 12-month treatment period. All patients in the trial are receiving apitegromab dosed every four weeks either as a monotherapy or in conjunction with an approved SMN upregulator therapy.

In our view, this approach of evaluating multiple distinct cohorts offers a greater number of opportunities to discern the effects of apitegromab on clinically meaningful motor function measures across multiple patient subpopulations. It is estimated that patients with Type 2 or Type 3 SMA represent over 85% of the overall patient population. We view each of the cohorts being evaluated in the TOPAZ trial as representing a significant proportion of patients suffering from SMA.

The primary efficacy objectives being evaluated in the TOPAZ trial, HFMSE and RHS, are clinically meaningful outcome measures validated for SMA. These endpoints assess motor tasks involving short-term bursts of strength and thus involve fast-twitch fiber function. As the hypothesized effect of myostatin blockade under investigation is to drive increases in fast-twitch fiber function, we believe these endpoints are of direct relevance in assessing the clinical effect of apitegromab.

Our overall approach to the efficacy analysis is informed by SMA disease biology, the anticipated mechanism of action of apitegromab, the effects of SMN upregulators, and available clinical data on SMA. The primary effect of SMN upregulator therapy appears to be to address the SMN deficiency and to modify the disease course; thus, the key in preventing significant motor functional deterioration is intervening at a very young age. For most patients with SMA, however, this window for early intervention is no longer available. As a result, these individuals have already suffered considerable atrophy and motor function impairment. Natural history data indicate that most patients with Type 2 or 3 SMA, other than very young individuals, generally have a stable functional baseline over a 12-month period as evidenced by their HFMSE scores. A one-point improvement on the Hammersmith scale is considered meaningful on an individual level and a spontaneous improvement of 3 or more points from one’s baseline would be a notable divergence from the otherwise expected course of disease for most patients.

TOPAZ Six-Month Interim Efficacy, Safety, and PK/PD Results

A six-month interim efficacy, safety and PK/PD analysis of patients across the three cohorts of the trial was reported in October 2020. The interim analysis results showed that treatment with apitegromab led to improvements in Hammersmith scale scores (HFMSE and RHS; the primary efficacy endpoints) in all three cohorts of patients with Type 2 and Type 3 SMA and no safety signals were identified.

Top-line data for the 12-month treatment period of the TOPAZ Phase 2 trial are expected in the second quarter of 2021 and could provide additional insights on the potential durability of effect and the potential for further improvements in motor function, as well as additional safety data, together with PK, PD, and ADA data.

Summary of detailed results by cohort:

The six-month interim analysis included 55 patients as three patients (one in Cohort 2 and two in Cohort 3) each missed three doses of apitegromab and the six-month interim analysis timepoint due to COVID-19-related site access restrictions; the six-month timepoint from these patients was not included in the interim analysis.

Cohort 1: This open-label, single-arm cohort enrolled 23 patients with ambulatory Type 3 SMA. Patients are being treated with 20 mg/kg of apitegromab Q4W either as a monotherapy or in conjunction with an approved SMN upregulator therapy (nusinersen). The primary objectives of the cohort are to assess safety and the mean change from baseline in Revised Hammersmith Scale (“RHS”).

At baseline, patients across both subgroups of patients had a mean age of 12.6 (range 7-21 years) and a RHS score of 49.6 (range 26-63) out of a total possible score of 69. Patients in the apitegromab monotherapy group had a mean age of 12.1 years old (range 7-19 years) and a mean RHS score of 47.6 (range 26-63). Patients in the group treated with apitegromab and receiving nusinersen had a mean age of 13.1 (range 7-21 years) and a mean RHS score of 51.3 (range 43-62). One patient discontinued from the trial for reasons that were assessed to be unrelated to apitegromab but was included in the intent-to-treat interim analysis.

At the six-month interim analysis timepoint:

●	Mean change from baseline in RHS score:
o	Apitegromab pooled (n = 23): +0.5 points (95% CI of -1.1, +2.2)
o	Apitegromab monotherapy (n = 11): +0.7 points (95% CI of -2.5, +4.0)
o	Apitegromab + nusinersen (n = 12): +0.3 points (95% CI of -1.4, +2.0)
●	Proportion of patients attaining ≥1 point increase in RHS score:
o	Apitegromab pooled: 52% (12/23)
o	Apitegromab monotherapy: 64% (7/11)
o	Apitegromab + nusinersen: 42% (5/12)
●	Proportion of patients attaining ≥3 point increase in RHS score:
o	Apitegromab pooled: 26% (6/23)
o	Apitegromab monotherapy: 36% (4/11)
o	Apitegromab + nusinersen: 17% (2/12)
●	Proportion of patients attaining ≥5 point increase in RHS score:
o	Apitegromab pooled: 9% (2/23)
o	Apitegromab monotherapy: 9% (1/11)
o	Apitegromab + nusinersen: 8% (1/12)

Cohort 2: This open-label, single-arm cohort enrolled 15 patients with a mean age of 11.7 years old (range 8-19 years) with Type 2 or non-ambulatory Type 3 SMA and who are already receiving treatment with an approved SMN upregulator. Patients are being treated with 20 mg/kg of apitegromab Q4W in conjunction with an approved SMN upregulator therapy (nusinersen). At baseline, patients had a mean HFMSE score of 22.7 (range 13-39) out of a total possible score of 66. One patient missed three doses of apitegromab and the six-month interim analysis timepoint due to COVID-19-related site access restrictions; the six-month timepoint from this patient was not included in the interim analysis. The primary objectives of the cohort are to assess safety and the mean change from baseline in HFMSE.

At the six-month interim analysis timepoint:

●	Mean change from baseline in HFMSE score (n = 14): +1.4 points (95% CI of +0.1, +2.7)
●	Proportion of patients attaining ≥1 point increase in HFMSE score: 71% (10/14)

●	Proportion of patients attaining ≥3 point increase in HFMSE score: 21% (3/14)
●	Proportion of patients attaining ≥5 point increase in HFMSE score: 14% (2/14)
●	Improvements in HFMSE scores progressively increased over the six-month treatment period, and a plateau in improvement appears to not have yet been reached. Twelve-month data may provide additional insights evaluating the potential for durability of effect and for further motor function gains.

Cohort 3: This randomized, double-blind, portion of the trial enrolled patients with Type 2 SMA who had initiated treatment with an approved SMN upregulator (nusinersen) before five years of age. Twenty patients were randomized in a 1:1 ratio to receive the low dose (2 mg/kg apitegromab Q4W) or high dose (20 mg/kg apitegromab Q4W); both treatment arms are in conjunction with an approved SMN upregulator therapy (nusinersen). Two patients (one in high- dose arm and one in low-dose arm) each missed three doses of apitegromab and the six-month interim analysis timepoint due to COVID-19-related site access restrictions; the six-month timepoint from these patients was not included in the interim analysis. The primary objectives of the cohort are to assess safety and the mean change from baseline in HFMSE.

At baseline, patients in the high-dose arm had a mean age of 3.8 years (range 2-6 years) and mean HFMSE score of 23.5 (range 14-42) out of a total possible score of 66 points, while patients in the low dose arm had a mean age of 4.1 years (range 2-6 years) and a mean HFMSE score of 26.1 (range 12-44).

At the six-month interim analysis timepoint:

●	Mean change from baseline in HFMSE score:
o	20 mg/kg dose (n = 9): +5.6 points (95% CI of +2.5, +8.7)
o	2 mg/kg dose (n = 9): +2.4 points (95% CI of -0.9, +5.8)
●	Proportion of patients attaining ≥1 point increase in HFMSE score:
o	20 mg/kg dose: 100% (9/9)
o	2 mg/kg dose: 67% (6/9)
●	Proportion of patients attaining ≥3 point increase in HFMSE score:
o	20 mg/kg dose: 67% (6/9)
o	2 mg/kg dose: 44% (4/9)
●	Proportion of patients attaining ≥5 point increase in RHS score:
o	20 mg/kg dose: 56% (5/9)
o	2 mg/kg dose: 33% (3/9)

Patients treated with high dose (20 mg/kg) achieved numerically greater improvements from baseline in HFMSE scores as compared to the low dose (2 mg/kg) at all assessed timepoints (week 8, week 16 and the six-month interim analysis timepoint). Numerically greater improvements with high dose were observed both in terms of mean change from baseline and in proportions of patients attaining ≥3 point increase in HFMSE score.

PK and PD results were supportive of the observed dose response in efficacy:

●	Treatment with the high dose led to higher levels of drug exposure than with the low dose.
●	Treatment with high dose achieved higher levels of target engagement, and treatment with low dose did not attain full target saturation.

Overall safety and tolerability:

No safety signals were identified during the interim analysis. The incidence and severity of adverse events were consistent with underlying patient population and background therapy. Five of the most frequently reported treatment- emergent adverse events (“TEAEs”), were: headache, upper respiratory tract infection, pyrexia, nasopharyngitis and cough with no grade 3 (severe) or higher adverse events being reported. One patient (Cohort 1) experienced a serious

TEAE of Grade 2 viral upper respiratory tract infection leading to hospitalization. The event was resolved without sequelae and was assessed by the trial investigator as unrelated to study drug. One patient (Cohort 1) discontinued from the trial due to Grade 2 muscle fatigue that started prior to initiation of dosing with study drug, which was assessed by the trial investigator as unrelated to study drug.

Other Myostatin Indications

We believe that the role of apitegromab as a muscle-directed therapy has broad potential beyond SMA, spanning a number of muscle disorders in which fast-twitch fibers may play an important role in motor function. In some settings, we believe that disease-stabilizing therapy may be necessary to address the underlying defect, which can then be complemented by the potential motor function-building benefit of apitegromab. In settings in which the defect may be less severe and/or the disease may have a slower rate of progression, apitegromab may have the potential to serve as a monotherapy. Examples of such diseases include (but are not limited to) Becker’s muscular dystrophy, Duchenne’s muscular dystrophy and Pompe disease.

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

Thus, a wide range of potential therapeutic applications may be envisioned for apitegromab. We are considering the investigation of apitegromab in multiple indications beyond SMA and have efforts underway to evaluate these opportunities (including preclinical and translational research, clinical development and regulatory path assessments, and commercial assessments).

Our Second Product Candidate - Inhibitor of Latent TGFβ1 Activation

TGFβ1 is also a member of the TGFβ superfamily and increased signaling by TGFβ1 is a key driver of a number of disease-relevant processes, including immune system evasion by cancer cells, bone marrow fibrosis associated with hematological disorders, and tissue and organ fibrosis. Historically, selectively targeting TGFβ1 signaling has been challenging due to the inability of both small molecule inhibitors and antibodies to avoid off-target inhibition of other, closely related growth factors, TGFβ2 and TGFβ3. Treatment of animals with these non-selective TGFβ inhibitors has been associated with a range of toxicities, most notably cardiac toxicity. Furthermore, since each of these growth factors signals through the same TGFβ receptor, ALK5, inhibitors of the TGFβ receptor kinase suffer from similar dose-limiting toxicities. Using our proprietary platform, we have generated highly specific and locally acting inhibitors of the activation of TGFβ1 that, in our preclinical studies, showed no detectable inhibition of the activation of TGFβ2 or TGFβ3. Our second antibody product candidate, SRK-181, is a potent, and highly specific inhibitor of the activation of latent TGFβ1, and is in clinical development for the treatment of solid tumors that are resistant to anti-PD-(L)1 therapies.

Selection of a Potent and Highly Selective Inhibitor of TGFβ1 Activation

TGFβ1 is produced by cells as a single protein chain and is then enzymatically processed by the cells into two distinct and physically separated domains — the mature, active growth factor and the remaining portion of the original protein, referred to as the prodomain, or latency associated peptide — which remains associated with and keeps the growth factor in an inactive state. This complex is further associated with one of a number of "presenting molecules" which when secreted serve to tether the latent precursor in specific locations in the body. TGFβ1 is produced by a variety of cell types, including fibroblasts, which deposit latent TGFβ1 in connective tissue, as well as regulatory T cells and macrophages, which display latent TGFβ1 on their cell surfaces.

In a seminal peer-reviewed publication in 2011, by solving a high-resolution x-ray crystal structure of the latent form of TGFβ1, Dr. Springer elucidated a new understanding of the mechanism that underlies the activation of latent precursor forms of members of the TGFβ superfamily of protein growth factors. This research explained at a molecular level why the secreted form of TGFβ1 is inactive. The prodomain, though physically separated from the mature growth factor domain, forms a "cage" around the active form of TGFβ1, blocking the ability of the growth factor to signal through its receptor. Integrin proteins are able to unlock the "cage" by binding to the prodomain of the latent TGFβ1 complex and applying force to pull the complex open, allowing the mature growth factor to be released and signal in its microenvironment. While mature TGFβ1 shares a high degree of structural similarity with its closely related family members, TGFβ2 and TGFβ3, their respective cages are structurally diverse. By taking advantage of the differences among the prodomains, together with our understanding of the activation mechanism and ability to recapitulate the activation mechanism in vitro, we were able to identify multiple highly selective inhibitors of the activation of latent TGFβ1.

By specifically targeting the TGFβ1 isoform, we believe we have the key to unlock the power of checkpoint inhibitors and meaningfully increase response rates across multiple solid tumor types. In March 2019, we selected SRK-181 as a product candidate in our TGFβ1 cancer immunotherapy program based on the strength of preclinical data and human translational insights. In vitro and in vivo studies of SRK-181 showed that it binds to latent TGFβ1 with high affinity and high selectivity, which is evidenced by minimal or no binding to latent TGFβ2 or latent TGFβ3 isoforms.

SRK-181 selectively binds to proTGFβ1complexes with minimal or no binding to proTGFβ2 or proTGFβ3 complexes.

TGFβ1 in Cancer Therapy

We believe that specific inhibition of TGFβ1 may have a significant impact on the treatment of patients in certain oncology settings.

Immune checkpoints are cellular mechanisms that act as a brake on the immune system, and expression of these proteins in the tumor microenvironment creates an immunosuppressive environment that allows tumor cells to evade being killed by the immune system. Immune checkpoint proteins, such as PD-1/PD-L1, have therefore become key therapeutic targets in the tumor microenvironment. By inhibiting these proteins, the brakes on the immune system are released, allowing the T cells to kill the cancer cells. There are currently multiple approved checkpoint inhibitor therapies that target the PD-1/PD-L1 pathway.

A significant proportion of patients, in many cases the majority, fail to respond to these checkpoint inhibitor therapies, because they have what appears to be a pre-existing, or primary, resistance to immunotherapy. Other patients’ cancers appear to initially respond but subsequently progress. In many human cancers, TGFβ signaling is associated with lack of response to PD(L)-1 blockade, particularly in patients with tumors harboring an immune excluded phenotype (i.e., CD8+ T cells present in nearby stroma but excluded from the tumor parenchyma). Gene expression analysis of pre-treatment melanoma tumors identified multiple TGFβ-related signaling signatures associated with pre-existing or primary resistance to anti-PD-(L)1 antibody therapy. Similarly, it has also been reported that retrospective pathway analysis of tumor samples from an atezolizumab bladder cancer trial identified the TGFβ pathway as a major determinant of primary resistance to atezolizumab.

Our analysis of publicly available human tumor data has identified TGFβ1 as the predominant TGFβ isoform expressed in many solid tumors.

National Cancer Institute - Cancer Genome Atlas Program RNAseq analysis of >10,000 samples spanning 33 tumor types show high expression of the TGFβ1 isoform across many in many tumor types

Preclinical Evidence in Overcoming Resistance to Checkpoint Inhibition

Using multiple mouse models that recapitulate the immune-excluded phenotype, we have observed that co-administration of SRK-181-mIgG1, the murine version of SRK-181, with an anti-PD-1 antibody renders these tumor models sensitive to the combination treatment. These models, including the MBT-2 bladder cancer model, the Cloudman S91 melanoma model and the EMT6 breast cancer model, are poorly responsive or unresponsive to single agent treatment with either anti-PD-1 or SRK-181-mIgG1, with little or no effect on tumor growth. However, the combination of SRK-181-mIgG1 and anti-PD-1 resulted in tumor regressions. Furthermore, the combination treatment led to significant survival benefit in both models.

SRK-181-mIgG1 renders the syngeneic Cloudman S91 melanoma model susceptible to anti-PD-1 CPI therapy, as measured by tumor regression and growth control, and survival benefit

This effect on tumor regression and survival benefit was also observed in the EMT6 breast cancer model, which expresses both TGFβ1 and TGFβ3, suggesting that potently inhibiting TGFβ1 alone is sufficient for enabling a synergistic anti-tumor response in conjunction with anti-PD-1 antibody treatment.

SRK-181-mIgG1 renders the syngeneic EMT6 breast cancer model susceptible to anti-PD-1 CPI therapy, as measured by tumor regression and growth control, and survival benefit

Furthermore, in in vivo mechanistic studies of the same tumor models, we observed an increase in the number of effector T cells in tumors from mice treated with the SRK-181-mIgG1/anti-PD-1 combination versus control or single agent treatment, suggesting that overcoming innate CPI resistance involves enhanced presence and activity of killer T cells. CD8+ population expanded to an average of 34% of the tumor’s immune cells from a control average of 3.5%. We also observed a decrease in intratumoral immunosuppressive myeloid cells – a reduction in TAM/MDSC population to 14% of the tumor’s immune cells from a control average of 47%.

Combination treatment of MBT-2 tumor bearing mice with SRK-181-mIgG1 and an anti-PD-1 antibody causes an increase in intra-tumoral effector T cells and a decrease in intratumoral immunosuppressive myeloid cells

We have demonstrated preclinically the potential of SRK-181 for reduced toxicity that has historically limited drug exposure with non-selective TGFβ inhibition. In a 28-day pilot nonclinical toxicology study in adult rats, we did not observe any drug-related toxicity up to the highest tested dose (100 mg/kg weekly) of SRK-181. In the same study, we tested non-selective TGFβ inhibitors and observed the published toxicities, including cardiac toxicity and death. We have also completed four-week GLP-toxicology studies in rats and non-human primates and no SRK-181 related adverse effects were observed up to the highest evaluated dose of 200 mg/kg per week and 300 mg/kg per week, respectively.

DRAGON Phase 1 Clinical Trial

Our DRAGON Phase 1, open-label, proof-of-concept trial is evaluating the safety, tolerability, PK/PD, and efficacy of SRK-181 administered intravenously every 3 weeks (Q3W) in patients with locally advanced or metastatic solid tumors. This trial will investigate if SRK-181 in combination with anti-PD-(L)1 therapy may overcome primary resistance to anti-PD-(L)1 therapy and lead to anti-tumor responses.

This two-part trial consists of a dose escalation portion (Part A) for SRK-181 as both a single agent and in combination with an approved anti-PD-(L)1 antibody therapy, followed by a dose expansion portion (Part B) evaluating SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy in multiple tumor-specific cohorts. Patients must have locally advanced or metastatic solid tumors that exhibit primary resistance to anti-PD-(L)1 antibody therapy. Lack of response is characterized as either stable disease or progressive disease following at least three cycles of treatment with an approved anti-PD(L)1 therapy, either alone or in combination with other therapy. Patients must have received their most recent dose of anti-PD-(L)1 therapy within six to nine months of enrollment.

●	Part A: The dose escalation portion of this trial is assessing SRK-181 as a single agent (Part A1) and in combination with an anti-PD-(L)1 therapy approved for the tumor (Part A2). Parts A1 and A2 are being conducted in a staggered fashion.
o	The primary objectives of Part A are to evaluate safety and tolerability, determine the maximum tolerated dose (MTD) or maximum administered dose (MAD), and the recommended Phase 2 dose (RP2D) and evaluate dose-limiting toxicities. The secondary and exploratory objectives include evaluating PK and anti-drug antibodies (ADA), anti-tumor activity and biomarkers.
●	Part B: The dose expansion portion of the trial will evaluate SRK-181 in combination with an approved anti-PD-(L)1 therapy in multiple solid tumors for which anti-PD-(L)1 therapy is approved, including non-small cell lung cancer, urothelial carcinoma, and cutaneous melanoma.
o	The primary and secondary objectives of Part B are to evaluate safety and tolerability, anti-tumor activity, PK, and ADA. Biomarkers will also be evaluated as exploratory measures.

Patient dosing in the DRAGON Phase 1 trial was initiated in May 2020. As of March 8, 2021, dose escalation in Part A1 of the trial has progressed beyond the nominally highest planned dose of 2400 mg Q3W to 3000 mg Q3W to further characterize the upper bounds of the dose range, as permitted by the protocol. Dose escalation in Part A2 of the trial has progressed to 1600 mg Q3W. We plan to advance to Part B of the trial in the second quarter of 2021 with initial clinical response and safety data anticipated in the second half of 2021.

Potential Applications of SRK-181 in Additional Oncology Settings

Furthermore, in addition to cancer immunotherapy, we believe SRK-181 has the potential for use in additional oncology settings, such as in immunotherapy-naïve patients, in combination with other therapies beyond checkpoint inhibitors and in myelofibrosis.

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

Latent TGFβ1
Integrin expressing cell
Latent TGFβ1
LRRC33
Macrophage
LRRC33 presents latent TGFβ1 on macrophages
Integrin expressing cell
Latent TGFβ1
GARP
Treg
GARP presents latent TGFβ1 on Tregs
Epithelial cell
Latent TGFβ1
Latent TGFβ Binding Protein (LTBP)
Fibrillin
LTBPs present latent TGFβ1 in connective tissue

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

We must pay CMCC annual license maintenance fees of $10,000. We will also be responsible for up to $1.3 million of development and regulatory milestone payments through the first regulatory approval of a licensed product, tiered royalty payments of low single-digit percentages on net sales of licensed products in the event that we realize sales from products covered by the license agreement, and between 10% and 20% of non-royalty income attributable to a sublicense of the CMCC rights. Such products include products developed using our proprietary platform that are covered by a valid claim contained in any patent under the license agreement. Amounts paid to CMCC are recorded as research and development expense in the statement of operations. The royalty term will terminate on the expiration date of the last valid claim within the licensed patent rights.

CMCC may terminate the CMCC Agreement if we commit a breach of the agreement and fail to cure such breach within 60 days (or 30 days in the case of our failure to make any payment) after written notice is provided, or immediately upon our bankruptcy, insolvency, dissolution or winding up, or upon 30 days' notice if we bring patent challenges relating to any patent families licensed by us under the CMCC Agreement. In addition, we may terminate the CMCC Agreement for convenience upon three months prior written notice to CMCC. Upon expiration of the CMCC Agreement, we will have a worldwide, perpetual, irrevocable, sublicensable license to the intellectual property previously covered by the CMCC Agreement.

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

SRK-181 is subject to the terms of the Adimab Agreement, and in March 2019, we exercised our Development and Commercialization Option for the Research Program from which SRK-181 was generated. In January 2020 and December 2020, we exercised our Development and Commercialization Option for additional Research Programs.

Intellectual Property

Our commercial success depends in part on our ability to protect intellectual property for our product candidates, including apitegromab and SRK-181, and related methods, as well as our novel approach and proprietary platform for generating monoclonal antibodies; to secure freedom-to-operate to enable commercialization of our product candidates, if approved; and to prevent others from infringing upon our patent rights. Our policy is to seek to protect our intellectual property position by filing patent applications in key jurisdictions, including the U.S., Europe, Canada, Japan and Australia, covering our proprietary technology, inventions and improvements that are important to innovate, develop, sustain and implement our business.

We file patent applications directed to compositions comprising our antibodies, classes of antibodies covering our product candidates, use of such antibodies for treating diseases, as well as related manufacturing methods. As of January 1, 2021, we have 20 pending patent families across multiple programs. Among the pending families, 14 have been nationalized, from which 10 applications have matured into U.S. issued patents, six granted in Australia, two granted in Europe, one granted in Israel, two granted in Japan, one granted in Singapore, and one granted in South Africa. Collectively, there are 167 national or direct utility applications pending or issued. In addition, there are two patent family filings which are in the priority year. We continue to review and harvest new inventions for new patent filings.

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

Platform

Our novel approach to generating selective modulators of supracellular activation of growth factors is broadly embodied in our two earliest “platform” patent families, PCT/US2013/068613 (published as WO 2014/074532) and PCT/US2014/036933 (published as WO 2014/182676). These patent families are directed to methods for modulating the activation of the TGFβ superfamily of growth factors and methods for screening for a monoclonal antibody that specifically targets an inactive form of the growth factor, thereby preventing activation (e.g., release) of mature growth factor. The TGFβ superfamily is a group of more than 30 related growth factors/cytokines that mediate diverse biological processes and includes TGFβ1 and myostatin (also known as GDF-8). Issued U.S. patents in the platform families include: U.S. Patents Nos. 9,573,995 (issued 02/21/2017); 9,758,576 (issued 09/12/2017); 9,580,500 (issued 02/28/2017); 9,399,676 (issued 07/26/2016), 9,758,577 (issued 09/12/2017) and 10,597,443 (issued 03/24/2020). There is also a granted European (“EP”) platform patent: EP2981822 (granted on 09/02/2020), which was validated in 37 states. These US and EP patents are projected to expire in 2034.

Specifically, EP2981822 has granted composition of matter claims directed to an antibody capable of binding a recombinant antigen comprising pro-TGFβ1 or a growth factor-prodomain complex which comprises the TGFβ1 LAP complex, in addition to claims directed to methods of making such antibodies.

U.S. Patent No. 9,573,995 has issued composition of matter claims directed to an antibody that specifically binds to GARP associated with a human TGFβ1 LAP complex.

U.S. Patent No. 9,758,576 has issued composition of matter claims directed to an isolated monoclonal antibody, or a fragment thereof, that specifically binds the prodomain of a pro/latent GDF-8/myostatin complex, thereby preventing proteolytic cleavage between residues Arg 75 and Asp 76 of GDF-8/myostatin prodomain, so as to inhibit the release of mature GDF-8/myostatin growth factor from the complex.

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

In addition, U.S. Patent No. 10,597,443 has issued with claims that broadly cover manufacturing methods for a pharmaceutical composition containing an antibody that binds a large latent complex of TGFβ, thereby modulating TGFβ signaling.

Myostatin Activation Inhibitors

Six patent families have been filed to date to cover proprietary myostatin inhibitors and their use in the treatment of various muscle and metabolic diseases. Patent prosecution of these pending patent families is ongoing but relatively early.

Two families are directed to composition of matter claims that cover our proprietary antibodies. PCT/US2015/059468 (published as WO 2016/073853) broadly covers a class of monoclonal antibodies that specifically bind inactive precursors thereby preventing activation of myostatin. This patent family is projected to expire in November 2035. U.S. Patent 10,307,480 has issued in June 2019, with issued claims directed to Scholar Rock proprietary antibodies that specifically bine pro/latent myostatin, including 29H4, the parental clone of apitegromab, and variants. A second family, PCT/US2016/052014 (published as WO 2017/049011), discloses the specific amino acid sequence of apitegromab and is projected to expire in September 2036. Patent 10,751,413 issued in August 2020, with claims directed to antibodies and pharmaceutical compositions comprising the heavy and light chain sequences of apitegromab. The European application has also been found allowable, with an Intention to Grant issued by the European Patent Office (EPO). The allowable claims relate to antibodies comprising the heavy and light chain variable region sequences of apitegromab, and pharmaceutical compositions of the antibodies.

The following three patent families are directed to therapeutic uses/methods:

PCT/US2017/012606 (published as WO 2017/120523) broadly covers treatment methods for a number of muscle and neuromuscular disease and disorders using an antibody that specifically blocks the activation step of myostatin. The related U.S. application was issued in May 2019 as U.S. Patent 10,287,345 and is projected to expire in September 2036. The issued claims are drawn to methods for inhibiting myostatin activation using our proprietary activation inhibitors (such as apitegromab) to cause specified pharmacological effects to treat a variety of conditions including, muscle and metabolic disorders. A second U.S. application issued as U.S. Patent 10,882,904 in January 2021. The issued claims recite methods for inhibiting myostatin activation using an antibody comprising the heavy and light chain sequences of apitegromab for various indications.

PCT/US2017/037332 (published as WO 2017/218592) is directed to methods for treating neuromuscular diseases and selecting patient populations that are likely to respond to myostatin inhibition. This filing includes the treatment of SMA in patients who are on an SMN corrector therapy (e.g., SMN upregulators). This patent family is projected to expire in June 2037. The PCT application was nationalized in 11 jurisdictions, and the applications in the three key jurisdictions (i.e., U.S., Europe and Japan) have recently either been allowed or granted. Specifically, the U.S. application, serial number 16/308,007 was recently found allowable. The allowed claims are directed to add-on or combination therapy for treating spinal muscular atrophy with a myostatin inhibitor and a neuronal corrector (such as smn upregulator therapy). Similar claims are also granted in Japan (JP Patent No. 6823167). Likewise, the European counterpart has granted as EP 3368069B1, and has been validated in 37 states. The granted European claims are directed to add-on therapy and combination therapy for the treatment of SMA using a myostatin-selective inhibitor, in conjunction with an SMN corrector therapy.

PCT/US2018/012686 (published as WO 2018/129395) relates to the treatment of metabolic diseases with a myostatin activation inhibitor and is projected to expire in January 2038. The PCT was nationalized in 2019 and is in the early stages of prosecution.

In addition to the five pending patent families listed above, there is also a recently-filed provisional application directed to inventions deriving from the phase 2 clinical trial of apitegromab. Moreover, issued claims of U.S. Patent 9,758,576 from the platform patents discussed in detail above cover monoclonal antibodies that selectively inhibit myostatin signaling by blocking the proteolytic activation of latent myostatin. These issued composition of matter claims provide protection for our first antibody apitegromab, as well as any other monoclonal antibodies that work by this unique mechanism of action. This patent expires in May 2034, not including any potential patent term extension.

TGFβ1 Activation Inhibitors

In addition to the patent families discussed above in the Platform section that generically cover certain aspects of the TGFβ1 program, ten patent families have been filed to date, covering various specific aspects of our TGFβ1 program. Patent prosecution of these families is in the early stages, and no patents specifically directed to SRK-181 have issued to date.

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

In addition, high-affinity, isoform-selective TGFβ1 inhibitors are disclosed in PCT/2019/041373 (published as WO US2020/014460). Patents of this family are projected to expire in 2039. Separately, three direct national/regional applications covering related subject matter have been filed, in the U.S., Europe and Hong Kong, and are projected to expire in 2039. Additionally, PCT/US2021/012969 (not yet published) discloses data related to biomarkers for the high-affinity, isoform-selective TGFβ1 inhibitors and is projected to expire in 2041. Antibodies claimed in these patent families are excluded from the Gilead Collaboration Agreement and protect our SRK-181 clinical candidate.

Separately, other improved isoform-selective, context-independent inhibitors of TGFβ1 are disclosed in PCT/US2019/041390 (published as WO 2020/014473). This family is projected to expire in 2039. PCT/US2021/12930 (not yet published) is directed to optimized isoform-selective, context-independent inhibitors of TGFβ1. This family is projected to expire in 2041.

Antibodies disclosed in these two patent families are subject to our Gilead Collaboration Agreement (Program 1).

LTBP complex-specific inhibitors of TGFβ1 are described in two patent families: PCT/US2018/44216 (published as WO 2019/023661) which is expected to expire in July of 2038; and PCT/US2020/15915 (published as WO2020/160291), which is expected to expire in 2040. The antibodies disclosed in these applications are subject to our Gilead Collaboration Agreement (Program 2).

LRRC33-specific inhibitors are described in a further patent family: PCT/US2018/031759 (published as WO 2018/208888) which is expected to expire in May of 2038. The antibodies disclosed in these applications are excluded from our Gilead Collaboration Agreement.

PCT/US2017/042162 (published as WO 2018/013939) is a collaboration patent family exclusively licensed to Janssen. This patent family covers antibodies that specifically inhibit GARP-associated TGFβ, and is projected to expire in July 2037. Janssen takes prosecution lead in this case.

RGMc-Selective Inhibitors

Two patent families have been filed to date, covering various aspects of our BMP6/RGMc program. PCT/US2019/57687 (published as WO2020/86736) is directed to RGMc-selective inhibitors and will expire in 2039. A second family has been filed and is in the priority year, which will be converted to international patent application (PCT) in March of 2021.

Intellectual Property Protection

We cannot predict whether the patent applications we pursue will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide any proprietary protection from competitors. Even if our pending patent applications are granted as issued patents, those patents, as well as any patents we license from third parties, may be challenged, circumvented or invalidated by third parties. While there are currently no contested proceedings or third-

party claims relating to any of the patents described above, we cannot provide any assurances that we will not have such proceedings or third-party claims at a later date.

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

Manufacturing

We do not own or operate facilities for clinical drug manufacturing, storage, distribution or quality testing. Currently, all of our clinical manufacturing is outsourced to third-party manufacturers. As our development programs expand and we build new process efficiencies, we expect to continually evaluate this strategy with the objective of satisfying demand for registration trials and, if approved, the manufacture, sale and distribution of commercial products.

Antibody Discovery

We have built and internalized antibody display and discovery capability, however at times we may continue to rely on third parties to conduct antibody discovery and optimization based on criteria and specifications provided by us. Certain antibody discovery and optimization vendors require us to enter into a license with them for the right to use antibodies discovered by them in humans or for commercial purposes. Such license could include substantial milestone payments and royalties to the extent we choose to use an antibody discovered by such vendor. On March 12, 2019, we exercised an option to receive such a license from Adimab pursuant to our Adimab Agreement. Please see the description above in “License Agreements – Adimab Agreement” for more details on the terms of this agreement.

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

Any product candidates that we successfully develop and commercialize could compete with currently approved therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products.

At this time, there are no FDA- or EMA-approved muscle-directed treatments for SMA. We believe apitegromab (SRK-015) may be used in conjunction with SMN upregulators or as a monotherapy in certain settings. Biogen markets SPINRAZA® (nusinersen), the first marketed SMN2 upregulator. Biogen is also developing BIIB110 for SMA and other diseases. BIIB110 is a Phase 1 investigational agent that is intended to work in part through inhibition of the myostatin signaling pathway.

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

A third SMN upregulator, The Roche Group’s (“Roche’s”)Evrysdi® (risdiplam), received FDA approval on August 7, 2020. Like SPINRAZA® (nusinersen), risdiplam modulates the SMN2 gene but is administered in an oral dosage form.

Cytokinetics, Inc. is developing reldesemtiv, a fast-skeletal muscle troponin activator (“FSTA”), as a potential treatment for amyotrophic lateral sclerosis (“ALS”) and SMA.

Catalyst Pharmaceuticals Inc.is developing an investigational agent with another mechanism of action for the treatment of SMA.

Many companies, such as Regeneron Pharmaceuticals, Inc. and Roche are developing therapies for muscle-wasting diseases, other than SMA, that are intended to work, at least in part, through inhibition of the myostatin signaling pathway.

Our competitors for SRK-181 may include other companies developing cancer immunotherapies to be used in combination with CPI therapy. Merck KGaA’s bintrafusp alfa, a bifunctional TGF-β trap/PD-L1 antibody that is partnered with GSK, the leading investigational agent of this emerging class of therapies intended to improve outcomes in patients non-responsive to CPI inhibition. Bintrafusp alfa is currently is in Phase 2 and 3 trials for the treatment of biliary tract cancer (“BTC”), non-small cell lung cancer (“NSCLC”) and cervical cancer, as well as in multiple early-stage clinical studies in a variety of solid tumor types.

Other companies, including Novartis, Merck (acquired Tilos Therapeutics), Sanofi S.A., Bristol Meyers Squibb (acquired Forbius), Gilead and AbbVie Inc. are developing therapies for cancer immunotherapy in combination with CPI therapy, that are intended to work, at least in part, through inhibition of the TGFβ signaling pathway.

Our competitors may also include companies that are or will be developing therapies for the same therapeutic areas that we are targeting within our early pipeline, including other neuromuscular disorders, cancer and fibrosis.

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

The availability of reimbursement from government and other third-party payors will also significantly affect the pricing and competitiveness of our products. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Government Regulation

Government authorities in the U.S. at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, such as apitegromab, SRK-181 and any future product candidates. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. Biological Product Development

In the U.S., the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”), and its implementing regulations and biologics under the FDCA, the Public Health Service Act (“PHSA”), and their implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Apitegromab, SRK-181, and any future product candidates must be approved by the FDA through a Biologics License Application (“BLA”), process before they may be legally marketed in the U.S. The process generally involves the following:

●	Completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice (“GLP”) requirements;
●	Manufacture of drug substance and drug product in accordance with applicable regulations, including manufacturing activities performed in accordance with good manufacturing practice (“GMP”) requirements;
●	Submission to the FDA of an IND application, which must become effective before human clinical trials may begin;
●	Approval by an institutional review board (“IRB”) or independent ethics committee at each clinical trial site before each trial may be initiated;
●	Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice (“GCP”) requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
●	Submission of a BLA to the FDA;
●	A determination by the FDA within 60 days of its receipt of a BLA to accept the filing for review;

●	Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the biologic will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the biologic’s identity, strength, quality and purity;
●	Potential FDA audit of the clinical trial sites that generated the data in support of the BLA; and
●	FDA review and approval of the BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the biologic in the U.S.

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for apitegromab, SRK-181 and any future product candidates will be granted on a timely basis, or at all.

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

An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin. Some long-term preclinical testing may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

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

A sponsor who wishes to conduct a clinical trial outside of the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA. The FDA will accept a well-designed and well-conducted foreign clinical study not conducted under an IND if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may overlap.

●	Phase 1 clinical trials generally involve a small number of healthy volunteers or disease-affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the product candidate.
●	Phase 2 clinical trials generally involve studies in disease-affected patients to evaluate proof of concept and/or determine the dosing regimen(s) for subsequent investigations. At the same time, safety and further PK and PD information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.
●	Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product labeling.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of a BLA.

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

FDA Review Process

Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of a BLA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. The BLA is a request for approval to market the biologic for one or more specified indications and must contain proof of safety and efficacy for a drug or safety, purity and potency for a biologic. The application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the U.S.

Under the Prescription Drug User Fee Act (“PDUFA”) as amended, each BLA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all submitted BLAs before it accepts them for filing, and may request additional information rather than accepting the BLA for filing. The FDA must make a decision on accepting a BLA for filing within 60 days of receipt, and such decision could include a refusal to file (“RTF”) by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth review of the BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has 10 months, from the filing date, in which to complete its initial review of an original BLA and respond to the applicant, and six months from the filing date of an original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority BLAs, and the review process is often extended by FDA requests for additional information or clarification.

Before approving a BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates a BLA, it will issue an Approval Letter or a Complete Response Letter. An Approval Letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the BLA identified by the FDA. The Complete Response Letter may require additional clinical data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

Orphan Drug Designation

In March 2018, the FDA granted Orphan Drug Designation for apitegromab for the treatment of SMA. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making the product available in the U.S. for this type of disease or condition will be recovered from sales of the product.

After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if our product is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union (“EU”) has similar, but not identical, requirements and benefits.

Rare Pediatric Disease Designation

The FDA granted Rare Pediatric Disease designation for apitegromab for the treatment of SMA in August 2020.

The FDA grants Rare Pediatric Disease designation for serious and life-threatening diseases that primarily affect children ages 18 years or younger and fewer than 200,000 individuals in the United States. If a biologics license application (“BLA”) for apitegromab for the treatment of SMA is approved by the FDA, Scholar Rock may be eligible to receive a priority review voucher, which may be redeemed to obtain priority review for any subsequent marketing application or be sold or transferred.

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drugs and biologics that meet certain criteria. Specifically, new drugs and biologics are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to both the product and the specific indication for which it is being studied. The sponsor can request the FDA to designate the product for Fast Track status any time before receiving BLA approval, but ideally no later than the pre-BLA meeting. Any product submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious or life-threatening condition and, if approved, would provide a significant improvement in safety and effectiveness compared to available therapies. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug or biologic designated for priority review in an effort to facilitate the review.

A product may also be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”), that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions, as it deems necessary to assure safe use of the product. If the FDA determines that the conditions of approval are not being met, the FDA can withdraw its accelerated approval for such drug or biologic.

Additionally, a drug or biologic may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as Fast Track designation, plus intensive guidance from the FDA to ensure an efficient drug development program.

Fast Track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process.

Pediatric Information

Under the Pediatric Research Equity Act (“PREA”), as amended, a BLA or supplement to a BLA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted. A sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (“PSP”) within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

Post-marketing Requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping activities, reporting of adverse experiences, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. Prescription drug and biologic promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the drug or biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may also place other conditions on approvals including the requirement for a Risk Evaluation and Mitigation Strategy (“REMS”) to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve the BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Newly discovered or developed safety or effectiveness data may require changes to a drug’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures, including a REMS or the conduct of post-marketing studies to assess a newly discovered safety issue. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

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

Other Healthcare Laws

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we obtain marketing approval. Our future arrangements with third-party payors, healthcare providers and physicians may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drugs for which we obtain marketing approval. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. In the U.S., these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below.

●	The Anti-Kickback Statute, which makes it illegal for among other things, any person or entity, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by individual imprisonment, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.
●	The federal civil and criminal false claims laws, including the False Claims Act (“FCA”), which prohibits individuals or entities (including prescription drug manufacturers) from knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off label. Claims which include items or services resulting from a violation of the Anti-Kickback Statute are false or fraudulent claims for purposes of the FCA. Our future marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product and any future product candidates, are subject to scrutiny under this these laws.
●	The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit among other things, knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose, among other things, specified requirements on covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates, which include individuals or entities that perform services for covered entities involving the creation, use, maintenance or disclosure of, individually identifiable health information, relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
●	The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), which impose new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners.
●	Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor. Such laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures. Some state and local laws require the registration of pharmaceutical sales representatives.
●	State and foreign laws also govern the privacy and security of health information in some circumstances. Such data privacy and security laws may differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, in California the California Consumer Protection Act (“CCPA”), which went into effect on January 1, 2020, establishes a new privacy framework for covered businesses by creating an expanded definition of personal information, establishing new data privacy rights for consumers in the State of California, imposing special rules on the collection of consumer data from minors, and creating a new and potentially severe statutory damages framework for violations of the CCPA and for businesses that fail to implement reasonable security procedures and practices to prevent data breaches. While clinical trial data and information governed by HIPAA are currently exempt from the current version of the CCPA, other personal information may be applicable and possible changes to the CCPA may broaden its scope. The European Union General Data Protection Regulation (“GDPR”), also governs the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Current and Future Healthcare Reform Legislation

In the U.S. and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products.

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

Further, each chamber of Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. While Congress has not passed repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Reform Act includes a provision, effective January 1, 2019, decreasing the tax based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate,” to $0. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act (“Tax Act”), the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA. Further, the Bipartisan Budget Act of 2019 (“BBA”), among other things, amends the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In December 2018, CMS published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the “Cadillac” tax on certain high cost employer sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices; however, on December 20, 2019, President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax.

Congress may consider additional legislation to repeal or repeal and replace other elements of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Additionally, other federal health reform measures have been proposed and adopted in the U.S. since the ACA was enacted:

●	The Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments, including the BBA, will remain in effect through 2029 unless additional Congressional action is taken.
●	The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
●	The Middle Class Tax Relief and Job Creation Act of 2012 required that the CMS, reduce the Medicare clinical laboratory fee schedule by 2% in 2013, which served as a base for 2014 and subsequent years. In addition, effective January 1, 2014, CMS also began bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting.
●	On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy. We expect that additional foreign, federal and state healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

Further, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which have resulted in several recent Congressional inquiries and proposed bills and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the federal level, the Trump administration released a “Blueprint” that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. In addition, the U.S. government, state legislatures, and foreign governments have shown significant interest in implementing cost containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs to limit the growth of government paid health care costs. For example, the U.S. government has passed legislation requiring pharmaceutical manufacturers to provide rebates and discounts to certain entities and governmental payors to participate in federal healthcare programs. Additionally, the Trump Administration’s budget proposal for fiscal year 2019 and 2020 contains further drug price control measures that could be enacted during the budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. On September 25, 2019, the Senate Finance Committee introduced the Prescription Drug Pricing Reduction Action of 2019, a bill intended to reduce Medicare and Medicaid prescription drug prices. The proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill, the Lower Drug Costs Now Act of 2019, was introduced in the House of Representatives on September 19, 2019, and would require the HHS to directly negotiate drug prices with manufacturers. The Lower Drugs Costs Now Act of 2019 has passed out of the House and was delivered to the Senate on December 16, 2019. However, it is unclear whether either of these bills will make it through both chambers and be signed into law, and if either is enacted, what effect it would have on our business. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. Individual states in the U.S. have also become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of apitegromab, SRK-181 and any future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch Waxman Amendments. The Hatch Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

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

European Union Orphan Designation and Exclusivity

In the EU, the EMA’s Committee for Orphan Medicinal Products (“COMP”), grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU community (or where it is unlikely that the development of the medicine would generate sufficient return to justify the investment) and for which no satisfactory method of diagnosis, prevention or treatment has been authorized (or, if a method exists, the product would be a significant benefit to those affected). In December 2018, the EC granted Orphan Medicinal Product Designation to apitegromab for the treatment of SMA.

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

Reimbursement

Sales of our products will depend, in part, on the extent to which our products, if approved, will be covered by third-party payors, such as government health programs, commercial insurers and managed healthcare organizations, as well as the level of reimbursement such third-party payors provide for our products. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. The availability of coverage and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford treatments. Patients and providers are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a return on our investment. In the U.S. no uniform policy of coverage and reimbursement for drugs or biological products exists, and one payor’s determination to provide coverage and adequate reimbursement for a product does not assure that other payors will make a similar determination. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products candidates, if approved, will be made on a payor by payor basis. As a result, the coverage determination process may be a time consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

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

As noted above, the marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide coverage and adequate reimbursement. An increasing emphasis on cost containment measures in the U.S. has increased and we expect will continue to increase the pressure on pharmaceutical pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

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

Human Capital

Scholar Rock employees are relentlessly focused on seeing new possibilities in deep structural insights, validated biologies, and antibody technologies to discover and develop a pipeline of innovative new medicines. We are guided by our core values to create a collaborative, empowering, and silo-free culture so that we can move with speed and urgency to deliver high-impact medicines to patients with devastating diseases.

Employees. As of March 1, 2021, we had 119 full-time employees, of which 87 employees are engaged in research and development activities and 32 are engaged in general and administrative activities. All of our employees are based in the United States and most are based in Massachusetts. During 2020, we enhanced our capabilities by adding 34 new full-time employees. The new employees were hired to support a variety of functions and key initiatives, including extending our research, clinical and pre-clinical pipeline development, with hires in clinical development and operations, research, and general and administrative functions. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

Career Development and Growth. We emphasize employee development and training. To empower employees to unleash their potential individually and as a team, we invest in our employees by providing development opportunities, and the necessary resources to support their success, including management training, presentation workshops, paid conference attendance. The diversity of our employees and their skillsets also offers a unique opportunity for us to learn from each other’s experiences.

Competitive Pay and Benefits. Scholar Rock’s compensation programs are designed to align the compensation of our employees with our performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. We provide employee wages that are competitive within our industry based on employee positions, skill levels, experience and knowledge. Additionally, we offer equity to each of our employees as an incentive vehicle to align the interests of our employees with our stockholders.

Scholar Rock is committed to providing comprehensive benefit options and it is our intention to offer benefits that will allow our employees and their families to live healthier and more secure lives. Some examples of Scholar Rock’s benefits offered are: Medical insurance including prescription drug benefits, dental insurance, vision insurance, accident insurance, life insurance, disability insurance, health savings accounts, flexible spending accounts, legal insurance, identity theft insurance and pet insurance.

Employee Engagement: We routinely conduct confidential employee engagement surveys to obtain feedback on a variety of topics, including culture, values, diversity and inclusion, career development, employee satisfaction and tenure, and execution of our company strategy. These survey results are reviewed by our executive team so that we can continue to continue to increase employee satisfaction and improve the well-being of our employees.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic (the “COVID-19 pandemic”), which continues to spread throughout the U.S. and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the COVID-19 pandemic. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, including the development and deployment of any vaccine program. Accordingly, we cannot predict the extent to which our business, including our clinical trials, financial condition and results of operations will be affected. As a result of the COVID-19 pandemic, we have experienced disruptions that have impacted our business, preclinical studies and clinical trials, including disruptions or restrictions on our ability to access and monitor certain clinical trial sites, restrictions on clinical trial participants’ ability to access our clinical trial sites and delays in enrollment. Some clinical trial participants have missed or experienced delays in receiving doses of study drug and completing their clinical trial assessments. For example, three patients (one in Cohort 2 and two in Cohort 3) of the TOPAZ clinical trial each missed three doses of apitegromab and the six-month interim analysis timepoint due to COVID-19-related site access restrictions; the six-month timepoint from these patients was not included in the interim analysis. The COVID-19 pandemic has affected our clinical trials and could result in further impacts, including delays in or adverse impacts to data readouts (e.g. poor or negative efficacy results or adverse safety signal) from our clinical trials, delays in our ability to identify and enroll patients in current or future clinical trials and decisions by enrolled patients to discontinue from our clinical trials due to COVID-19 related concerns. Additionally, our laboratory operations have been reduced since the declaration of the pandemic and our research activities will continue to be impacted until our laboratory operations are able to return to normal levels of operation that existed prior to the COVID-19 pandemic. In addition, delays in the development of COVID-19 vaccines or the deployment of approved vaccines, a recurrence or “subsequent waves” of COVID-19 cases, or the discovery of vaccine-resistant COVID-19 variants could cause other widespread or more severe impacts. We continue to monitor developments as we deal with the disruptions and uncertainties relating to the COVID-19 pandemic.

Facilities

Our corporate headquarters and operations are located in Cambridge, Massachusetts.

In March 2015, we entered into a lease of laboratory and office space at 620 Memorial Drive in Cambridge, Massachusetts. Our amended lease expires in September 2023 and we have an option to extend the lease term for five additional years. In October 2020, we entered into a Sublease agreement with Orna Therapeutics, Inc. to lease this space for the period February 1, 2021 through August 31, 2023, unless terminated earlier.

In November 2019, we entered into a lease of laboratory and office space at 301 Binney Street in Cambridge, Massachusetts to be used as our new corporate headquarters. The expiration date is in August 2025 and we have the option to extend the term by two years. We relocated our headquarters to 301 Binney Street in 2021.

We believe that our facilities at 301 Binney Street are adequate to meet our current needs, and that suitable additional space will be available as and when needed.

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

Item 1A. Risk Factors

Careful consideration should be given to the following risk factors, together with all other information set forth in this Annual Report on Form 10-K (“Annual Report”), including our consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other documents that we file with the Securities and Exchange Commission (the “SEC”), in evaluating Scholar Rock Holding Corporation and our subsidiaries (collectively, the “Company”) and our business, before investing in our common stock. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The market price of our common stock could decline if one or more of these risks or uncertainties were to occur, which may cause you to lose all or part of the money you paid to buy our common stock. The risk factors described below disclose both material and other risks, and are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this report.

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

Risks Related to Product Development and Regulatory Approval

●	Product development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of apitegromab, SRK-181, or any future product candidates.
●	Our business may be materially and adversely affected by pandemics such as the ongoing COVID-19 pandemic. The COVID-19 pandemic has had, and will likely continue to have, an impact on our business and operations.
●	The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later-stage clinical trials.
●	Interim and preliminary results from our clinical trials that we announce or publish from time to time may change (e.g. from positive efficacy results to poor or negative efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.
●	The data from our clinical trials, including from any future clinical trials conducted by us or any of our collaborators, may reveal significant adverse events not seen in our preclinical studies or earlier clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

●	We rely on third parties to conduct our clinical trials and to conduct certain aspects of our preclinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may be delayed or unable to receive regulatory approval of or commercialize any potential product candidates, and our business could be materially harmed.
●	The regulatory approval process for our product candidates in the U.S., EU and other jurisdictions is currently uncertain and will be lengthy, time-consuming and inherently unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.
●	The FDA may disagree with our development plan and we may fail to receive or be delayed in receiving regulatory approval of our product candidates.
●	We have received Orphan Drug Designation from the FDA for apitegromab for the treatment of SMA and the EC granted Orphan Medicinal Product Designation to apitegromab for the treatment of SMA. We may seek Orphan Drug Designation from regulatory authorities in other jurisdictions for apitegromab and Orphan Drug Designation from the FDA, EC or regulatory authorities in other jurisdictions for our future product candidates. In any of these instances, we may not receive the requested designation or we may be unable to realize the benefits associated with Orphan Drug Designation, including the potential for market exclusivity.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to develop our product pipeline and receive regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

Risks Related to Manufacturing and Supply

●	Because we rely on third-party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials, and, if approved, commercial materials, may become limited or interrupted or may not be of satisfactory quantity or quality.

Risks Related to Our Business and Operations

●	We will need to continue to grow our organization, including our personnel, systems and relationships with third parties, in order to develop our drug candidates.
●	Failure by us or any of our employees, independent contractors, consultants, commercial partners or vendors to comply with applicable laws and regulations could negatively affect our business and operations.
●	The failure to maintain the Gilead Collaboration Agreement, or the failure of Gilead to perform its obligations under or our failure to achieve certain milestones under the Gilead Collaboration Agreement could negatively impact our business, financial condition, results of operations and prospects.

Risks Related to Intellectual Property

●	Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
●	We depend on intellectual property licensed from third parties. Failure to comply with our obligations under any of these licenses or termination of any of these licenses could result in the loss of significant rights, which would harm our business.

Risks Related to Our Financial Condition and Capital Requirements

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

Risks Related to Our Common Stock

●	Our stock price is volatile and various factors could make our stock less attractive to investors.

Risks Related to Product Development and Regulatory Approval

Product development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of apitegromab, SRK-181, or any future product candidates.

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

We may experience delays in initiating, progressing or completing our clinical trials. We also may experience numerous unforeseen events during, or as a result of, any clinical trials in process or any future clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize apitegromab, SRK-181 or any future product candidates, including:

●	delay or inability to reach agreement with the FDA or comparable foreign regulatory authorities on acceptable clinical trial design;
●	any orders from local, state or federal governments or clinical trial site policies resulting from the COVID-19 pandemic that determine essential and non-essential functions and staff, which may impact the ability of site staff to conduct assessments, or result in delays to the conduct of the assessments, as part of our clinical trial protocols, or the ability to enter assessment results into clinical trial databases in a timely manner;
●	regulators, institutional review boards (“IRBs”) or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective Contract Research Organizations (“CROs”), the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	failure by our collaborators to provide us with an adequate and timely supply of product that complies with the applicable quality and regulatory requirements for a combination trial;
●	collaborators may provide insufficient funding for a clinical trial program, delay or stop a clinical trial, abandon a product candidate or clinical trial program, repeat or conduct new clinical trials or require a new formulation of a drug candidate for clinical testing;
●	clinical trials of any product candidates may fail to show safety and effectiveness, or produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;

●	the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower or more challenging than we anticipate or subjects may drop out of these clinical trials or fail to return for post treatment follow-up at a higher rate than we anticipate;
●	challenges in identifying or recruiting sufficient study sites or investigators for clinical trials;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	there may be delays related to the impact of the spread of COVID-19 coronavirus on the FDA’s ability to continue its normal operations;
●	clinical study sites or clinical investigators may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to, or regulators, IRBs or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	limitations on our or our CROs’ ability to access and verify clinical trial data captured at clinical study sites through monitoring and source document verification;
●	the cost of clinical trials of a product candidate may be greater than we anticipate;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate to initiate or complete a given clinical trial;
●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, IRBs or ethics committees to suspend or terminate the trials, or reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates;
●	our failure to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate and/or data emerging from other molecules in the same class as our product candidate;
●	the FDA, EMA or other regulatory authorities may require us to submit additional data such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial; and
●	evolution in the standard of care or changes in applicable governmental regulations or policies during the development of a product candidate that require amendments to ongoing clinical trials and/or the conduct of additional preclinical studies or clinical trials.
●	lack of adequate funding to complete a clinical trial

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

Our business may be materially and adversely affected by pandemics such as the ongoing COVID-19 pandemic. The COVID-19 pandemic has had, and will likely continue to have, an impact on our business and operations.

The ongoing COVID-19 pandemic is evolving, continues to spread globally, and to date has led to the implementation of various responses, including government-imposed quarantines, closure of non-essential business, work-from-home directives, travel restrictions, physical distancing, shelter-in-place orders and other public health safety measures. These measures have had and continue to have a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the COVID-19 pandemic, many of our employees are continuing their work remotely outside of our offices. Additionally, our laboratory operations have been reduced since the declaration of the pandemic and our research activities will continue to be impacted until our laboratory operations are able to return to normal levels of operation that existed prior to the COVID-19 pandemic. We rely on third party manufacturers to manufacture apitegromab and SRK-181. Two vaccines for COVID-19 coronavirus were granted Emergency Use Authorization by the FDA in late 2020, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots for the drug substance needed for apitegromab or SRK-181. If any of our third party manufacturers is adversely impacted by the COVID-19 pandemic or if they divert resources or manufacturing capacity to accommodate the development or manufacture of a COVID-19 coronavirus vaccine, our supply chain may be disrupted, limiting our ability to supply apitegromab or SRK-181 for our clinical trials. As a result of the COVID-19 pandemic, we have experienced, and may continue to experience, disruptions that impact our business, preclinical studies and clinical trials.

Our clinical trials include sites located in regions that have been afflicted by the COVID-19 coronavirus and many sites have instituted policies regarding operations as a result of the COVID-19 pandemic. Some factors from the COVID-19 pandemic that could adversely affect enrollment in, as well as conduct, progress, continuation and completion of our clinical trials include:

●	the diversion of healthcare resources away from the conduct of clinical trial matters to focus on COVID-19 pandemic concerns, including the administration of COVID-19 vaccines, which could negatively affect the attention of physicians serving as our clinical trial investigators, the hospitals serving as our clinical trial sites and the hospital staff supporting the conduct of our clinical trials;
●	limitations on travel and quarantine requirements that interrupt key trial activities, such as clinical trial site initiations, our ability and the ability of our CROs to access and monitor clinical trial sites, and new clinical trial site policies resulting from the COVID-19 pandemic that determine essential and non-essential functions and staff, which may impact the ability of site staff to conduct assessments, or result in delays to the conduct of the assessments, as part of our clinical trial protocols, or the ability to enter assessment results into clinical trial databases in a timely manner, or that limit the ability of a patient to participate in a clinical trial or delay access to product candidate dosing or assessments;
●	patients may be unable or unwilling to participate further (or may have to limit participation, including missing certain scheduled doses of the investigational product) in our clinical trials;
●	skipping or delays in product candidate dosing or assessments as part of a clinical trial that could adversely affect clinical trial data readouts, including efficacy and safety results;
●	skipping or delays in the administration of background therapies of patients in a clinical trial, such as SMN upregulator therapy for SMA or anti-PD-(L)1 therapy for cancer, or other background care that could adversely affect clinical trial data readouts, including efficacy and safety results;
●	interruption in global shipping affecting the transport of clinical trial materials, such as product candidates used in our trials; and
●	employee absenteeism or furlough days that delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

If a patient participating in one of our clinical trials contracts COVID-19 coronavirus, this could negatively impact the data readouts from these trials; for example, the patient may be unable to participate further (or may have to limit participation) in our clinical trial, the patient may show a different efficacy assessment than if the patient had not been infected, or such patient could experience an adverse event that could be attributed to our drug product. If a patient participating in any of our clinical trials receives COVID-19 vaccination, it is unknown how the vaccination may impact the data readouts from our clinical trial, such as efficacy and safety. The global outbreak of the COVID-19 coronavirus continues to evolve and the conduct of our trials may be adversely affected, despite efforts to mitigate this impact.

Some clinical trial participants have missed or experienced delays in receiving doses of study drug and completing their clinical trial assessments. For example, as of the TOPAZ Phase 2 interim analysis, three patients in the clinical trial each missed three doses of apitegromab and the six-month interim analysis timepoint due to COVID-19-related site access restrictions. Additionally, enrollment in the DRAGON Phase 1 clinical study in immuno-oncology has been slower than originally projected due to the travel restrictions imposed in areas affected by the COVID-19 pandemic and where certain clinical trial sites for this study are located. Disruptions and delays resulting from the COVID-19 pandemic could result in additional impacts upon our clinical trials, including delays in or adverse impacts to data readouts (e.g. poor or negative efficacy results or adverse safety signal) from our clinical trials and delays in our ability to identify and enroll patients in current or future clinical trials.

The extent to which the COVID-19 pandemic continues to impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and duration of the COVID-19 coronavirus and the actions to contain the COVID-19 coronavirus or treat its impact, among others.

Our clinical development strategy depends on the continued use and availability of certain third party approved drug therapies.

Apitegromab and SRK-181 are our two clinical-stage product candidates. Certain patients in our TOPAZ Phase 2 clinical trial are receiving apitegromab in conjunction with an approved SMN upregulator therapy such as nusinersen. These patients are reliant on the continued use and availability of such therapies. If access to an approved SMN upregulator therapy such as nusinersen becomes limited or is unavailable, we may be forced to pause or stop our TOPAZ trial, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for apitegromab in the trial. We have also initiated the DRAGON Phase 1 clinical trial of SRK-181 in patients with locally advanced or metastatic solid tumors that exhibit primary resistance to anti-PD-(L)1 antibody therapies. Certain patients in this clinical trial will receive SRK-181 in conjunction with an approved anti-PD-(L)1 therapy such as pembrolizumab. If access to the approved anti-PD-(L)1 therapy becomes limited or is unavailable, we may not be able to enroll, or may be delayed in enrolling patients or may be forced to pause or stop our DRAGON Phase 1 clinical trial, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for SRK-181 in the trial. Any delay or suspension of our clinical trials would significantly and adversely affect our business prospects.

The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later-stage trials.

The results of preclinical studies and early-stage clinical trials may not be predictive of the results of future clinical trials. Preclinical studies and early-stage clinical trials are primarily designed to study PK and PD, understand the side effects of product candidates, and evaluate various doses and dosing schedules. Our current or future product candidates may demonstrate different chemical, biological and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Product candidates in later-stages of clinical trials may fail to show desired pharmacological properties or produce positive safety and efficacy results despite having progressed through preclinical studies and initial clinical trials. We completed a Phase 1 trial for apitegromab in healthy adult volunteers and apitegromab is currently being evaluated in the TOPAZ Phase 2 proof-of-concept trial for the treatment of patients with Type 2 and Type 3 SMA. In October 2020, the Company announced positive six-month interim analysis results from the TOPAZ Phase 2 clinical trial. We also initiated the DRAGON Phase 1 trial for SRK-181 in cancer immunotherapy. We cannot assure you that the DRAGON Phase 1 trial, TOPAZ Phase 2 trial, or any other future clinical trials of SRK-181 or apitegromab, will show positive results. There can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

Interim and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim data, including interim top-line results or preliminary results from our clinical trials. Any interim data and other results from our clinical trials may materially change as more patient data become available. Preliminary or top-line results also remain subject to audit, validation and verification procedures that may result in the final data being materially different from the interim and preliminary data we previously published. As a result, interim and preliminary data may not be predictive of final results and should be viewed with caution until the final data are available. We may also arrive at different conclusions, or considerations may qualify such results, once we have received and fully evaluated additional data. For example, in October 2020, we announced data from the 6-month interim analysis of our TOPAZ trial of apitegromab. We believe these interim data support further evaluation of apitegromab in a registrational clinical trial, subject to consultation with the FDA and other regulatory agencies. We cannot assure you, however, that the data at the final 12-month analysis will be consistent with what we observed at the 6-month interim analysis, or that closer examination of the final data will continue to support our view that further evaluation of apitegromab in a registrational clinical trial is appropriate. Differences between preliminary or interim data and final data could adversely affect our business.

The data from our clinical trials, including from any future clinical trials conducted by us or any of our collaborators, may reveal significant adverse events not seen in our preclinical studies or earlier clinical trials and may result in a safety profile or undesirable side effects that could inhibit or limit regulatory approval or market acceptance of any of our product candidates.

If significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. Patients in our clinical trials may develop levels of anti-drug antibodies which could limit the potential efficacy of our product candidates or trigger negative autoimmune responses. We, the FDA, the competent authorities and/or ethics committees of the EU Member States or other applicable regulatory authorities, or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects.

Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. The side effects could result in a number of potentially significant negative consequences, including:

●	regulatory authorities may refuse to grant market approval to a product candidate or withdraw approvals of such product;
●	we may suspend marketing of such product;
●	regulatory authorities may require additional warnings on the label for such product;
●	we may be required to develop a REMS for such a product, or if a REMS is already in place, to incorporate additional requirements under the REMS, or to develop a similar strategy as required by a comparable foreign regulatory authority; or
●	we may be required to conduct additional post-market studies.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including due to the COVID-19 pandemic. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

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

We rely on third parties to conduct our clinical trials and certain aspects of our preclinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may be delayed or unable to receive regulatory approval of or commercialize apitegromab, SRK-181 or any future product candidates, and our business could be materially harmed.

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

We rely especially heavily on third parties over the course of our clinical trials, and, as a result, have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their individual employment policies or compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in civil monetary penalties, adverse publicity and civil and criminal sanctions. The FDA and National Institutes of Health recently signaled the government’s willingness to begin enforcing these registration and reporting requirements against non-compliant clinical trial sponsors.

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

The FDA may disagree with our development plan and we may fail to receive or be delayed in receiving regulatory approval of apitegromab, SRK-181 and future product candidates.

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

We have received rare pediatric disease designation for apitegromab for the treatment of SMA. Designation of a biologic as a product for a rare pediatric disease does not guarantee that a BLA for such biologic will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act (“FDCA”), we will need to request a rare pediatric disease priority review voucher in our original BLA for apitegromab. The FDA may determine that a BLA for apitegromab, if approved, does not meet the eligibility criteria for a rare pediatric disease priority review voucher, including for the following reasons:

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

The authority for the FDA to award rare pediatric disease priority review vouchers for biologics after September 30, 2024 is currently limited to biologics that receive rare pediatric disease designation on or prior to September 30, 2024, and the FDA may only award rare pediatric disease priority review vouchers through September 30, 2026. If the BLA for apitegromab is not approved on or prior to September 30, 2026 for any reason, it will not be eligible for a priority review voucher. However, it is possible the authority for the FDA to award rare pediatric disease priority review vouchers will be further extended by Congress.

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

Risk Related to Manufacturing and Supply

Because we rely on third-party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials, and, if approved, commercial materials, may become limited or interrupted or may not be of satisfactory quantity or quality.

We rely on third-party contract manufacturers to manufacture some of our preclinical product candidate supplies and rely on third-party contract manufacturers to manufacture all of our clinical trial product supplies and, if approved, will rely on third-party contract manufacturers to manufacture all of our commercial product supplies, including all of our drug substance, vialing, labeling, and packaging. We do not own manufacturing facilities for producing any clinical trial or commercial product supplies. There can be no assurance that our preclinical, clinical development, and, if approved, commercial product supplies will not be limited or interrupted, including as a result of the COVID-19 pandemic, or that our product supplies will be of satisfactory quality or continue to be available at acceptable prices. For example, we rely on a single source supplier for the manufacture of drug substance for apitegromab and SRK-181, and this supplier also manufactures parts of the COVID-19 vaccine that may be subject to the priorities and allocations authority under the Defense of Production Act of 1950 whereby a contract to manufacture the COVID-19 vaccine could take precedence over any manufacturing we have contracted with this supplier. In addition, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of apitegromab, SRK-181 or future product candidates will depend on the severity and duration of the spread of the virus, and the actions undertaken to contain the

COVID-19 coronavirus or treat its effects. Any replacement of our current drug substance contract manufacturer would require significant resources, lead time and expertise because there may be a limited number of qualified replacements.

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMP. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, such as due to the COVID-19 pandemic, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. These factors would increase our reliance on the original manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we must change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for apitegromab, SRK-181 or any future product candidate. To the extent that we have existing, or in the future enter into, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third-party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:

●	an inability to initiate or continue clinical trials for apitegromab, SRK-181 or of future product candidates under development;
●	delay in submitting regulatory applications, or receiving regulatory approvals, for apitegromab, SRK-181 or future product candidates;
●	loss of the cooperation of an existing or future collaborator;
●	subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
●	requirements to cease distribution or to recall batches of apitegromab, SRK-181 or future product candidates; and
●	in the event of approval to market and commercialize apitegromab, SRK-181 or a future product candidate, an inability to meet commercial demands for our products.

In addition, we contract with fill and finishing providers which we believe have the appropriate expertise, facilities and scale to meet our needs. Failure to maintain compliance with cGMP can result in a contractor receiving FDA sanctions, which can impact our ability to operate or lead to delays in any clinical development programs. We believe that our current fill and finish contractors are operating in accordance with cGMP, but we can give no assurance that the FDA, EMA, competent authorities of the EU Member States or other regulatory agencies will not conclude that a lack of compliance exists. In addition, any delay in contracting for fill and finish services, or failure of the contract manufacturer to perform the services as needed, may delay any clinical trials, registration and launches, which could negatively affect our business.

Our reliance on third parties, such as manufacturers and antibody discovery vendors, may subject us to risks relating to manufacturing scale-up and may cause us to undertake substantial obligations, including financial obligations.

In order to continue to conduct later-stage clinical trials with apitegromab, SRK-181 or any of our future product candidates, or, if approved, produce commercial product we will need to manufacture such product candidate in large quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we, or any manufacturing partners, are unable to successfully scale-up the manufacture of our product candidates in sufficient quality and quantity, including as a result of the COVID-19 pandemic, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not received, which could significantly harm our business.

In addition, we rely, and intend to continue to rely, on third-party entities to conduct certain antibody discovery work based on criteria and specifications provided by us. Certain of our antibody discovery vendors may require us to enter into a license agreement with them or exercise an option in an existing agreement with them for the right to use antibodies discovered by them in humans or for commercial purposes. Such license or other agreements could include substantial milestone payments and royalties to the extent we choose to use an antibody discovered by such vendors. For example, under our Adimab Agreement, upon exercise of the development and option for the research program from which SRK-181 was generated, we paid to Adimab a non-creditable, nonrefundable option exercise fee; and on a Product (as defined in the Adimab Agreement)-by-Product basis, we will pay Adimab upon the achievement of various clinical and regulatory milestone events with total milestone payments not to exceed mid-teen millions in the aggregate for a given Product; for any Product that is commercialized, on a country-by-country and Product-by-Product basis, we are obligated to pay to Adimab a low-to-mid single-digit percentage of annual worldwide net sales of such Product during the applicable royalty period in each country. In addition, if we do not meet our obligations under such license or other agreements, the counterparties may have the ability to terminate the license or other agreements and we could lose the right to use the discovered antibodies, which could significantly and adversely impact our business.

Risks Related to Our Business and Operations

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As our clinical development plans and strategies continue to develop and expand, we expect we will need to hire additional managerial, clinical development, scientific, regulatory, and administrative personnel. Our ability to compete in the highly competitive oncology and immuno-oncology fields depends upon our ability to attract and retain highly qualified specialized personnel. If apitegromab and SRK-181 approach commercialization, we will also need to hire sales, marketing and other commercial personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our future financial performance and our ability to commercialize apitegromab, SRK-181 and future product candidates, if approved, will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on third parties, advisors and consultants to provide certain services, including clinical research organizations, contract manufacturers and companies focused on antibody development and discovery activities. There can be no assurance that the services of third parties, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality, accuracy or quantity of the services provided is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to receive, or may be substantially delayed in receiving, regulatory approval of apitegromab, SRK-181 or future product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

Our executives and highly skilled technical and managerial personnel are critical to our business. If we lose key personnel, or if we fail to recruit additional highly skilled personnel, our ability to further develop apitegromab, SRK-181 and identify and develop new or next generation product candidates will be impaired.

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

Despite the implementation of security measures, our internal computer systems and those of our existing and future CROs, and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. Our increased reliance on personnel working from home may increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other agencies and contractors. For example, the loss of preclinical or clinical data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of apitegromab and SRK-181 and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of apitegromab, SRK-181 and future product candidates could be delayed.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws and regulations of the FDA, EU Member States, EMA and other similar foreign regulatory bodies; provide true, complete and accurate information to the FDA, EMA and other similar foreign regulatory bodies; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we receive FDA approval of apitegromab, SRK-181 or any future product candidates and begin commercializing those products in the U.S., our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by our employees, independent contractors, consultants, commercial partners and vendors, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of civil, criminal and administrative penalties, damages, monetary fines, individual imprisonment, disgorgement, possible exclusion from participation in government healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and the curtailment of our operations, any of which could adversely affect our ability to operate our business, financial condition and results of operations.

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

In the U.S., there have been and continue to be a number of legislative and regulatory changes and proposed changes to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“ACA”) was enacted, which, among other things, has substantially changed the way health care is financed by both governmental and private insurers, and has significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, expands healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, establishes new government investigative powers and enhanced penalties for non-compliance, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% as of January 1, 2019, pursuant to the Bipartisan Budget Act of 2018) point of sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D, expands eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability, expands the entities eligible for discounts under the PHS Act’s pharmaceutical pricing program, also known as the 340B Drug Pricing Program, creates new requirements to report financial arrangements with physicians and teaching hospitals, commonly referred to as the Physician Payments Sunshine Act, creates a new requirement to annually report the identity and quantity of drug samples that manufacturers and authorized distributors of record provide to physicians, creates a new Patient Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research, and establishes the Center for Medicare Innovation at the CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017 (“Tax Act”), includes a provision that decreased the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate,” to $0, effective January 1, 2019. On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and held oral arguments on November 10, 2020. Pending a decision, the ACA remains in effect, but it is unclear at this time what effect these developments will have on the status of the ACA. On January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA -mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices; however, on December 20, 2019, President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. The Bipartisan Budget Act of 2018 (“BBA”), among other things, amends the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Selection Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. In concert with subsequent legislation, this includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030. However, pursuant to the Coronavirus Aid, Relief and Economy Security Act (“CARES Act”), and subsequent legislation, these Medicare sequester reductions will be suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. The American Taxpayer Relief Act of 2012 also reduced Medicare payments to several types of health care providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years, among other things.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration also previously released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. HHS has already started the process of soliciting feedback on some of these measures and, at the same, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that became effective January 1, 2019. In addition, there has been several changes to the 340B drug pricing program, which imposes ceilings on prices that drug manufacturers can charge for medications sold to certain health care facilities. On December 27, 2018, the District Court for the District of Columbia invalidated a reimbursement formula change under the 340B drug pricing program, and CMS subsequently altered the FYs 2019 and 2018 reimbursement formula on specified covered outpatient drugs (“SCODs”). The court ruled this change was not an “adjustment” which was within the Secretary’s discretion to make but was instead a fundamental change in the reimbursement calculation. However, most recently, on July 31, 2020, the U.S. Court of Appeals for the District of Columbia Circuit overturned the district court’s decision and found that the changes were within the Secretary’s authority. On September 14, 2020, the plaintiffs-appellees filed a Petition for Rehearing En Banc (i.e., before the full court), but was denied on October 16, 2020. It is unclear how these developments could affect covered hospitals who might purchase our future products and affect the rates we may charge such facilities for our approved products in the future, if any. While a number of these and other proposed measures will require authorization through additional legislation to become effective, Congress has indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Further, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 (“Right to Try Act”), was signed into law. The law, among other things, provides a federal framework for certain patients to request access to certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

In addition to the above, on November 20, 2020, the Office of Inspector General (“OIG”) finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. The final rule (with some exceptions) became effective January 19, 2021. We continue to evaluate what effect, if any, these rules will have on our business.

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

We, our CROs, and any potential collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the U.S., numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our CROs and collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

We conduct our TOPAZ Phase 2 clinical trial of apitegromab in the European Economic Area (“EEA”), may conduct future clinical trials in the EEA and therefore may be subject to additional privacy laws. The General Data Protection Regulation, (EU) 2016/679 (“GDPR”) became effective on May 25, 2018, and deals with the collection, use, storage, disclosure, transfer or other processing of personal data and on the free movement of such data. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the U.S., providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers.

The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Given the new law, we face uncertainty as to the exact interpretation of the new requirements and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Following the U.K.’s withdrawal from the EU on January 31, 2020 and the end of the transitional arrangements agreed between the U.K. and EU as of January 1, 2021, the GDPR has been incorporated into

U.K. domestic law by virtue of section 3 of the European Union (Withdrawal) Act 2018 and amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019. U.K.-based organizations doing business in the EU will need to continue to comply with the GDPR. Further, there is uncertainty with regard to how data transfers to and from the U.K. will be regulated.

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

In the conduct of our current or future clinical trials in the EEA, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA, in particular to the U.S., in compliance with European data protection laws. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products and solutions due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition and results of operations.

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

Additional laws and regulations governing international operations, including certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, could negatively impact or restrict our operations.

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

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products through while local, national and international conditions warrant. On March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials which the FDA continues to update. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. As of July 2020, the FDA is utilizing a rating system to assist in determining when and where it is safest to conduct such inspections based on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments. The FDA is either continuing to, on a case-by-case basis, conduct only mission critical inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval inspections. On November 23, 2020, the FDA Commissioner reiterated that the agency has

“resumed prioritized domestic surveillance inspections and are using all available tools and sources of information to support regulatory decisions on applications that include sites impacted by FDA’s ability to inspect due to COVID-19.” Foreign pre-approval inspections that are not deemed mission-critical remain postponed, while those deemed mission-critical will be considered for inspection on a case-by-case basis. The FDA may not be able to maintain this pace and delays or setbacks are possible in the future. Should FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA has stated that it generally intends to issue a complete response letter. The FDA issued a guidance document in December 2020 setting forth review timelines for applicant responses to complete response letters received because a facility inspection is required prior to approval. Further, if there is inadequate information to make a determination on the acceptability of a facility, FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Additionally, regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

Our current operations are concentrated in one location, and we or the third parties upon whom we depend may experience business interruptions and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster, including earthquakes, outbreak of disease or other natural disasters.

Our office and laboratory facilities are located in Cambridge, Massachusetts. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, the facilities at any clinical trial site, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of apitegromab, SRK-181 and future product candidates or interruption of our business operations. If a natural disaster, outbreak of disease, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. For example, the COVID-19 pandemic has already resulted in extended shutdowns of certain businesses and has had ripple effects to businesses around the world. This virus continues to spread globally and, as of March 2021, has spread to a number of countries, including the U.S. where cases continue to rise in certain states. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the spread of the COVID-19 coronavirus, most of our employees are continuing their work remotely outside of our offices. As a result of the COVID-19 pandemic, our ability to identify and enroll patients in current and future clinical trials may become more difficult and costly and data readouts from our clinical trials may be delayed or adversely impacted. The full extent to which the COVID-19 pandemic impacts our business or operations will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the COVID-19 coronavirus and the actions to contain the COVID-19 coronavirus or treat its impact, among others. Global health concerns, such as the COVID-19 pandemic, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate.

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

The success of our product candidates, apitegromab, SRK-181 and future product candidates, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, apitegromab, SRK-181 or future product candidates or assure that coverage and reimbursement will be available for any product that we may develop.

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

Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes. Further, due to the COVID-19 pandemic, millions of individuals have lost or will be losing employer-based insurance coverage, which may adversely affect our ability to commercialize our products.

In addition, coverage and reimbursement for products can differ significantly from payor to payor. One payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.

Payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain and maintain coverage and reimbursement for any product, we may need to conduct expensive evidence generation studies in order to demonstrate the medical necessity and cost-effectiveness of such a product, in addition to the costs required to obtain regulatory approvals. If payors do not consider a product to be cost-effective compared to current standards of care, they may not cover the product as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to cover its costs or make a profit. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

EU drug marketing and reimbursement regulations may materially affect our ability to market and receive coverage for our products in the European member states.

We intend to seek approval to market our product candidates in both the U.S. and in selected foreign jurisdictions. If we receive approval in one or more foreign jurisdictions for apitegromab, SRK-181 or future product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of medicinal products is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after receiving marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.

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

We may not be successful in our efforts to discover antibodies or identify potential product candidates under the Gilead Collaboration Agreement or Gilead may not elect to exercise its option to license our product candidates.

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

In addition, periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Moreover, complications due to the COVID-19 pandemic may result in inadvertent lapse due to, for example, unexpected closures of the USPTO or foreign patent offices, delays in delivery of notifications relating to deadlines, or failure to timely and/or properly obtain signatures on necessary documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

Our current owned patents and co-owned patents covering our proprietary technologies and our product candidates are expected to expire beginning in 2034 and November 2033, respectively, without taking into account any possible patent term adjustments or extensions. Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the U.S. or foreign jurisdictions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a material adverse effect on our business, results of operations, financial condition and prospects. We own and co-own pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from November 2033 through 2041, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.

We depend on intellectual property licensed from third parties. Failure to comply with our obligations under any of these licenses or termination of any of these licenses could result in the loss of significant rights, which would harm our business.

We are dependent on patents, know-how and proprietary technology, including intellectual property rights licensed from others. We may be a party to license agreements pursuant to which we in-license key patents and patent applications for our product candidates. These licenses impose various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the license. Any termination of licenses by third parties could result in our loss of significant intellectual property rights and could harm our ability to commercialize our product candidates.

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

Because our programs may involve additional product candidates that may require the use of additional proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license or use these proprietary rights.

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

In addition, recent or future patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. Under the enacted Leahy-Smith America Invents Act (the “America Invents Act”), enacted in 2013, the U.S. moved from a “first to invent” to a “first to file” system. Under a “first to file” system, assuming the other requirements for patentability are met, the first inventor to file a patent application generally will be entitled to a patent on the invention regardless of whether another inventor had made the invention earlier. The America Invents Act includes a number of other significant changes to U.S. patent law, including provisions that affect the way patent applications are prosecuted, redefine prior art and establish a new post-grant review system. The effects of these changes are currently unclear as the USPTO only recently developed new regulations and procedures in connection with the America Invents Act, and many of the substantive changes to patent law, including the “first to file” provisions, only became effective in March 2013. In addition, the courts have yet to address many of these provisions and the applicability of the act and new regulations on specific patents discussed herein have not been determined and would need to be reviewed. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Recent U.S. Supreme Court rulings have also narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. As a consequence, issued patents may be found to contain invalid claims according to the newly revised eligibility and validity standards. Additionally, some of our owned or in-licensed patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in proceedings before the USPTO, or during litigation, under the revised criteria which could also make it more difficult to obtain patents.

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

We may also choose to challenge the patentability of claims in a third-party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge the grant of a third-party’s patent in opposition proceedings in the EPO or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, European Patent Office (“EPO”) or other patent office, then we may be exposed to litigation by a third-party alleging that the patent may be infringed by our product candidates or proprietary technologies.

We may incur substantial costs as a result of litigation or other proceedings relating to our patents or the patents of our licensors, and we may be unable to protect our rights to our products and technology.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims against a third party(ies), which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. There is also the risk that, even if the validity of our patents or the patents of our licensors is upheld, the court will refuse to stop the third-party on the ground that such third-party’s activities do not infringe our owned or in-licensed patents. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business.

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

In some situations, we or our licensor, may not be able to detect infringement against our owned or in-licensed patents, as the case may be, which may be especially difficult for manufacturing processes or formulation patents. Even if we or our licensors detect infringement by a third-party of our owned or in-licensed patents, we or our licensors, as the case may be, may choose not to pursue litigation against or settlement with the third-party. If we, or our licensors, later sue such third-party for patent infringement, the third-party may have certain legal defenses available to it, which otherwise would not be available except for the delay between when the infringement was first detected and when the suit was brought. Such legal defenses may make it impossible for us or our licensors to enforce our owned or in-licensed patents, as the case may be, against such third-party.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or the USPTO.

If we or one of our licensing partners initiate legal proceedings against a third-party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third-party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include inter parties review, ex parte re-examination, post-grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings are expensive and could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

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

Patent terms may result in inadequate protection for our product candidates, and we may be unable to obtain patent term extensions and data exclusivity for our product candidates, resulting in material harm to our business.

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

Given the amount of time required for the development, testing and regulatory review of new product candidates, the patents protecting our product candidates might expire before or shortly after such candidates are commercialized. If we are unable to obtain patent term extension or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours, which could materially harm our business, financial condition, results of operations, and prospects.

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

Risks Related to Our Financial Condition and Capital Requirements

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a biopharmaceutical company formed in 2012 and our operations to date have been focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. We have not yet demonstrated the ability to progress any of our product candidates through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the twelve months ended December 31, 2020 and 2019, we reported a net loss of $86.5 million and $51.0 million, respectively. As of December 31, 2020, we had an accumulated deficit of $244.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, apitegromab and SRK-181, and any future product candidates.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, including clinical trials for apitegromab and SRK-181 and preclinical studies and clinical trials for any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of December 31, 2020, we had approximately $341.0 million in cash and cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2020, will be sufficient to fund our operating expenses and capital expenditure requirements into 2023. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Additionally, any program setbacks or delays due to changes in federal or state laws or clinical site or clinical vendor policies as a result of the COVID-19 pandemic could impact our programs and increase our expenditures. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

As of December 31, 2020, we had net operating loss carryforwards for federal and state income tax purposes of $168.4 million and $170.1 million, respectively, which begin to expire in 2032, except for our post 2017 federal net operating loss carryforwards of $117.9 million which do not expire. As of December 31, 2020, we also had available tax credit carryforwards for federal and state income tax purposes of $15.4 million and $2.6 million, respectively, which begin to expire in 2034 and 2021, respectively. Additionally, for taxable years beginning after December 31, 2020 the deductibility of such federal net operating losses is limited to 80% of our taxable income in any future taxable year. Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Private placements and other transactions that have occurred since our inception, as well as our initial public offering (“IPO”), may trigger such an ownership change pursuant to Section 382 of the Code. Any such limitation, whether as the result of our IPO, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years.

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

Similar to the trading prices of the common stock of other biopharmaceutical companies, the trading price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, these factors include:

●	announcements of significant acquisitions, strategic collaborations or partnerships, joint ventures or capital commitments by us, our collaborators or our competitors;
●	actual or anticipated variations in quarterly operating results or our cash position;
●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	changes in accounting practices; and
●	significant lawsuits, including patent or stockholder litigation.

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

As of December 31, 2020, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 17.8% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are an “emerging growth company” and a “smaller reporting company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth and smaller reporting companies will make our common stock less attractive to investors.

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

We are also a “smaller reporting company” as defined in the Exchange Act, and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws, any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. In addition, our amended and restated bylaws contain a provision by virtue of which, unless we consent in writing to the selection of an alternative forum, the U.S. District Court for the District of Massachusetts will be the exclusive forum for any complaint asserting a cause of action arising under the Securities Act. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions. We have chosen the U.S. District Court for the District of Massachusetts as the exclusive forum for such causes of action because our principal executive offices are located in Cambridge, Massachusetts. Some companies that have adopted similar federal district court forum selection provisions are currently subject to a suit in the Court of Chancery of the State of Delaware brought by stockholders who assert that the federal district court forum selection provision is not enforceable. While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum selection provision, and we may incur additional costs of litigation should such enforceability be challenged. If the federal forum selection provision is otherwise found inapplicable to, or unenforceable in respect of, one or more of the specified actions or proceedings, we may incur additional costs, which could have an adverse effect on our business, financial condition or results of operations. We recognize that the federal district court forum selection clause may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims, particularly if the stockholders do not reside in or near the Commonwealth of Massachusetts. Additionally, the choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters and operations are located in Cambridge, Massachusetts. In March 2015, we entered into a lease of laboratory and office space at 620 Memorial Drive in Cambridge, Massachusetts. Our amended lease expires in September 2023 and we have an option to extend the lease term for five additional years. This space has been sublet beginning February 1, 2021.

In November 2019, we entered into a lease of laboratory and office space at 301 Binney Street in Cambridge, Massachusetts to be used as our new corporate headquarters. We were involved in the construction and design of the space. The expiration date is in August 2025 and we have the option to extend the term by two years. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional space will be available as and when needed.

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

Stockholders

As of March 1, 2021, there were approximately 17 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

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

Item 6. Selected Financial Data

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, the “Exchange Act” and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to statements regarding our future expectations, plans and prospects, including without limitation, our expectations regarding the potential of the TGFβ program, our collaboration with Gilead, the potential of apitegromab as a therapy in SMA and the timeline for and progress in developing apitegromab, the potential of SRK-181 as a cancer immunotherapy and the timeline for and progress in developing SRK-181, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We urge you to consider the risks and uncertainties discussed in greater detail under the heading "Risk Factors" elsewhere in this Annual Report on Form 10-K in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. As a result of many factors, including those factors set forth under the heading "Risk Factors" elsewhere in this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a biopharmaceutical company focused on the discovery and development of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role. Our novel understanding of the molecular mechanisms of growth factor activation enabled us to develop a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target the precursor, or latent, forms of growth factors. By targeting the signaling proteins at the cellular level and acting in the disease microenvironment, we believe we may avoid the historical dose-limiting safety challenges associated with inhibiting growth factors for therapeutic effect. We believe our focus on biologically validated growth factors may facilitate a more efficient development path.

We have a productive scientific platform and are building our portfolio of novel product candidates with the aim of transforming the lives of patients suffering from a wide range of serious diseases, including neuromuscular disorders, cancer, and fibrosis. We have discovered and progressed the development of:

●	Apitegromab, an inhibitor of the activation of latent myostatin, for the treatment of SMA. We also believe apitegromab could have potential in the treatment of other myostatin-related disorders.
●	SRK-181, an inhibitor of the activation of latent TGFβ1, for the treatment of cancers that are resistant to anti-PD-(L)1 antibody therapies.
●	Potent and selective inhibitors of the activation of TGFβ in collaboration with Gilead, for the treatment of fibrotic diseases. We are advancing multiple collaboration programs toward product candidate selection.
●	Additional discovery and early preclinical programs related to the selective modulation of growth factor signaling.

Our first product candidate, apitegromab (formerly SRK-015), is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-directed therapy for the treatment of SMA. Our TOPAZ Phase 2 proof-of-concept trial enrolled 58 patients with Type 2 and Type 3 SMA across three cohorts; one patient discontinued from the trial. On October 27, 2020 we announced positive six-month interim analysis results from the TOPAZ trial and top-line data for the 12-month treatment period are expected in the second quarter of 2021. The FDA granted Rare Pediatric Disease designation and Orphan Drug Designation to apitegromab for the treatment of SMA in August 2020 and March 2018, respectively.

Our second product candidate, SRK-181, is being developed for the treatment of cancers that are resistant to CPI therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies. SRK-181 is a potent and highly selective inhibitor of the activation of latent TGFβ1. In May 2020, we announced the initiation of patient dosing in our DRAGON Phase 1 proof-of-concept clinical trial of SRK-181 in patients with locally advanced or metastatic solid tumors that exhibit primary resistance to anti-PD-(L)1 antibodies. This two-part trial consists of a dose escalation portion (Part A) and a dose expansion portion (Part B). Part A is evaluating SRK-181 as a single-agent and in combination with an approved anti-PD-(L)1 therapy and Part B will evaluate SRK-181 in combination with an approved anti-PD-(L)1 therapy across multiple solid tumor types, including urothelial carcinoma, cutaneous melanoma and non-small cell lung cancer, and other solid tumors. We expect to advance to Part B of the trial in the second quarter of 2021 with initial clinical response and safety data anticipated in the second half of 2021.

Since inception, we have incurred significant operating losses. Our net losses were $86.5 million and $51.0 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $244.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition, we anticipate that our expenses will increase in connection with our ongoing activities, as we:

●	continue development activities for apitegromab, including the completion of our TOPAZ Phase 2 clinical trial and the planning, for our Phase 3 clinical trial program and associated drug supply;
●	continue research and development activities for SRK-181, including the conduct of our DRAGON Phase 1 clinical trial;
●	continue research and development activities to support our collaboration with Gilead;
●	continue to discover, validate and develop additional product candidates through the use of our proprietary platform;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional research, development and business personnel; and
●	continue to build the infrastructure to support our operations as a public company.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic (the “COVID-19 pandemic”), which continues to spread throughout the U.S. and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the COVID-19 pandemic. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, including the development and deployment of any vaccine program. Accordingly, we cannot predict the extent to which our business, including our clinical trials, financial condition and results of operations will be affected. As a result of the COVID-19 pandemic, we have experienced disruptions that have impacted our business, preclinical studies and clinical trials, including disruptions or restrictions on our ability to access and monitor certain clinical trial sites, restrictions on clinical trial participants’ ability to access our clinical trial sites and delays in enrollment. Some clinical trial participants have missed or experienced delays in receiving doses of study drug and completing their clinical trial assessments. For example, three patients (one in Cohort 2 and two in Cohort 3) of the TOPAZ clinical trial each missed three doses of apitegromab and the six-month interim analysis timepoint due to COVID-19-related site access restrictions; the six-month timepoint from these patients was not included in the interim analysis. The COVID-19 pandemic has affected our clinical trials and could result in further impacts, including delays in or adverse impacts to data readouts (e.g. poor or negative efficacy results or adverse safety signal) from our clinical trials, delays in our ability to identify and enroll patients in current or future clinical trials and decisions by enrolled patients to discontinue from our clinical trials due to COVID-19 related concerns. Additionally, our laboratory operations have been reduced since the declaration of the pandemic and our research activities will continue to be impacted until our laboratory operations are able to return to normal levels of operation that existed prior to the COVID-19 pandemic. In addition, delays in the development of COVID-19 vaccines or the deployment of approved vaccines, a recurrence or “subsequent waves” of COVID-19 cases, or the discovery of vaccine-resistant COVID-19 variants could cause other widespread or more severe impacts. We continue to monitor developments as we deal with the disruptions and uncertainties relating to the COVID-19 pandemic.

Financial Operations Overview

Revenue

No revenues have been recorded from the sale of any commercial product. Revenue generation activities have been limited to collaborations, containing research services and the issuance of a license. Currently, revenue is being recognized related to the Gilead Collaboration Agreement which was executed on December 19, 2018 (the “Effective Date”), and we began recognizing associated revenue in 2019. Under the Gilead Collaboration Agreement, Gilead has exclusive options to license worldwide rights to product candidates that emerge from three of the Company’s TGFβ programs (each a “Gilead Program”). Each option may be exercised by Gilead at any time from the Effective Date through a date that is 90 days following the expiration of the Research Collaboration Term for a given Gilead Program (no later than March 19, 2022), or until termination of the Gilead Program, whichever is earlier (the “Option Exercise Period”).

Revenue associated with the research and development and license performance obligations relating to the Gilead Programs is recognized as revenue as the research and development services are provided using an input method. The input method is based on the costs incurred on each Gilead Program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over time. In management’s judgment, this input method is the best measure of progress towards satisfying the performance obligations. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. The estimate of remaining costs is highly subjective, as the research is novel, therefore efforts to be successful may be significantly different than the estimated costs made at the balance sheet date. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on our consolidated balance sheet. We expect to recognize the deferred revenue related to the research and development services based on the cost input method described above, over the remaining research term for each respective Gilead Program, which is up to three years from the execution of the agreement. Each research term is dependent on the timing of Gilead either exercising its options for the Gilead Programs or terminating further development on the Gilead Programs prior to the expiration date of the research term. The deferred revenue related to the material rights will be recognized as options are exercised by Gilead or at the conclusion of the Option Exercise Period.

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

We anticipate that our general and administrative expenses will increase in the future as our business expands to support expected growth in research and development activities, including the continued progression of our product candidates through development stages, as we hope to approach marketing and commercialization. These increases will likely include increased costs related to the hiring of additional personnel, as well as fees to outside consultants, among other expenses. We also anticipate continued expenses associated with being a public company, including costs for audit, legal, regulatory and tax-related services, director and officer insurance premiums and investor relations costs.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our cash and cash equivalents and marketable securities, interest expense incurred on our credit facilities (the August 2015 Loan and Security Agreement with Silicon Valley Bank, which was fully repaid in June 2019, and the October 2020 Loan and Security Agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”), both further discussed in Note 12 of our consolidated financial statements appearing elsewhere in this report), including amortization of debt discount and debt issuance costs.

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table summarizes our results of consolidated operations for the years ended December 31, 2020 and 2019 (in thousands, except percentages):

	Year Ended December 31,		Change
	2020	2019	$	%
Revenue	$15,403	$20,492	$(5,089)	(24.8)%
Operating expenses:
Research and development	74,062	54,217	19,845	36.6%
General and administrative	28,219	20,817	7,402	35.6%
Total operating expenses	102,281	75,034	27,247	36.3%
Loss from operations	(86,878)	(54,542)	(32,336)	59.3%
Other income (expense), net	395	3,542	(3,147)	(88.8)%
Net loss	$(86,483)	$(51,000)	$(35,483)	69.6%

Revenue

Revenue was $15.4 million for the year ended December 31, 2020 compared to $20.5 million for the year ended December 31, 2019, a decrease of $5.1 million, or 24.8%. The revenue for both of these periods was related to the Gilead Collaboration Agreement executed in December 2018. Revenue associated with the research and development and license performance obligations relating to the Gilead Programs is recognized as the research and development services are provided using a cost input method. A $25.0 million preclinical milestone was achieved in December 2019 through the successful demonstration of efficacy in preclinical in vivo proof-of-concept studies. As a result, the associated $25 million was included in the transaction price allocated to the performance obligations as of December 31, 2019. The decrease in revenue was attributable to the change in progress of the programs period over period, due to a lower utilization of internal resources partly due to laboratory restrictions associated with the COVID-19 pandemic.

Operating Expenses

Research and Development

Research and development expense was $74.1 million for the year ended December 31, 2020 compared to $54.2 million for the year ended December 31, 2019, an increase of $19.9 million, or 36.6%. The following table summarizes our research and development expense for the years ended December 31, 2020 and 2019 (in thousands, except percentages):

	Year Ended December 31,		Change
	2020	2019	$	%
External costs by program:
Apitegromab (SRK-015)	$19,213	$10,643	$8,570	80.5%
SRK-181	16,397	14,121	2,276	16.1%
Other early programs and unallocated costs	6,058	6,089	(31)	(0.5)%
Total external costs	41,668	30,853	10,815	35.1%
Internal costs:
Employee compensation and benefits	22,590	15,853	6,737	42.5%
Facility and other	9,804	7,511	2,293	30.5%
Total internal costs	32,394	23,364	9,030	38.6%
Total research and development expense	$74,062	$54,217	$19,845	36.6%

The increase in research and development expense was primarily attributable to the following:

●	An increase in our external research and development costs of $10.8 million, which primarily consisted of:
o	$8.6 million increase in costs associated with apitegromab, due primarily to costs from our TOPAZ Phase 2 clinical trial, including clinical drug supply manufacturing; and
o	$2.3 million increase in costs associated with SRK-181. Our DRAGON Phase 1 clinical trial was initiated during the first quarter of 2020 and the increase is associated with clinical trial costs.
●	$9.0 million increase in internal research and development costs, which was primarily driven by an increase in employee compensation and benefits costs, associated with increased headcount and related overhead as we continued to expand our research and development functions in addition to an increase in facility costs due to our new office and laboratory space at 301 Binney Street in Cambridge, Massachusetts.

We expect our research and development expenses to increase as we continue to advance the development of our product candidates, including apitegromab, completing our TOPAZ Phase 2 clinical trial and planning for the Phase 3 clinical trial program, and SRK-181, through our DRAGON Phase 1 clinical trial. Additionally, we expect to continue to conduct research under the Gilead collaboration. However, as described above in COVID-19 Pandemic, the ultimate extent of the impact of the COVID-19 pandemic on our results of operations will depend on future developments, which are highly uncertain. Accordingly, we cannot fully predict the extent to which our business and results of operations will be affected.

General and Administrative

General and administrative expense was $28.2 million for the year ended December 31, 2020 compared to $20.8 million for the year ended December 31, 2019, an increase of $7.4 million or 35.6%. The increase in general and administrative expense was primarily attributable to an increase of $4.4 million in employee compensation and benefits, related to increased headcount and separation related expenses, and $2.5 million in professional services.

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

Other Income (Expense), Net

The decrease in other income (expense), net was attributable a decrease in income earned on our investment portfolio, associated with lower interest rates during the year ended December 31, 2020, as compared to the year ended December 31, 2019, in addition to interest expense related to our debt facility entered into in October 2020.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any product revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of our convertible preferred stock and units in private placements before our IPO, and sale of our common stock through our IPO, to Gilead in an exempt private placement, through a secondary public offering in June 2019, and through a follow-on offering completed in November 2020, as well as payments from our research collaborations and a debt facility entered into in October 2020.

The following table provides information regarding our total cash and cash equivalents and marketable securities at December 31, 2020 and December 31, 2019 (in thousands):

	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$160,358	$36,308
Marketable securities	180,673	121,140
Total cash, cash equivalents and marketable securities	$341,031	$157,448

During the year ended December 31, 2020, our cash, cash equivalents and marketable securities balance increased by approximately $183.6 million. The change was primarily the result of net proceeds from the sale of our common stock in a follow-on offering completed in November 2020, the $25.0 million of cash received from Gilead in January 2020 from the preclinical milestone that was achieved in December 2019 for the successful demonstration of efficacy in preclinical in vivo proof-of-concept studies, as well as $25.0 million received from a debt facility entered into in October 2020, partially offset by cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our primary product candidates and supported our internal research and development efforts. We also made capital purchases and interest payments on our debt.

In October 2020, we entered into an underwriting agreement relating to the issuance and sale of an aggregate of 3,717,948 shares of our common stock at $39.00 per share and pre-funded warrants to purchase 2,179,487 shares of our common stock. The price of each pre-funded warrant was $38.9999, which equals the per share public offering price for the common shares less the $0.0001 exercise price for each such pre-funded warrant. The shares of common stock sold include 769,230 shares we granted to the underwriters related to an overallotment option, which was exercised in full. Total gross proceeds of the transaction was $230.0 million, including the proceeds from the option we granted to the underwriters. The offering closed on November 2, 2020 and we received approximately $215.9 million in net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses.

In October 2020, we entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Oxford and SVB (each, a “Lender” and collectively, the “Lenders”), providing up to $50.0 million of borrowings, of which $25.0 million was advanced on October 16, 2020. The additional $25.0 million under the Loan and Security Agreement will be available to us until December 31, 2021, subject to our achievement of both (i) the dosing of the first patient in a Phase 3 clinical trial for apitegromab and (ii) the dosing of the first patient in Part B of the DRAGON Phase 1 clinical trial for SRK-181.

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

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(60,271)	$(63,115)
Net cash used in investing activities	(63,498)	(62,236)
Net cash provided by financing activities	247,819	48,883
Net increase (decrease) in cash and cash equivalents and restricted cash	$124,050	$(76,468)

Net Cash Used in by Operating Activities

Net cash used in operating activities was $60.3 million for the year ended December 31, 2020 and consisted of our net loss of $86.5 million partially offset by changes in our assets and liabilities of $11.2 million and non-cash adjustments of $15.0 million. The changes in our assets and liabilities includes the reduction of accounts receivable due to the $25.0 million of cash received from Gilead in January 2020 from the preclinical milestone that was achieved in December 2019 and a $15.4 million change in deferred revenue related to the Gilead collaboration. The non-cash adjustments are primarily from equity-based compensation.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $63.5 million for the year ended December 31, 2020 compared to net cash used in investing activities of $62.2 million for the year ended December 31, 2019. Net cash used in investing activities for both periods was primarily associated with transactions involving our marketable securities as well as capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $247.8 million for the year ended December 31, 2020 compared to $48.9 million for the year ended December 31, 2019. Net cash provided by financing activities for the year ended December 31, 2020 consisted primarily of $215.9 million in net proceeds from the sale of our common stock in a follow-on offering completed in November 2020 as well as a $25.0 million drawdown from our debt facility, which we entered into in October 2020, in addition to $7.3 million in proceeds from stock option exercises.

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

We expect that our existing cash, cash equivalents, marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2023. However, we will require additional capital in order to complete clinical development for each of our current programs. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

●	the costs and timing of developing our product candidates, apitegromab and SRK-181, including the TOPAZ Phase 2 clinical trial and Phase 3 clinical program for apitegromab, the DRAGON Phase 1 clinical trial for SRK-181, and the costs and timing of conducting future clinical trials, including on account of the COVID-19 pandemic and its impact at clinical trial sites;
●	the costs of future manufacturing of apitegromab, SRK-181 and any other product candidates;
●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
●	the costs of identifying and developing, or in-licensing or acquiring, additional product candidates and technologies;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements, license agreements, or other agreements we might have at such time;
●	the costs of seeking marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;

●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and research and development activities;
●	the costs of expanding our infrastructure and facilities to accommodate our growing employee base, including adding equipment and physical infrastructure to support our research and development; and
●	the costs of operating as a public company.

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

Determination of the Fair Value of Equity-Based Awards

We determine the fair value of restricted common stock awards granted based on the fair value of our common stock less any purchase price, as applicable. We estimate the fair value of stock option awards granted using the Black-Scholes option-pricing model, which uses as inputs the fair value of our common stock and subjective assumptions we make, including the expected stock price volatility and the expected term of the award. Due to the lack of a public market for the trading of our common stock prior to our IPO, and a lack of company-specific historical and implied volatility data, we base the estimate of expected volatility on the historical volatility of a representative group of publicly traded companies for which historical information is available. The historical volatility is generally calculated based on a period of time commensurate with the expected term assumption. We use the simplified method to calculate the expected term for options granted to employees and directors. We utilize this method as we do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. For grants to non-employees, ASU 2018-07 allows entities to use the expected term to measure non-employee options or elect to use the contractual term as the expected term, on an award-by-award basis. The risk-free interest rate is based on a U.S. treasury instrument whose term is consistent with the expected term of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and do not have current plans to pay any dividends on our common stock.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

Our financial statements, together with the report of our independent registered public accounting firm, appear in this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f) and 15d-15(d) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and our Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO criteria”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2020.

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

(a)(3) Exhibits.

The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K):

Number	Description	Form	File No.	Exhibit No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.2	May 8, 2018
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.1.1	May 14, 2018
3.3	Amended and Restated By-laws of the Registrant	S-1/A	333-224493	3.4	May 8, 2018
4.1	Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated December 22, 2017	S-1	333-224493	4.1	April 27, 2018
4.2	Specimen Stock Certificate evidencing shares of common stock	S-1/A	333-224493	4.2	May 14, 2018
4.3	Amended and Restated Warrant to Purchase Stock, by and between Silicon Valley Bank and the Registrant, dated December 22, 2017	S-1	333-224493	4.3	April 27, 2018
4.4*	Description of Capital Stock	10-K	001-38501	4.4	March 12, 2020
10.1+	2017 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1	333-224493	10.1	April 27, 2018
10.2+	2018 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	333-224493	10.2	May 14, 2018
10.3+	Senior Executive Cash Incentive Bonus Plan	S-1/A	333-224493	10.3	May 8, 2018
10.4+	2018 Employee Stock Purchase Plan	S-1/A	333-224493	10.4	May 14, 2018
10.5+	Form of Indemnification Agreement	S-1/A	333-224493	10.5	May 14, 2018
10.6†	Exclusive License Agreement by and between the Registrant, and Children’s Medical Center, dated as December 16, 2013	S-1	333-224493	10.6	April 27, 2018
10.10+	Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreement, by Nagesh K. Mahanthappa, dated October 10, 2012	S-1	333-224493	10.10	April 27, 2018
10.11+	Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreement, by Yung H. Chyung, M.D., dated February 2, 2016	S-1	333-224493	10.11	April 27, 2018

10.12†	Option and License Agreement by and between the Registrant and Janssen Biotech, Inc., dated as of December 17, 2013	S-1	333-224493	10.13	April 27, 2018
10.13	Lease Agreement by and between 620 Memorial Leasehold LLC and the Registrant, dated March 5, 2015, as amended by the First Amendment dated February 22, 2016 and the Second Amendment dated February 22, 2018	S-1	333-224493	10.14	April 27, 2018
10.14+	Form of Employment Agreement to be entered into by and between Nagesh K. Mahanthappa, Ph.D. and the Registrant.	S-1/A	333-224493	10.15	May 14, 2018
10.15+	Form of Employment Agreement to be entered into by and between Yung H. Chyung, M.D., and the Registrant.	S-1/A	333-224493	10.17	May 14, 2018
10.16††	Master Collaboration Agreement, dated December 19, 2018, by and between the Registrant and Gilead Sciences, Inc.	8-K/A	001-38501	10.1	December 24, 2018
10.17††	Form of License Agreement.	8-K/A	001-38501	10.2	December 24, 2018
10.18	Share Purchase Agreement, dated December 19, 2018, by and between Scholar Rock Holding Corporation and Gilead Sciences, Inc.	8-K/A	001-38501	10.3	December 24, 2018
10.19	Registration Rights Agreement, dated December 19, 2018, by and among the Registrant, Gilead Sciences, Inc. and Scholar Rock Holding Corporation stockholder signatories named therein.	8-K/A	001-38501	10.4	December 24, 2018
10.20	Irrevocable Registration Rights Waiver and Amendment, dated December 19, 2018, by and among the Registrant, Gilead Sciences, Inc. and Scholar Rock Holding Corporation stockholder signatories named therein.	8-K/A	001-38501	10.5	December 24, 2018
10.21	Amended and Restated Collaboration Agreement, dated March 12, 2019, by and between Scholar Rock, Inc. and Adimab, LLC	8-K	001-38501	10.1	March 13, 2019
10.22	Lease Agreement by and between BMR-Rogers Street LLC and Scholar Rock, Inc., dated November 5, 2019. Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the Securities and Exchange Commission upon request.	10-Q	001-38501	10.2	November 12, 2019
10.23+	Employment Agreement, dated July 14, 2020, by and between Scholar Rock, Inc. and Stuart A. Kingsley.	8-K	001-38501	10.1	July 16, 2020
10.24+	Employment Agreement, dated July 14, 2020, by and between Scholar Rock, Inc. and Edward H. Myles.	8-K	001-38501	10.2	July 16, 2020
10.25+	Consulting Agreement, dated July 16, 2020, by and between Scholar Rock, Inc. and Nagesh K. Mahanthappa.	8-K	001-38501	10.3	July 16, 2020

10.26	Loan and Security Agreement, dated October 16, 2020, by and among the Registrant, Scholar Rock, Inc., Oxford Finance LLC and Silicon Valley Bank.
10.27+	Employment Agreement, dated May 23, 2018, by and between Scholar Rock, Inc. and Gregory Carven, as amended.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the signature page to this report).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*     Filed herewith.

**   Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

+     Indicates a management contract or compensatory plan.

†     Confidential treatment has been granted for certain portions of this exhibit. These portions have been omitted and filed separately with the SEC.

††   Portions of this exhibit have been omitted pursuant to a request for confidential treatment that will be separately filed with the SEC.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLAR ROCK HOLDING CORPORATION

Date: March 9, 2021	By:	/s/ Stuart A. Kingsley
Stuart A. Kingsley
President and Chief Executive Officer (Principal Executive Officer)
Date: March 9, 2021	By:	/s/ Edward H. Myles
Edward H. Myles
Chief Financial Officer and Head of Business Operations (Principal Financial Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Stuart A. Kingsley and Edward H. Myles, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stuart A. Kingsley	President and Chief Executive Officer	March 9, 2021
Stuart A. Kingsley	(Principal Executive Officer)

/s/ Edward H. Myles	Chief Financial Officer and Head of Business Operations	March 9, 2021
Edward H. Myles	(Principal Financial Officer)

/s/ David Hallal	Chairman of the Board of Directors	March 9, 2021
David Hallal

/s/ Kristina Burow	Director	March 9, 2021
Kristina Burow

/s/ Jeffrey S. Flier	Director	March 9, 2021
Jeffrey S. Flier

/s/ Michael Gilman	Director	March 9, 2021
Michael Gilman

/s/ Amir Nashat	Director	March 9, 2021
Amir Nashat

/s/ Akshay Vaishnaw	Director	March 9, 2021
Akshay Vaishnaw

SCHOLAR ROCK HOLDING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Scholar Rock Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scholar Rock Holding Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Boston, Massachusetts

March 9, 2021

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$160,358	$36,308
Marketable securities	180,673	121,140
Accounts receivable	—	25,000
Prepaid expenses and other current assets	3,373	2,719
Total current assets	344,404	185,167
Property and equipment, net	8,121	4,171
Operating lease right-of-use asset	32,261	4,447
Restricted cash	2,498	2,498
Other long-term assets	1,021	98
Total assets	$388,305	$196,381
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,409	$1,130
Accrued expenses	14,958	9,610
Operating lease liability	5,366	1,135
Deferred revenue	18,816	20,923
Other current liabilities	15	16
Total current liabilities	42,564	32,814
Long-term portion of operating lease liability	27,093	4,168
Long-term debt	24,680	—
Other long-term liabilities	5	9
Long-term portion of deferred revenue	33,193	46,489
Total liabilities	127,535	83,480
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2020 and December 31, 2019; no shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized and 34,152,470 shares issued and outstanding as of December 31, 2020; 150,000,000 shares authorized and 29,792,922 shares issued and outstanding as of December 31, 2019	34	30
Additional paid-in capital	505,069	270,682
Accumulated other comprehensive income (loss)	(2)	37
Accumulated deficit	(244,331)	(157,848)
Total stockholders’ equity	260,770	112,901
Total liabilities and stockholders’ equity	$388,305	$196,381

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019
Revenue	$15,403	$20,492
Operating expenses:
Research and development	74,062	54,217
General and administrative	28,219	20,817
Total operating expenses	102,281	75,034
Loss from operations	(86,878)	(54,542)
Other income (expense), net	395	3,542
Net loss	$(86,483)	$(51,000)
Net loss per share, basic and diluted	$(2.81)	$(1.85)
Weighted average common shares outstanding, basic and diluted	30,734,109	27,537,939

Comprehensive loss:
Net loss	$(86,483)	$(51,000)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(39)	45
Total other comprehensive income (loss)	(39)	45
Comprehensive loss	$(86,522)	$(50,955)

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	26,217,701	$26	$213,453	$(8)	$(106,848)	$106,623
Unrealized gain on marketable securities	—	—	—	45	—	45
Sale of common shares, net of issuance costs	3,450,000	4	48,344	—	—	48,348
Restricted shares forfeited during the period	(4,210)	—	—	—	—	—
Exercise of stock options	129,431	—	913	—	—	913
Equity-based compensation expense	—	—	7,972	—	—	7,972
Net Loss	—	—	—	—	(51,000)	(51,000)
Balance at December 31, 2019	29,792,922	$30	$270,682	$37	$(157,848)	$112,901
Unrealized loss on marketable securities	—	—	—	(39)	—	(39)
Sale of common shares and pre-funded warrants, net of issuance costs	3,717,948	4	215,918	—	—	215,922
Exercise of warrants	6,961	—	—	—	—	—
Restricted shares forfeited during the period	(42,010)	—	—	—	—	—
Exercise of stock options	676,649	—	7,294	—	—	7,294
Equity-based compensation expense	—	—	11,175	—	—	11,175
Net Loss	—	—	—	—	(86,483)	(86,483)
Balance at December 31, 2020	34,152,470	$34	$505,069	$(2)	$(244,331)	$260,770

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(86,483)	$(51,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,491	1,303
Amortization of debt discount and debt issuance costs	58	—
Gain or loss on sale of property and equipment	28	(8)
Equity-based compensation	11,175	7,972
Amortization/accretion of investment securities	(162)	(1,390)
Non-cash operating lease expense	2,380	997
Deferred payroll tax credit	—	176
Change in operating assets and liabilities:
Accounts receivable	25,000	(25,000)
Prepaid expenses and other current assets	(3,361)	(739)
Other assets	(923)	(98)
Accounts payable	2,101	(1,342)
Accrued expenses	5,089	2,453
Operating lease liabilities	(1,261)	(888)
Deferred revenue	(15,403)	4,508
Other liabilities	—	(59)
Net cash used in operating activities	(60,271)	(63,115)
Cash flows from investing activities:
Purchases of property and equipment	(4,088)	(3,115)
Purchases of marketable securities	(200,110)	(235,417)
Sales and maturities of marketable securities	140,700	176,288
Proceeds from sale of property and equipment	—	8
Net cash used in investing activities	(63,498)	(62,236)
Cash flows from financing activities:
Principal payments on debt	—	(365)
Proceeds from debt	24,622	—
Proceeds from sale of common shares and pre-funded warrants, net of issuance costs	215,922	48,348
Proceeds from stock option exercises	7,294	913
Other	(19)	(13)
Net cash provided by financing activities	247,819	48,883
Net increase (decrease) in cash and cash equivalents and restricted cash	124,050	(76,468)
Cash and cash equivalents and restricted cash, beginning of period	38,806	115,274
Cash and cash equivalents and restricted cash, end of period	$162,856	$38,806
Supplemental disclosure of non-cash items:
Property and equipment purchases in accounts payable and accrued expenses	$1,368	$—
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$31,286	$5,444
Supplemental cash flow information:
Cash paid for interest	$251	$—

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

Notes to Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

Organization

Scholar Rock Holding Corporation and its subsidiaries (collectively, the “Company”) is a biopharmaceutical company focused on the discovery and development of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role. The Company’s novel understanding of the molecular mechanisms of growth factor activation enabled the development of a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target these signaling proteins at the cellular level. The Company’s first product candidate, apitegromab (formerly SRK-015), is a highly selective fully human, monoclonal antibody, with a unique mechanism of action that results in the inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-directed therapy for the treatment of spinal muscular atrophy (“SMA”). Apitegromab is being evaluated in the Company’s TOPAZ Phase 2 proof-of-concept trial for the treatment of patients with Type 2 and Type 3 SMA. In October 2020, the Company announced positive six-month interim analysis results from the TOPAZ trial. The Company’s second product candidate, SRK-181, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor (“CPI”) therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies. SRK-181 is a potent and highly selective inhibitor of the activation of latent transforming growth factor beta-1 (“TGFβ1”). In May 2020, the Company announced the initiation of patient dosing in our DRAGON Phase 1 proof-of-concept clinical trial of SRK-181 in patients with locally advanced or metastatic solid tumors that exhibit primary resistance to anti-PD-(L)1 antibodies. Additionally, the Company continues to create a pipeline of novel product candidates with the potential to transform the lives of patients suffering from a wide range of serious diseases, including neuromuscular disorders, cancer, and fibrosis. The Company was originally formed in May 2012. Its principal offices are in Cambridge, Massachusetts.

Since its inception, the Company’s operations have focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect, as well as establishing the Company’s intellectual property portfolio and performing research and development activities. The Company has primarily financed its operations through various equity financings, including the initial public offering of its common stock (the “IPO”) in May 2018, a secondary offering in June 2019, and a follow-on offering of common stock and pre-funded warrants completed in November 2020 (Note 8), as well as research and development collaboration agreements.

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

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company’s product candidates. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash and cash equivalents, and marketable securities at December 31, 2020 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date the financial statements are issued.

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

Concentration of Credit Risk and Off-Balance Sheet Risk

The Company has no off-balance sheet risk, such as foreign exchange contracts, option contracts or other foreign-hedging arrangements. The Company follows an investment policy approved by the Board of Directors. Its primary objectives are the preservation of capital and maintenance of liquidity. The Company invests only in fixed income instruments denominated and payable in U.S. dollars including obligations of the U.S. government and its agencies and money market funds registered according to SEC Rule 2a-7 of the Investment Company Act of 1940. All securities must have a readily ascertainable market value, must be readily marketable and be U.S. dollar denominated.

Cash and Cash Equivalents and Restricted Cash

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. At December 31, 2020 and 2019, cash equivalents include money market funds that invest primarily in U.S. government-backed securities and treasuries.

Restricted cash consists of letters of credit in the amount of $2.5 million related to its leased facilities. The following table reconciles cash and cash equivalents and restricted cash per the balance sheet to the statement of cash flows:

	As of December 31,
	2020	2019
Cash and cash equivalents	$160,358	$36,308
Restricted cash	2,498	2,498
	$162,856	$38,806

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and right-of-use assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2020 or 2019.

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

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, consumables, etc.), and non-components (e.g. property taxes, insurance, etc.). Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components. For operating leases, lease expense relating to fixed payments is recognized on a straight-line basis over the term and lease expense relating to variable payments is expensed as incurred.

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

For a complete discussion of accounting for collaboration revenues, see Note 13, Agreements.

Research and Development Expenses and Accruals

Research and development expenses are expensed as incurred and consist of costs incurred in performing research and development activities, including compensation related expenses for research and development personnel, preclinical and clinical activities including cost of drug supply, overhead expenses including facilities expenses, materials and supplies, amounts paid to consultants and outside service providers, and depreciation of equipment. Upfront license payments related to acquired technologies which have not yet reached technological feasibility and have no alternative future use are also included in research and development expense.

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

Equity-Based Compensation

The Company accounts for equity awards, including common stock, restricted common stock, common stock options, granted as equity award compensation in accordance with ASC Topic 718, Compensation — Stock Compensation ("ASC 718"). ASC 718 requires all stock-based payments to employees, which includes grants of employee equity awards, to be recognized as expense in the statements of operations based on their grant date fair values.

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

Comprehensive Loss

Comprehensive loss is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes net loss and the change in accumulated other comprehensive income (loss) for the period. Accumulated other comprehensive loss consisted entirely of unrealized gains and losses on available-for-sale marketable securities during the period ending December 31, 2020 and 2019.

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

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding, including pre-funded warrants and excluding restricted common stock. The Company calculates diluted net loss per share by dividing net loss by the weighted average number of common shares outstanding, as applicable, after giving consideration to the dilutive effect of restricted common stock, warrants, pre-funded warrants, and stock options that are outstanding during the period.

Income Taxes

Income taxes are recorded in accordance with ASC Topic 740, Income Taxes ("ASC 740"), which provides for deferred taxes using an asset and liability approach. Under this method, deferred income tax assets and liabilities are recognized based on future income tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities, and their respective income tax basis. Deferred income tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of changes in income tax rates on deferred income tax assets and liabilities is recognized as income or expense in the period that a valuation allowance for any income tax benefits of which future realization is not more likely than not.

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

The Company is open to examination by the Internal Revenue Service for the tax years ended December 31, 2013 to December 31, 2020. Since the Company is in a U.S. loss carryforward position, carryforward tax attributes generated in prior years may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception.

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

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense) within the statement of operations and comprehensive loss. During the years ended December 31, 2020 and 2019, no marketable securities were adjusted for other than temporary declines in fair value.

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

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019 (in thousands):

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$119,841	$119,841	$—	$—
U.S. Treasury obligations, included in cash and cash equivalents	9,998	$9,998	$—	$—
Marketable securities:
U.S. Treasury obligations	180,673	180,673	—	—
Total assets	$310,512	$310,512	$—	$—

	Fair Value Measurements at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$34,896	$34,896	$—	$—
Marketable securities:
U.S. Treasury obligations	121,140	121,140	—	—
Total assets	$156,036	$156,036	$—	$—

Cash and cash equivalents and marketable securities include investments in money market funds and U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 as of December 31, 2020 and 2019. There were no transfers of assets between fair value measurement levels during the years ended December 31, 2020 and 2019.

The carrying amounts reflected in the balance sheets for accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at December 31, 2020 and 2019, due to their short-term nature.

The Company believes the terms of its debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company's debt approximates its fair value based on Level 3 of the fair value hierarchy.

Upon the completion of the IPO, the Company’s outstanding warrant to purchase preferred stock converted into a warrant to purchase common stock and the Company reclassified the fair value of the warrant to additional paid-in capital. On November 13, 2020, the warrant for 7,614 shares of the Company’s common stock was exercised at a price of $3.94 per share in a cashless transaction resulting in the issuance of 6,961 shares.

4. Marketable Securities

The following table summarizes the Company’s investments as of December 31, 2020 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$180,675	$7	$(9)	$180,673
Total available-for-sale securities	$180,675	$7	$(9)	$180,673

The following table summarizes the Company’s investments as of December 31, 2019 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$121,103	$39	$(2)	$121,140
Total available-for-sale securities	$121,103	$39	$(2)	$121,140

The aggregate fair value of marketable securities with unrealized losses was $45.7 million and $19.6 million at December 31, 2020 and 2019, respectively. At December 31, 2020 and 2019, 5 investments and 3 investments, respectively, were in an unrealized loss position. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may be until maturity.

5. Property and Equipment, Net

At December 31, 2020 and 2019, property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2020	2019
Laboratory equipment	$5,359	$5,432
Leasehold improvements	1,579	1,580
Computer equipment & software	461	423
Furniture & fixtures	224	219
Machinery & equipment	75	75
Construction in progress	5,282	—
	12,980	7,729
Less: Accumulated depreciation and amortization	(4,859)	(3,558)
	$8,121	$4,171

Depreciation and amortization expense was $1.5 million and $1.3 million for the years ended December 31, 2020 and 2019, respectively.

6. Accrued Expenses

At December 31, 2020 and 2019, accrued expenses consist of the following (in thousands):

	As of
	December 31,	December 31,
	2020	2019
Accrued payroll and related expenses	$6,663	$4,380
Accrued external research and development expense	5,387	4,088
Accrued payable for property and equipment	1,291	—
Accrued professional and consulting expense	1,141	929
Accrued other	476	213
	$14,958	$9,610

7. Preferred Stock

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

8. Common Stock

On October 28, 2020, the Company entered into an underwriting agreement relating to the issuance and sale of an aggregate of 3,717,948 shares of its common stock at $39.00 per share and pre-funded warrants to purchase 2,179,487 shares of its common stock. The price of each pre-funded warrant was $38.9999, which equals the per share public offering price for the common shares less the $0.0001 exercise price for each such pre-funded warrant. The shares of common stock sold include 769,230 shares pursuant to the overallotment option granted by the Company to the underwriters, which option was exercised in full. Total gross proceeds of the transaction was $230.0 million, including the proceeds from the option granted to the underwriters. The offering was made pursuant to the Company’s effective shelf registration on Form S-3. The offering closed on November 2, 2020 and the Company received approximately $215.9 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses. The pre-funded warrants are exercisable at any time, do not expire, and meet the condition for equity classification and were therefore recorded as a component of stockholders’ equity within additional paid-in capital. No pre-funded warrants have been exercised as of December 31, 2020.

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

Shares Reserved For Future Issuance

As of December 31, 2020, the Company had reserved common shares as follows:

As of
December 31,
2020
Common shares reserved for exercise of pre-funded warrants	2,179,487
Common shares reserved for future issuance under the 2018 ESPP	795,849
Common shares reserved for exercise of outstanding stock options under the 2017 and 2018 Plans	3,679,931
Common shares reserved for future issuance under the 2018 Plan	1,962,992
8,618,259

9. Equity-Based Compensation

Equity Plans

As of December 31, 2020, the Company has three active equity plans, the 2018 Stock Option and Incentive Plan (the “2018 Plan”), the 2017 Stock Option and Incentive Plan (the “2017 Plan”), and the 2018 Employee Stock Purchase Plan (the “2018 ESPP”).

2018 Stock Option and Incentive Plan

The 2018 Plan was adopted by the Company’s Board of Directors on May 2, 2018, and approved by the Company’s stockholders on May 11, 2018. The 2018 Plan has replaced the 2017 Plan as no additional awards will be granted under that plan following the consummation of the IPO. At December 31, 2020 there were 1,962,992 shares available to grant under the 2018 Plan.

The 2018 Plan provides for the grant of equity-based incentive awards, including incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards and restricted stock units to the Company’s officers, employees, directors and other key persons (including consultants). Stock options granted under the 2018 Plan to employees generally vest over four years. The shares of common stock underlying any awards that are forfeited, cancelled, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan.

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

2017 Stock Option and Incentive Plan

The 2017 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards and restricted stock units. Stock options granted under the 2017 Plan to employees generally vest over four years. The shares of common stock underlying any awards that are forfeited, cancelled, repurchased or are otherwise terminated by the Company under the 2017 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan.

2018 Employee Stock Purchase Plan

On May 2, 2018, the Board of Directors adopted the 2018 ESPP, and it was approved by the stockholders on May 11, 2018. The 2018 ESPP initially reserved and authorized the issuance of 235,743 shares of common stock to participating employees. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019, by the lesser of (i) 353,614 shares of common stock, (ii) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the 2018 ESPP administrator. The number of shares reserved under the 2018 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization. As of December 31, 2020, no shares have been issued under the 2018 ESPP. At December 31, 2020 there were 795,849 shares available to grant under the 2018 Plan.

Total Equity-Based Compensation Expense

The Company recorded equity-based compensation expense related to all equity-based awards, which was allocated as follows in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended
	December 31,
	2020	2019
Research and development expense	$3,554	$2,425
General and administrative expense	7,621	5,547
	$11,175	$7,972

Equity-based compensation during the year ended December 31, 2020 includes $1.5 million related to the modification of certain equity awards. Equity-based compensation during the year ended December 31, 2019 includes $0.6 million and $0.1 million related to the acceleration and modification, respectively, of certain other equity awards.

Restricted Stock

The following table summarizes restricted common stock activity for the current year:

		Weighted
		Average Fair
		Value per Share
	Number of Shares	at Issuance
Restricted common stock as of December 31, 2019	302,360	$5.77
Granted	—	$—
Vested	(202,381)	$5.77
Forfeited	(42,010)	$5.77
Restricted common stock as of December 31, 2020	57,969	$5.77

As of December 31, 2020, the Company had unrecognized equity-based compensation expense of $0.3 million related to restricted stock issued to employees and directors, which is expected to be recognized over a period of 0.6 years.

Stock Options

The following table summarizes the Company’s stock option activity for the current year:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2019	2,401,382	$12.63	8.36	$6,523
Granted	2,388,340	$16.01
Exercised	(676,649)	$10.78
Cancelled	(433,142)	$14.38
Outstanding as of December 31, 2020	3,679,931	$14.96	8.01	$123,600
Options exercisable as of December 31, 2020	900,142	$13.72	7.76	$31,332

Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the year ended December 31, 2020 was $11.29.

The following assumptions were used in determining the fair value of options granted in the year ended December 31, 2020:

	Year Ended
	December 31,
	2020	2019
Risk-free interest rate	0.92%	2.31%
Expected dividend yield	0.0%	0.0%
Expected term (years to liquidity)	6.21	6.20
Expected volatility	82.09%	79.50%

As of December 31, 2020, the Company has unrecognized equity-based compensation expense related to its stock options of $24.7 million which the Company expects to recognize over the remaining weighted-average vesting period of 2.7 years.

10. Income Taxes

The Company has not recorded a current or deferred tax provision for the years ended December 31, 2020 and 2019.

The effective income tax rate differed from the amount computed by applying the federal statutory rate to the Company’s loss before income taxes as follows:

	For Year Ended
	December 31,
	2020	2019
Tax effected at statutory rate	21.0%	21.0%
State taxes	6.8	7.2
Stock compensation	1.6	(1.7)
Non deductible expenses	(2.4)	(0.4)
Federal research and development credits	7.9	7.8
Other	(0.5)	—
Change in valuation allowance	(34.4)	(33.9)
	—%	—%

Deferred tax assets (liabilities) consist of the following at December 31, 2020 and 2019 (in thousands):

	As of
	December 31,
	2020	2019
Deferred tax assets:
Reserve and accruals	$2,635	$1,704
Net operating loss carryforwards	46,112	26,932
Operating lease liability	9,196	1,448
Deferred revenue	14,194	13,173
Tax credits	17,423	9,569
Stock based compensation	1,892	1,049
Total gross deferred tax assets	91,452	53,875
Valuation allowance	(81,980)	(52,260)
Total deferred tax assets	9,472	1,615
Total deferred tax liabilities:
Operating lease right-of-use asset	(8,805)	(1,214)
Fixed and intangible assets	(667)	(401)
Total deferred tax liabilities	(9,472)	(1,615)
Total net deferred tax assets	$—	$—

Total Net Deferred Tax Assets

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2020 and 2019. The valuation allowance for deferred tax assets increased by $29.7 million and $17.3 million in 2020 and 2019, respectively. This increase mainly relates to the establishment of a valuation allowance against the Company’s net domestic deferred tax assets in connection with net operating losses generated in each year and the additional tax credit carryforwards generated. As of December 31, 2020, the Company had approximately $168.4 million and $170.1 million of Federal and State operating loss carryforwards respectively, which begin to expire in 2032, except for the $117.9 million of the Company’s federal net operating loss carryforwards that do not expire. These loss carryforwards are available to reduce future taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. As of December 31, 2020, the Company also had federal and state credit carryovers of $15.4 million and $2.6 million, respectively. The amount of loss and credit carryforwards that may be utilized in any future period may be limited based upon changes in the ownership of the Company’s ultimate parent. Additionally, the deductibility of federal net operating losses generated after December 31, 2017 is limited to 80% of the Company’s taxable income in any future taxable year.

The Company follows the provisions of ASC 740-10, “Accounting for Uncertainty in Income Taxes,” which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. As of December 31, 2020 and 2019, the Company has not recorded any amounts for uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its statements of income.

11. Commitments and Contingencies

Operating Leases

620 Memorial Lease

In March 2015, the Company entered into a 5-year lease of office and laboratory space for its corporate headquarters (the “Lease”) at 620 Memorial Drive in Cambridge, Massachusetts. The Lease was amended in February 2018, to add an additional space (the “Expansion Space”) at the current location and to extend the Lease term (the “Amended Lease”). The Amended Lease covers approximately 20,751 square feet and expires in September 2023. Annual rent payments, including the Expansion Space, increase from $1.4 million to $1.7 million over the term of the Amended Lease. Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building. The Company has the option to extend the term of the Amended Lease for one additional term of 5 years commencing after the Amended Lease expires.

On October 5, 2020, the Company entered into a Sublease Agreement (the “Sublease”) with Orna Therapeutics, Inc. (the “Subtenant”) to sublease the space covered by the Amended Lease at 620 Memorial Drive, Cambridge, Massachusetts. The Sublease term commences on February 1, 2021 and ends on August 31, 2023, unless terminated earlier. The Sublease provides for initial annual base rent of approximately $1.9 million. The Subtenant is obligated to pay for certain costs, taxes and operating expenses, subject to certain exclusions. The Sublease is subordinate to that certain Indenture of Lease, dated March 5, 2015, by and between 620 Memorial Leasehold LLC and Scholar Rock, Inc., as amended.

301 Binney Lease

In November 2019, the Company entered into a lease of office and laboratory space at 301 Binney Street in Cambridge, Massachusetts to be used as its new corporate headquarters. The expiration date of the lease is in August 2025 and the Company has the option to extend the term by two years. The base rent is $6.9 million per year, subject to an increase of 3.5%, and the Company was subject to a free-rent period through mid-August 2020. Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building. Under this lease, the Company will receive lease incentives of $14.1 million in the form of an allowance for tenant improvements related to the design and build out of the space. In connection with the lease, the Company has secured a letter of credit for $2.3 million which renews automatically each year. The lease commencement date, for accounting purposes, was reached in September 2020.

Other information related to the Company’s leases (excluding the Company’s sublease) is as follows (in thousands, except lease term and discount rate):

For Year Ended
December 31,
2020
Lease Cost:
Operating lease cost	$3,229
Variable lease cost	1,027
Total lease cost	$4,256

For Year Ended
December 31,
2020
Other information:
Operating cash flows used for operating leases (1)	$2,111
Weighted average remaining lease term	4.4 years
Weighted average incremental borrowing rate	7.5%

(1) Operating cash flows used for operating leases are presented net of certain tenant improvement reimbursements received related to the construction of the Company’s office and laboratory space at 301 Binney Street.

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2020 (in thousands):

Year Ending December 31,
2021(1)	$7,657
2022	9,196
2023	9,070
2024	8,064
2025	4,498
Total lease payments	38,485
Less imputed interest	(6,026)
Total operating lease liabilities	$32,459

(1) Cash flows for operating lease liabilities in 2021 are presented net of tenant improvement allowances expected to be received related to the construction of the Company’s office and laboratory space at 301 Binney Street.

The Company recorded approximately $3.2 million and $1.4 million in rent expense for the years ended December 31, 2020 and 2019, respectively.

Specifica Antibody Library

On December 20, 2019 (the “Effective Date”), the Company entered into a Library Development and Transfer Agreement with Specifica Inc. (“Specifica”), whereby Specifica is responsible for developing and delivering a customized antibody display library (the “Library”) for the Company to use to identify antibodies for further research, development, and commercialization. As of December 31, 2020 the Company has paid $1.2 million of the total $3.7 million in fees expected to be paid through 2023 related to the Library.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the years ended December 31, 2020 and 2019.

12. Debt

On October 16, 2020 (the “Closing Date”) the Company entered into a Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank (“SVB”) for $50.0 million (the “Loan and Security Agreement”). The first tranche of $25.0 million was funded on the Closing Date. The second $25.0 million tranche is available through December 31, 2021 upon dosing of the first patient in a Phase 3 trial for apitegromab and dosing of the first patient in Part B of the DRAGON Phase 1 trial for SRK-181. The Loan and Security Agreement will mature on May 1, 2025 and requires interest only payments for the first two years. The interest rate on the unpaid principal will be the greater of the Wall Street Journal prime rate plus 4.60% or 7.85% per annum. Prepayment is permitted and may include either a 2% or

3% fee (of the principal amount being prepaid), depending on when the prepayment is made. The Company is also required to make a final payment equal to 4% of the original principal amount.

The following table shows required payments, excluding interest, during the next five years on debt outstanding at December 31, 2020 (in thousands):

Year Ending December 31,	Total future payments
2021	$—
2022	833
2023	10,000
2024	10,000
2025	5,167
Total payments	$26,000

The Company incurred costs on behalf of the lender recorded as a debt discount of $0.3 million and incurred debt issuance costs of $0.1 million, both of which are recorded as a deduction from the carrying amount of the debt and are being amortized as interest expense over the term of the loan. The final payment fee will be treated as an additional debt discount and accreted to the debt balance over the term.

In August 2015, the Company entered into a Loan and Security Agreement with SVB, which provided the Company an equipment line of credit of up to $2.0 million to finance the purchase of eligible equipment, which the Company borrowed the full $2.0 million against the line of credit. The Company made the final payments on the loan in June 2019.

For the years ended December 31, 2020 and 2019, the Company recorded total interest expense for these loans of $0.4 million and $27,000, respectively.

13. Agreements

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

None of the performance obligations have been fully satisfied as of December 31, 2020. A $25.0 million preclinical milestone was achieved in December 2019 for the successful demonstration of efficacy in preclinical in vivo proof-of-concept studies. As a result, the associated $25.0 million was included in the consideration transferred and proportionally allocated to the performance obligations, as it was probable that a future material reversal will not occur.

In the year ended December 31, 2020, the Company recognized $15.4 million in revenue in the Company’s consolidated statements of operations and comprehensive loss under the Gilead Collaboration Agreement, compared to $20.5 million in the year ended December 31, 2019. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at December 31, 2020 is $52.0 million. The Company will recognize the deferred revenue related to the research and development services based on a cost input method, over the remaining research term for each respective Gilead Program, which is a maximum of 1 year as of December 31, 2020; each research term is dependent on the timing of Gilead either exercising its options for the Gilead Programs or terminating further development on the Gilead Programs prior to the expiration date of the research term. The deferred revenue related to the material rights will be recognized as options are exercised by Gilead or at the conclusion of the Option Exercise Period.

14. Net Loss per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding, excluding restricted common stock. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share data):

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Net loss	$(86,483)	$(51,000)
Weighted average common shares outstanding, basic and diluted	30,734,109	27,537,939
Net loss per share, basic and diluted	$(2.81)	$(1.85)

The weighted average number of common shares used in the basic and diluted net loss per share calculation include the pre-funded warrants issued in connection with the Company’s November 2, 2020 follow-on offering as the warrants are exercisable at any time for nominal cash consideration.

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2020	2019
Restricted common stock	57,969	302,360
Warrant	—	7,614
Stock options	3,679,931	2,401,382
	3,737,900	2,711,356

15. Retirement Plan

The Company sponsors a 401(k) retirement plan, in which substantially all employees are eligible to participate upon employment. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. Effective, January 1, 2020, the Company adopted a policy to match 50% of the employee contributions to the 401(k) plan up to a maximum of 6% of the participating employee’s eligible earnings, resulting in a maximum company match of 3% of the participating employee’s eligible earnings subject to statutory limitations. The Company recognized $0.5 million and $0 in expense related to the match during the years ended December 31, 2020 and 2019, respectively.