Form 10-Q
period 2021-03-31
Scholar Rock Holding Corp
filed 2021-05-13
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _ TO _

COMMISSION FILE NUMBER 001-38501

______________________________________________

SCHOLAR ROCK HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	82-3750435
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

301 Binney Street, 3rd Floor Cambridge, Massachusetts	02142
(Address of principal executive offices)	(Zip Code)

(857) 259 3860

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SRRK	The Nasdaq Global Select Market

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

The number of outstanding shares of the Registrant’s Common Stock as of May 10, 2021 was 34,415,327.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”), including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the success, cost and timing of clinical trials for apitegromab (SRK-015), including the results, progress and completion of clinical trials, and the results, and the timing of results, from these trials;
●	the success, cost and timing of clinical trials for SRK-181, including the results, progress and completion of our DRAGON Phase 1 clinical trial for SRK-181 and any future clinical trials for SRK-181, and the results, and the timing of results, from these trials;
●	the success, cost and timing of our other product development activities, preclinical studies and clinical trials, and the results, and timing of results, from these studies and trials;
●	our success in identifying and executing a development program for additional indications for apitegromab, SRK-181 and in identifying product candidates from our other programs;
●	the clinical utility of our product candidates and their potential advantages over other therapeutic options;
●	our ability to obtain, generally or on terms acceptable to us, funding for our operations, including funding necessary to complete further development and, upon successful development, if approved, commercialization of apitegromab, SRK-181 or any of our future product candidates;
●	risks associated with the COVID-19 pandemic, which may adversely impact our business, preclinical studies, clinical trials and financial results;
●	the potential for our identified research priorities to advance our proprietary platform, development programs or product candidates;
●	the timing, scope, or likelihood of our ability to obtain and maintain regulatory approval from the U.S. Food and Drug Administration (“FDA”), the European Commission (“EC”) and other regulatory authorities for apitegromab, SRK-181 and any future product candidates, and any related restrictions, limitations or warnings in the label of any approved product candidate;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection;
●	our ability and the potential to successfully manufacture our product candidates for clinical trials and for commercial use, if approved;
●	our ability to establish or maintain collaborations or strategic relationships, including our collaboration with Gilead Sciences, Inc. (“Gilead”);
●	our expectations relating to the potential of our proprietary platform technology;

●	our ability to obtain additional funding when necessary;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in combination with others;
●	our expectations related to the use of our cash reserves;
●	the impact of new laws and regulations or amendments to existing laws and regulations;
●	developments and projections relating to our competitors and our industry;
●	our estimates and expectations regarding cash and expense levels, future revenue, capital requirements and needs for additional financing, including our expected use of proceeds from our public offerings, and liquidity sources;
●	our expectations regarding the period during which we qualify as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act; and
●	other risks and uncertainties, including those listed under the caption Part II, Item 1A “Risk Factors”.

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

SCHOLAR ROCK HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$159,108	$160,358
Marketable securities	155,581	180,673
Prepaid expenses and other current assets	3,803	3,373
Total current assets	318,492	344,404
Property and equipment, net	8,925	8,121
Operating lease right-of-use asset	29,675	32,261
Restricted cash	2,498	2,498
Other long-term assets	996	1,021
Total assets	$360,586	$388,305
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,196	$3,409
Accrued expenses	14,553	14,958
Operating lease liability	5,670	5,366
Deferred revenue	47,301	18,816
Other current liabilities	235	15
Total current liabilities	69,955	42,564
Long-term portion of operating lease liability	25,324	27,093
Long-term debt	24,763	24,680
Other long-term liabilities	4	5
Long-term portion of deferred revenue	—	33,193
Total liabilities	120,046	127,535
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2021 and December 31, 2020; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 34,398,390 and 34,152,470 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	34	34
Additional paid-in capital	512,485	505,069
Accumulated other comprehensive income (loss)	23	(2)
Accumulated deficit	(272,002)	(244,331)
Total stockholders’ equity	240,540	260,770
Total liabilities and stockholders’ equity	$360,586	$388,305

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2020
Revenue	$4,708	$5,030
Operating expenses:
Research and development	22,549	16,902
General and administrative	9,366	5,822
Total operating expenses	31,915	22,724
Loss from operations	(27,207)	(17,694)
Other income (expense), net	(464)	624
Net loss	$(27,671)	$(17,070)
Net loss per share, basic and diluted	$(0.76)	$(0.58)
Weighted average common shares outstanding, basic and diluted	36,380,438	29,527,349

Comprehensive loss:
Net loss	$(27,671)	$(17,070)
Other comprehensive income:
Unrealized gain on marketable securities	25	197
Total other comprehensive income	25	197
Comprehensive loss	$(27,646)	$(16,873)

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	34,152,470	$34	$505,069	$(2)	$(244,331)	$260,770
Unrealized gain on marketable securities	—	—	—	25	—	25
Exercise of stock options	245,920	—	2,743	—	—	2,743
Equity-based compensation expense	—	—	4,673	—	—	4,673
Net Loss	—	—	—	—	(27,671)	(27,671)
Balance at March 31, 2021	34,398,390	$34	$512,485	$23	$(272,002)	$240,540

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	29,792,922	$30	$270,682	$37	$(157,848)	$112,901
Unrealized gain on marketable securities	—	—	—	197	—	197
Exercise of stock options	40,252	—	405	—	—	405
Equity-based compensation expense	—	—	2,214	—	—	2,214
Net loss	—	—	—	—	(17,070)	(17,070)
Balance at March 31, 2020	29,833,174	$30	$273,301	$234	$(174,918)	$98,647

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(27,671)	$(17,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	590	391
Amortization of debt discount and debt issuance costs	83	—
Loss on disposal of property and equipment	24	—
Equity-based compensation	4,673	2,214
Amortization/accretion of investment securities	248	(177)
Non-cash operating lease expense	1,537	259
Change in operating assets and liabilities:
Accounts receivable	—	25,000
Prepaid expenses and other current assets	619	(806)
Other assets	25	(732)
Accounts payable	(1,228)	1,089
Accrued expenses	506	(2,234)
Operating lease liabilities	(1,465)	(268)
Deferred revenue	(4,708)	(5,030)
Other liabilities	223	—
Net cash (used in) provided by operating activities	(26,544)	2,636
Cash flows from investing activities:
Purchases of property and equipment	(2,312)	(209)
Purchases of marketable securities	(30,131)	(19,400)
Maturities of marketable securities	55,000	75,700
Net cash provided by investing activities	22,557	56,091
Cash flows from financing activities:
Proceeds from stock option exercises	2,743	405
Other	(6)	(6)
Net cash provided by financing activities	2,737	399
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,250)	59,126
Cash, cash equivalents and restricted cash, beginning of period	162,856	38,806
Cash, cash equivalents and restricted cash, end of period	$161,606	$97,932
Supplemental disclosure of non-cash items:
Property and equipment purchases in accounts payable and accrued expenses	$473	$10
Supplemental cash flow information:
Cash paid for interest	$491	$—

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of the Business

Scholar Rock Holding Corporation and its subsidiaries (collectively, the “Company”) is a biopharmaceutical company focused on the discovery and development of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role. The Company’s novel understanding of the molecular mechanisms of growth factor activation enabled the development of a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target these signaling proteins at the cellular level. The Company’s first product candidate, apitegromab (formerly SRK-015), is a selective, fully human, monoclonal antibody, with a unique mechanism of action that results in the inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-directed therapy for the treatment of spinal muscular atrophy (“SMA”). Apitegromab was evaluated in the Company’s TOPAZ Phase 2 proof-of-concept trial for the treatment of patients with Type 2 and Type 3 SMA and positive 12-month top-line results were announced in April 2021 demonstrating apitegromab’s transformative potential. A Phase 3 trial in patients with non-ambulatory Type 2 and 3 SMA is anticipated to initiate by year-end 2021. The Company’s second product candidate, SRK-181, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor (“CPI”) therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies. SRK-181 is a selective inhibitor of the activation of latent transforming growth factor beta-1 (“TGFβ1”) that is being investigated in the DRAGON Phase 1 proof-of-concept trial in patients with locally advanced or metastatic solid tumors that exhibit primary resistance to anti-PD-(L)1 antibodies. The Company is progressing the Part A dose escalation portion of the DRAGON trial and plans to advance to Part B dose expansion in mid-2021. Additionally, the Company continues to create a pipeline of novel product candidates with the potential to transform the lives of patients suffering from a wide range of serious diseases, including neuromuscular disorders, cancer, and fibrosis. The Company was originally formed in May 2012. Its principal offices are in Cambridge, Massachusetts.

Since its inception, the Company’s operations have focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect, as well as establishing the Company’s intellectual property portfolio and performing research and development activities. The Company has primarily financed its operations through various equity financings, including the initial public offering of its common stock (the “IPO”) in May 2018, a secondary offering of common stock in June 2019, and a follow-on offering of common stock and pre-funded warrants completed in November 2020, as well as research and development collaboration agreements.

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

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company’s product candidates. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash, cash equivalents and marketable securities at March 31, 2021 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date the financial statements are issued.

2. Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of the unaudited consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Cash, Cash Equivalents and Restricted Cash

The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statement of cash flows (in thousands):

	As of March 31,
	2021	2020
Cash and cash equivalents	$159,108	$95,434
Restricted cash	2,498	2,498
	$161,606	$97,932

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

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$144,887	$144,887	$—	$—
U.S. Treasury obligations, included in cash and cash equivalents	—	—	—	—
Marketable securities:
U.S. Treasury obligations	155,581	155,581	—	—
Total assets	$300,468	$300,468	$—	$—

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$119,841	$119,841	$—	$—
U.S. Treasury obligations, included in cash and cash equivalents	9,998	9,998	—	—
Marketable securities:
U.S. Treasury obligations	180,673	180,673	—	—
Total assets	$310,512	$310,512	$—	$—

Cash, cash equivalents and marketable securities are Level 1 assets and include investments in money market funds and U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 as of March 31, 2021 and December 31, 2020. There were no transfers of assets between fair value measurement levels during the three months ended March 31, 2021 or 2020.

The carrying amounts reflected in the balance sheets for prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at March 31, 2021 and December 31, 2020, due to their short-term nature.

The Company believes the terms of its debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company's debt approximates its fair value based on Level 3 of the fair value hierarchy.

4. Marketable Securities

The following table summarizes the Company’s investments as of March 31, 2021 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$155,558	$23	$—	$155,581
Total available-for-sale securities	$155,558	$23	$—	$155,581

The following table summarizes the Company’s investments as of December 31, 2020 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$180,675	$7	$(9)	$180,673
Total available-for-sale securities	$180,675	$7	$(9)	$180,673

5. Accrued Expenses

As of March 31, 2021 and December 31, 2020, accrued expenses consist of the following (in thousands):

	As of
	March 31,	December 31,
	2021	2020
Accrued external research and development expense	$8,327	$5,387
Accrued payroll and related expenses	3,269	6,663
Accrued professional and consulting expense	1,858	1,141
Accrued other	820	476
Accrued payable for property and equipment	279	1,291
	$14,553	$14,958

6. Equity-Based Compensation

The Company recorded equity-based compensation expense related to all equity-based awards, which was allocated as follows in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Research and development expense	$2,110	$815
General and administrative expense	2,563	1,399
	$4,673	$2,214

The following table summarizes the Company’s unrecognized equity-based compensation expense as of March 31, 2021:

	As of March 31, 2021
	Unrecognized expense (in thousands)	Period of recognition (years)
Restricted Stock Awards	$150	0.4
Restricted Stock Units	14,223	3.8
Stock Options	60,498	2.8
	$74,871

Restricted Stock Awards

The following table summarizes the Company’s restricted stock award activity for the current year:

		Weighted
		Average Fair
		Value per Share
	Number of Shares	at Issuance
Restricted stock awards as of December 31, 2020	57,969	$5.77
Vested	(24,283)	$5.77
Restricted stock awards as of March 31, 2021	33,686	$5.77

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the current year:

		Weighted
		Average Grant
	Number of Units	Date Fair Value
Restricted stock units as of December 31, 2020	—	$—
Granted	259,007	$59.80
Forfeited	(11,940)	$59.16
Restricted stock units as of March 31, 2021	247,067	$59.83

Stock Options

The following table summarizes the Company’s stock option activity for the current year:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	3,679,931	$14.96	8.01	$123,600
Granted	970,639	$59.38
Exercised	(245,920)	$11.15
Cancelled	(120,657)	$28.25
Outstanding as of March 31, 2021	4,283,993	$24.87	8.29	$118,628
Options exercisable as of March 31, 2021	870,143	$14.42	7.64	$31,532

Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the three months ended March 31, 2021 was $43.54.

The following weighted average assumptions were used in determining the fair value of options granted in the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Risk-free interest rate	0.70%	1.42%
Expected dividend yield	0.0%	0.0%
Expected term (years to liquidity)	6.24	6.25
Expected volatility	87.82%	81.65%

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

On October 5, 2020, the Company entered into a Sublease Agreement (the “Sublease”) with Orna Therapeutics, Inc. (the “Subtenant”) to sublease the space covered by the Amended Lease at 620 Memorial Drive, Cambridge, Massachusetts. The Sublease term commenced on February 1, 2021 and ends on August 31, 2023, unless terminated earlier. The Sublease provides for initial annual base rent of approximately $1.9 million. The Subtenant is obligated to pay for certain costs, taxes and operating expenses, subject to certain exclusions. The Sublease is subordinate to that certain Indenture of Lease, dated March 5, 2015, by and between 620 Memorial Leasehold LLC and Scholar Rock, Inc., as amended.

301 Binney Facility Lease

In November 2019, the Company entered into a lease of office and laboratory space at 301 Binney Street in Cambridge, Massachusetts to be used as its new corporate headquarters. The expiration date of the lease is in August 2025 and the Company has the option to extend the term by two years. The base rent is $6.9 million per year, subject to an annual increase of 3.5%, and the Company was subject to a free-rent period through mid-August 2020. Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building. Under this lease, the Company will receive lease incentives of $14.1 million in the form of an allowance for tenant improvements related to the design and build out of the space, of which the Company has received $11.9 million as of March 31, 2021. In connection with the lease, the Company has secured a letter of credit for $2.3 million which renews automatically each year. The lease commencement date, for accounting purposes, was reached in September 2020.

Other information related to the Company’s leases (excluding the Company’s sublease income of $0.3 million for the three months ended March 31, 2021) is as follows (in thousands, except lease term and discount rate):

For Three Months Ended
March 31,
2021
Lease Cost:
Operating lease cost	$2,154
Variable lease cost	608
Total lease cost	$2,762

For Three Months Ended
March 31,
2021
Other information:
Operating cash flows used for operating leases (1)	$3,317
Weighted average remaining lease term	4.2 years
Weighted average incremental borrowing rate	7.5%

(1) Operating cash flows used for operating leases are presented net of certain tenant improvement reimbursements received related to the construction of the Company’s office and laboratory space at 301 Binney Street.

Specifica Antibody Library

On December 20, 2019 (the “Effective Date”), the Company entered into a Library Development and Transfer Agreement with Specifica Inc. (“Specifica”), whereby Specifica is responsible for developing and delivering a customized antibody display library (the “Library”) for the Company to use to identify antibodies for further research, development, and commercialization. As of March 31, 2021 the Company has paid $1.2 million of the total $3.7 million in fees expected to be paid through 2023 related to the Library.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2021 and 2020.

8. Debt

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

9. Agreements

Collaboration with Gilead

On December 19, 2018 (the “Effective Date”), the Company entered into a Master Collaboration Agreement (the “Gilead Collaboration Agreement”) with Gilead to discover and develop specific inhibitors of transforming growth factor beta (“TGFβ”) activation focused on the treatment of fibrotic diseases. Under the collaboration, Gilead has exclusive options to license worldwide rights to product candidates that emerge from three of the Company’s TGFβ programs (each a “Gilead Program”). Pursuant to the Gilead Collaboration Agreement, the Company is responsible for antibody discovery and preclinical research through product candidate nomination, after which, upon exercising the option for a Gilead Program, Gilead will be responsible for the program’s preclinical and clinical development and commercialization. Such option may be exercised by Gilead at any time from the Effective Date through a date that is 90 days following the expiration of the Research Collaboration Term for a given Gilead Program, or until termination of the Gilead Program, whichever is earlier (the “Option Exercise Period”).

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

None of the performance obligations have been fully satisfied as of March 31, 2021. A $25.0 million preclinical milestone was achieved in December 2019 for the successful demonstration of efficacy in preclinical in vivo proof-of-concept studies. As a result, the associated $25.0 million was included in the consideration transferred and proportionally allocated to the performance obligations, as it was probable that a future material reversal will not occur.

In the three months ended March 31, 2021, the Company recognized $4.7 million in revenue in the Company’s consolidated statements of operations and comprehensive loss under the Gilead Collaboration Agreement. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at March 31, 2021 is $47.3 million. The Company will recognize the $14.1 million of deferred revenue related to the research and development services based on a cost input method, over the remaining research term for each respective Gilead Program, which is a maximum of nine months as of March 31, 2021; each research term is dependent on the timing of Gilead either exercising its options for the Gilead Programs or terminating further development on the Gilead Programs prior to the expiration date of the research term. The $33.2 million of deferred revenue related to the material rights will be recognized as options are exercised by Gilead or at the conclusion of the Option Exercise Period.

10. Net Loss per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding, excluding restricted common stock. The weighted average number of common shares used in the basic and diluted net loss per share calculation include the pre-funded warrants issued in connection with the Company’s November 2, 2020 follow-on offering as the warrants are exercisable at any time for nominal cash consideration. As of March 31, 2021 no pre-funded warrants have been exercised and 2,179,487 pre-funded warrants are outstanding. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Restricted stock awards	33,686	227,064
Restricted stock units	247,067	—
Warrant	—	7,614
Stock options	4,283,993	3,510,965
	4,564,746	3,745,643

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We have a productive scientific platform and are building our portfolio of novel product candidates with the aim of transforming the lives of patients suffering from a wide range of serious diseases, including neuromuscular disorders, cancer, and fibrosis. We have discovered and progressed the development of:

●	Apitegromab, an inhibitor of the activation of myostatin, for the treatment of spinal muscular atrophy (“SMA”). We also believe apitegromab could have potential in the treatment of other myostatin-related disorders.
●	SRK-181, an inhibitor of the activation of latent transforming growth factor beta-1 (“TGFβ1”), for the treatment of cancers that are resistant to anti-PD-(L)1 antibody therapies.
●	Potent and selective inhibitors of the activation of transforming growth factor beta (“TGFβ”) in collaboration with Gilead, for the treatment of fibrotic diseases. We are advancing multiple collaboration programs toward product candidate selection.
●	Additional discovery and early preclinical programs related to the selective modulation of growth factor signaling.

Our first product candidate, apitegromab (formerly SRK-015), is a selective, fully human, monoclonal antibody that specifically binds to proforms of myostatin, which include promyostatin and latent myostatin, thereby inhibiting activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-directed therapy to address the motor function impairment affecting patients with SMA. The U.S. Food and Drug Administration (“FDA”) granted Rare Pediatric Disease designation and Orphan Drug designation to apitegromab for the treatment of SMA in August 2020 and March 2018, respectively. In March 2021, the European Medicines Agency (“EMA”) granted Priority Medicines (PRIME) designation to apitegromab for the treatment of SMA.

On April 6, 2021, we announced positive top-line data for the 12-month treatment period of our TOPAZ Phase 2 proof-of-concept trial, which enrolled 58 patients with Type 2 and Type 3 SMA across 16 study sites in the United States and Europe. The trial evaluated the safety and efficacy of intravenous apitegromab dosed every four weeks (Q4W) over a 12-month treatment period. Four patients (one in Cohort 2 and three in Cohort 3) each missed three consecutive doses of apitegromab over the course of the 12-month treatment period due to COVID-19-related site access restrictions and were excluded from the prespecified intent-to-treat primary analysis.

Cohort 1: This open-label, single-arm cohort enrolled 23 patients with ambulatory Type 3 SMA. Patients were treated with 20 mg/kg of apitegromab either as a monotherapy or in conjunction with an approved SMN upregulator therapy (nusinersen). The primary objectives of Cohort 1 were to assess safety and the mean change from baseline in Revised Hammersmith Scale following 12 months of treatment.

Cohort 2: This open-label, single-arm cohort enrolled 15 patients with Type 2 or non-ambulatory Type 3 SMA and who were already receiving treatment with an approved SMN upregulator (nusinersen) initiated at age five years or older. One patient missed three consecutive doses of apitegromab due to COVID-19-related site access restrictions and was excluded from the prespecified intent-to-treat primary analysis. The primary objectives of the cohort were to assess safety and the mean change from baseline in HFMSE following 12 months of treatment.

One patient in Cohort 2 was identified as having received concomitant treatment with an acetylcholinesterase inhibitor before and during the study, which was not permitted by the trial protocol. This patient experienced a 7-point decline in HFMSE score at the 12-month timepoint. In the per protocol analysis conducted in accordance with the prespecified approach, which excludes this patient as well as the patient who missed three consecutive doses due to COVID-19-related site access restrictions, the mean change from baseline in HFMSE score for Cohort 2 was a 1.2-point improvement.

Cohort 3: This randomized, double-blind, parallel arm portion of the trial enrolled patients with Type 2 SMA who had initiated treatment with an approved SMN upregulator (nusinersen) before five years of age. Twenty patients were randomized in a 1:1 ratio to receive the low dose (apitegromab 2 mg /kg Q4W) or high dose (apitegromab 20 mg/kg Q4W); both treatment arms were in conjunction with an approved SMN upregulator therapy (nusinersen). Three patients (two in high-dose arm and one in low-dose arm) each missed three consecutive doses of apitegromab due to COVID-19-related site access restrictions and were excluded from the prespecified intent-to-treat primary analysis. The primary objectives of the cohort were to assess safety and the mean change from baseline in HFMSE following 12 months of treatment.

Dose response was observed; the 20 mg/kg dose achieved numerically greater mean improvements from baseline in HFMSE scores than the 2 mg/kg dose across all assessed timepoints in the 12-month treatment period. The clinically observed dose response was consistent with the pharmacodynamic (target engagement) results. Both the 20 mg/kg and 2 mg/kg doses yielded high levels of target engagement (>100-fold increase from baseline), but the 20 mg/kg dose led to a relatively higher absolute level of target engagement.

Overall safety and tolerability profile:

●	Incidence and severity of adverse events were consistent with the underlying patient population and background therapy.
●	Five most frequently reported TEAEs: Headache (24%), pyrexia (22%), upper respiratory tract infection (22%), cough (22%), and nasopharyngitis (21%).
●	Five patients experienced a serious treatment-emergent adverse event, all assessed by the respective trial investigator as unrelated to apitegromab:
o	One patient treated with 2 mg/kg dose (Cohort 3) hospitalized due to adenoidal hypertrophy and tonsillar hypertrophy to perform scheduled adenotonsillectomy (Grade 2). Event resolved without sequelae.
o	Two patients treated with 20 mg/kg dose (both Cohort 1) with gait inability considered a significant disability (both Grade 3). Events remain ongoing.
o	One patient treated with 20 mg/kg dose (Cohort 1) hospitalized with post lumbar puncture syndrome (Grade 2). Event resolved without sequelae.
o	One patient treated with 20 mg/kg dose (Cohort 1) hospitalized due to viral upper respiratory tract infection (Grade 2). Event resolved without sequelae.
●	One patient (Cohort 1) presented with a non-serious Grade 3 post lumbar puncture syndrome; assessed by trial investigator as unrelated to apitegromab. Event resolved without sequelae.
●	One patient (Cohort 1) discontinued from the trial due to Grade 2 muscle fatigue that started prior to initiation of dosing with study drug; assessed by the trial investigator as unrelated to apitegromab.

●	Anti-drug antibodies (ADA) were present at low titers following apitegromab treatment in three out of the 58 enrolled patients. No apparent impact on drug exposure was observed and was not associated with any hypersensitivity reactions.

All 57 patients who completed the 12-month TOPAZ trial elected to opt into the extension phase, which is ongoing.

Subject to feedback from regulatory agencies, a Phase 3 trial evaluating apitegromab as an add-on to background SMN upregulator therapy in patients with non-ambulatory Type 2 and Type 3 SMA is anticipated to initiate by the end of 2021. The non-ambulatory Type 2 and Type 3 patient population is where apitegromab demonstrated the largest increases in motor function (HFMSE scores) as add-on to nusinersen in the TOPAZ trial. Patients with non-ambulatory Type 2 and Type 3 SMA represent approximately two-thirds of the overall prevalent SMA patient population.

We have identified multiple other diseases for which the selective inhibition of the activation of myostatin may offer therapeutic benefit, including additional patient populations in SMA (such as Type 1 SMA and ambulatory Type 3 SMA) and indications outside of SMA, such as Becker Muscular Dystrophy (BMD).

Our second product candidate, SRK-181, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor (“CPI”) therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies. SRK-181 is a selective inhibitor of the activation of latent TGFβ1 that is being investigated in our DRAGON Phase 1 proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit primary resistance to anti-PD-(L)1 antibodies. This two-part trial consists of a dose escalation portion (Part A) and a dose expansion portion (Part B). Part A is evaluating SRK-181 as a single-agent and in combination with an approved anti-PD-(L)1 therapy and Part B will evaluate SRK-181 in combination with an approved anti-PD-(L)1 therapy across multiple solid tumor types, including urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, and other solid tumors. We are enrolling patients and progressing dose escalation in Part A of the trial and expect to advance to Part B of the trial in mid-2021 with initial clinical response and safety data from Part A anticipated by the end of 2021.

Utilizing our proprietary platform, we have multiple early stage and preclinical programs directed against targets that are known to be important in serious diseases, including neuromuscular disorders, cancer and fibrosis. We are discovering and generating selective and differentiated monoclonal antibodies against difficult targets by 1) applying our structural insights and antibody discovery expertise, 2) prioritizing human biology, and 3) embedding translational thinking early in the research and development process.

Since inception, we have incurred significant operating losses. Our net losses were $27.7 million and $17.1 million for the three months ended March 31, 2021 and 2020, respectively. As March 31, 2021, we had an accumulated deficit of $272.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition, we anticipate that our expenses will increase in connection with our ongoing activities, as we:

●	continue development activities for apitegromab, including the ongoing extension phase of our TOPAZ Phase 2 clinical trial and preparations and conduct of our Phase 3 clinical trial program in SMA, and associated drug supply;
●	continue research and development activities for SRK-181, including the conduct of our DRAGON Phase 1 clinical trial;
●	continue research and development activities to support our collaboration with Gilead;
●	continue to discover, validate and develop additional product candidates through the use of our proprietary platform;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional research, development and business personnel; and
●	continue to build the infrastructure to support our operations as a public company.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic (the “COVID-19 pandemic”), which continues to spread throughout the U.S. and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the COVID-19 pandemic. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, including the development and deployment of any vaccine program. Accordingly, we cannot predict the extent to which our business, including our clinical trials, financial condition and results of operations will be affected. As a result of the COVID-19 pandemic, we have experienced disruptions that have impacted our business, preclinical studies and clinical trials, including disruptions or restrictions on our ability to access and monitor certain clinical trial sites, restrictions on clinical trial participants’ ability to access our clinical trial sites and delays in enrollment. Some clinical trial participants have missed or experienced delays in receiving doses of study drug and completing their clinical trial assessments. For example, four patients (one in Cohort 2 and three in Cohort 3) of the TOPAZ clinical trial each missed three doses of apitegromab over the course of the 12-month treatment period due to COVID-19-related site access restrictions. This has affected our clinical trials and could result in further impacts, including delays in or adverse impacts to data readouts from our clinical trials, delays in our ability to identify and enroll patients in current or future clinical trials and decisions by enrolled patients to discontinue from our clinical trials due to COVID-19 related concerns. While our laboratory operations have resumed to near-normal capacity, we may continue to experience challenges in procuring materials and supplies in a consistently timely manner due to COVID-19 related supply chain issues. Some of our third party manufacturers have diverted resources or manufacturing capacity to accommodate the development or manufacture of COVID-19 coronavirus vaccines. Although this has not had an impact on our ability to produce sufficient quantities of apitegromab or SRK-181 for our clinical trials, we continually work closely with our third party manufacturers to mitigate potential impacts to our clinical supply chain. In addition, delays in the development of COVID-19 vaccines or the deployment of vaccines which are approved or otherwise authorized for emergency use, a recurrence or “subsequent waves” of COVID-19 cases, or the discovery of vaccine-resistant COVID-19 variants could cause other widespread or more severe impacts. We continue to monitor developments as we deal with the disruptions and uncertainties relating to the COVID-19 pandemic.

Financial Operations Overview

Revenue

No revenues have been recorded from the sale of any commercial product. Revenue generation activities have been limited to collaborations containing research services and the issuance of a license. Currently, revenue is being recognized related to the Gilead Collaboration Agreement which was executed on December 19, 2018 (the “Effective Date”), and we began recognizing associated revenue in 2019. Under the Gilead Collaboration Agreement, Gilead has exclusive options to license worldwide rights to product candidates that emerge from three of the Company’s TGFβ programs (each a “Gilead Program”). Each option may be exercised by Gilead at any time from the Effective Date through a date that is 90 days following the expiration of the Research Collaboration Term for a given Gilead Program (no later than March 19, 2022), or until termination of the Gilead Program, whichever is earlier (the “Option Exercise Period”).

Revenue associated with the research and development and license performance obligations relating to the Gilead Programs is recognized as revenue as the research and development services are provided using an input method. The input method is based on the costs incurred on each Gilead Program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over time. In management’s judgment, this input method is the best measure of progress towards satisfying the performance obligations. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. The estimate of remaining costs is highly subjective, as the research is novel, therefore efforts to be successful may be significantly different than the estimated costs made at the balance sheet date. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on our consolidated balance sheet. We expect to recognize the deferred revenue related to the research and development services based on the cost input method described above, over the remaining research term for each respective Gilead Program, which is up to three years from the execution of the agreement. Each research term is dependent on the timing of Gilead either exercising its options for the Gilead Programs or terminating further development on the Gilead Programs prior to the expiration date of the research term. The deferred revenue related to the material rights of $33.2 million will be recognized as options are exercised by Gilead or at the conclusion of the Option Exercise Period.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our cash, cash equivalents and marketable securities, and interest expense incurred on our credit facility (the October 2020 Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank, further discussed in Note 8 of our consolidated financial statements appearing elsewhere in this report), including amortization of debt discount and debt issuance costs.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2021	2020	$	%
Revenue	$4,708	$5,030	$(322)	(6.4)%
Operating expenses:
Research and development	22,549	16,902	5,647	33.4%
General and administrative	9,366	5,822	3,544	60.9%
Total operating expenses	31,915	22,724	9,191	40.4%
Loss from operations	(27,207)	(17,694)	(9,513)	53.8%
Other income (expense), net	(464)	624	(1,088)	(174.4)%
Net loss	$(27,671)	$(17,070)	$(10,601)	62.1%

Revenue

Revenue was $4.7 million and $5.0 million for the three months ended March 31, 2021 and March 31, 2020, respectively, a decrease of $0.3 million or 6.4%. The revenue for both of these periods was related to the Gilead Collaboration Agreement executed in December 2018. Revenue associated with the research and development and license performance obligations relating to the Gilead Programs is recognized as the research and development services are provided using a cost input method. The decrease in revenue was attributable to the change in progress of the programs period over period. The $47.3 million deferred revenue balance as of March 31, 2021 is comprised of $14.1 million that we expect will be recognized as revenue during the remainder of 2021 and $33.2 million related to material rights that will be recognized as revenue either at the time the options are exercised by Gilead or at the lapse of the Option Exercise Period, March 19, 2022.

Operating Expenses

Research and Development

Research and development expense was $22.5 million and $16.9 million for the three months ended March 31, 2021 and March 31, 2020, respectively, an increase of $5.6 million or 33.4%. The following table summarizes our research and development expense for the three months ended March 31, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2021	2020	$	%
External costs by program
Apitegromab (SRK-015)	$6,994	$4,200	$2,794	66.5%
SRK-181	2,442	3,994	(1,552)	(38.9)%
Other early development candidates and unallocated costs	973	1,196	(223)	(18.6)%
Total external costs	10,409	9,390	1,019	10.9%
Internal costs:
Employee compensation and benefits	7,809	5,424	2,385	44.0%
Facility and other	4,331	2,088	2,243	107.4%
Total internal costs	12,140	7,512	4,628	61.6%
Total research and development expense	$22,549	$16,902	$5,647	33.4%

The increase in research and development expense was primarily attributable to the following:

●	An increase in our external research and development costs of $1.0 million, which primarily consisted of:

o	$2.8 million increase in costs associated with apitegromab, due primarily to costs associated with our clinical drug supply manufacturing; partially offset by
o	$1.6 million decrease in costs associated with SRK-181 primarily due to lower clinical drug supply manufacturing costs compared to the corresponding period in 2020.
●	$4.6 million increase in internal research and development costs, which was primarily driven by an increase in employee compensation and benefits costs, associated with increased headcount and related overhead, as we continued to expand our research and development functions in addition to an increase in facility costs due to our new office and laboratory space at 301 Binney Street in Cambridge, Massachusetts.

We expect our research and development expenses to increase as we continue to advance the development of our investigational product candidates, including apitegromab through the extension phase of our TOPAZ Phase 2 clinical trial and preparations and conduct of the Phase 3 clinical trial program in SMA, and SRK-181, through our DRAGON Phase 1 clinical trial. Additionally, we expect to continue to conduct research under the Gilead collaboration. However, as described above in COVID-19 Pandemic, the ultimate extent of the impact of the COVID-19 pandemic on our results of operations will depend on future developments, which are highly uncertain. Accordingly, we cannot fully predict the extent to which our business and results of operations will be affected.

General and Administrative

General and administrative expense was $9.4. million and $5.8 million for the three months ended March 31, 2021 and March 31, 2020, respectively, an increase of $3.6 million or 60.9%. The increase in general and administrative expense was primarily attributable to an increase of $1.9 million in employee compensation and benefits, related to increased headcount, in addition to an increase in facility costs due to our new office and laboratory space at 301 Binney Street in Cambridge, Massachusetts.

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

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to an increase in interest expense related to our Loan and Security Agreement entered into in October 2020, as well as a decrease in income earned on our investment portfolio associated with lower interest rates during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.

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

The following table provides information regarding our total cash, cash equivalents and marketable securities at March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$159,108	$160,358
Marketable securities	155,581	180,673
Total cash, cash equivalents and marketable securities	$314,689	$341,031

During the three months ended March 31, 2021, our cash, cash equivalents and marketable securities balance decreased by approximately $26.3 million. The decrease was primarily due to cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our primary product candidates and supported our internal research and development efforts, capital purchases, and interest payments on our debt, partially offset by receipts from stock option exercises.

In October 2020, we entered into an underwriting agreement relating to the issuance and sale of an aggregate of 3,717,948 shares of our common stock at $39.00 per share and pre-funded warrants to purchase 2,179,487 shares of our common stock. The price of each pre-funded warrant was $38.9999, which equals the per share public offering price for the common shares less the $0.0001 exercise price for each such pre-funded warrant. Total gross proceeds of the transaction was $230.0 million. The offering closed on November 2, 2020 and we received approximately $215.9 million in net proceeds, after deducting underwriting discounts and commissions and estimated offering expenses.

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

In June and July 2019, we sold 3,450,000 shares of our common stock through an underwritten public offering. As a result of the offering, we received aggregate net proceeds, after underwriting discounts and commissions and other offering expenses, of approximately $48.3 million.

In December 2018, we entered into the Gilead Collaboration Agreement pursuant to which we will conduct research and pre-clinical development activities relating to the diagnosis, treatment, cure, mitigation or prevention of diseases, disorders or conditions, other than in the field of oncology in accordance with a pre-determined research plan. Pursuant to the Gilead Collaboration Agreement, Gilead made non-refundable payments of $80.0 million, including an upfront payment and an equity investment. As mentioned above, in December 2019, we achieved a $25.0 million preclinical milestone for the successful demonstration of efficacy in preclinical in vivo proof-of-concept studies, and subsequently received the associated payment in January 2020.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash (used in) provided by operating activities	$(26,544)	$2,636
Net cash provided by investing activities	22,557	56,091
Net cash provided by financing activities	2,737	399
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,250)	$59,126

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $26.5 million for the three months ended March 31, 2021, and consisted of our net loss of $27.7 million, changes in our assets and liabilities of $6.0 million, partially offset by non-cash adjustments of $7.2 million. The changes in our assets and liabilities includes a $4.7 million change in deferred revenue related to the Gilead collaboration. The non-cash adjustments are primarily from equity-based compensation.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $22.6 million for the three months ended March 31, 2021 compared to net cash provided by investing activities of $56.1 million for the three months ended March 31, 2020. Net cash provided by investing activities for both periods was primarily associated with transactions involving our marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $2.7 million for the three months ended March 31, 2021, compared to $0.4 million for the three months ended March 31, 2020. Net cash provided by financing activities for both periods was primarily attributable to proceeds from stock option exercises.

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

We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2023. However, we will require additional capital in order to complete clinical development for each of our current programs. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

●	the costs and timing of developing our product candidates, apitegromab and SRK-181, including the extension phase of our TOPAZ Phase 2 clinical trial and Phase 3 clinical program for apitegromab in SMA, the DRAGON Phase 1 clinical trial for SRK-181, and the costs and timing of conducting future clinical trials, including on account of the COVID-19 pandemic and its impact at clinical trial sites;
●	the costs of future manufacturing of apitegromab, SRK-181 and any other product candidates;
●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
●	the costs of identifying and developing, or in-licensing or acquiring, additional product candidates and technologies;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements, license agreements, or other agreements we might have at such time;
●	the costs of seeking marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and research and development activities;
●	the costs of expanding our infrastructure and facilities to accommodate our growing employee base, including adding equipment and physical infrastructure to support our research and development; and
●	the costs of operating as a public company.

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

There have been no material changes to our critical accounting policies from those described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Careful consideration should be given to the following risk factors, together with all other information set forth in this Quarterly Report on Form 10-Q (“Quarterly Report”), including our consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other documents that we file with the Securities and Exchange Commission (the “SEC”), in evaluating Scholar Rock Holding Corporation and our subsidiaries (collectively, the “Company”) and our business, before investing in our common stock. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The market price of our common stock could decline if one or more of these risks or uncertainties were to occur, which may cause you to lose all or part of the money you paid to buy our common stock. The risk factors described below disclose both material and other risks, and are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this Quarterly Report.

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

Successful completion of clinical trials is a prerequisite to submitting a biologics license application (“BLA”) to the FDA, a Marketing Authorization Application (“MAA”) to the EMA, and similar marketing applications to comparable foreign regulatory authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates.

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

The ongoing COVID-19 pandemic is evolving, continues to spread globally, and to date has led to the implementation of various responses, including government-imposed quarantines, closure of non-essential business, work-from-home directives, travel restrictions, physical distancing, shelter-in-place orders and other public health safety measures. These measures have had and continue to have a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. In response to the COVID-19 pandemic, many of our employees are continuing their work remotely outside of our offices. Additionally, our laboratory operations have been reduced since the declaration of the pandemic and our research activities will continue to be impacted until our laboratory operations are able to return to normal levels of operation that existed prior to the COVID-19 pandemic. We rely on third party manufacturers to manufacture apitegromab and SRK-181. Three vaccines for COVID-19 were granted Emergency Use Authorization by the FDA in late 2020 and early 2021, and more are likely to be authorized in the coming months. The resultant demand for vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots needed for apitegromab or SRK-181. If any of our third party manufacturers is adversely impacted by the COVID-19 pandemic or if they divert resources or manufacturing capacity to accommodate the development or manufacture of a COVID-19 coronavirus vaccine, our supply chain may be disrupted, limiting our ability to supply apitegromab or SRK-181 for our clinical trials. As a result of the COVID-19 pandemic, we have experienced, and may continue to experience, disruptions that impact our business, preclinical studies and clinical trials.

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

If a patient participating in one of our clinical trials contracts COVID-19 coronavirus, this could negatively impact the data readouts from these trials; for example, the patient may be unable to participate further (or may have to limit participation) in our clinical trial, the patient may show a different efficacy assessment than if the patient had not been infected, or such patient could experience an adverse event that could be attributed to our drug product. If a patient participating in any of our clinical trials receives COVID-19 vaccination, it is unknown whether or how the vaccination may impact the data readouts from our clinical trial, such as efficacy and safety. The global outbreak of the COVID-19 coronavirus continues to evolve and the conduct of our trials may be adversely affected, despite efforts to mitigate this impact.

Some clinical trial participants have missed or experienced delays in receiving doses of study drug and completing their clinical trial assessments. For example, as of the TOPAZ Phase 2 twelve-month top-line data readout, four patients in the clinical trial each missed three doses of apitegromab due to COVID-19-related site access restrictions. Additionally, enrollment in the DRAGON Phase 1 clinical study in immuno-oncology has been slower than originally projected due to the travel restrictions imposed in areas affected by the COVID-19 pandemic and where certain clinical trial sites for this study are located. Disruptions and delays resulting from the COVID-19 pandemic could result in additional impacts upon our clinical trials, including delays in or adverse impacts to data readouts (e.g. poor or negative efficacy results or adverse safety signal) from our clinical trials and delays in our ability to identify and enroll patients in current or future clinical trials.

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

The results of preclinical studies, early-stage and smaller open-label clinical trials may not be predictive of the results of future, later-stage, larger and placebo-controlled clinical trials. Preclinical studies and early-stage clinical trials are primarily designed to study PK and PD, understand the side effects of product candidates, and evaluate various doses and dosing schedules. Our current or future product candidates may demonstrate different chemical, biological and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Product candidates in later-stages of clinical trials may fail to show desired pharmacological properties or produce positive safety and efficacy results despite having progressed through preclinical studies and early-stage clinical trials. We completed a Phase 1 trial for apitegromab in healthy adult volunteers and apitegromab is currently being evaluated in the TOPAZ Phase 2 proof-of-concept trial for the treatment of patients with Type 2 and Type 3 SMA. In April 2021, the Company announced positive twelve-month top-line results from the TOPAZ Phase 2 clinical trial. We also initiated the DRAGON Phase 1 trial for SRK-181 in cancer immunotherapy. We cannot assure you that the DRAGON Phase 1 trial, TOPAZ Phase 2 trial, or any other future clinical trials of SRK-181 or apitegromab, will show positive results. There can be no assurance that any of our current clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There can also be no assurance that any of our future clinical trials will show similar results to our earlier clinical trials or support further development or registration of any of our product candidates. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

Interim and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim data, including interim top-line results or preliminary results from our clinical trials. Any interim data and other results from our clinical trials may materially change as more patient data become available. Preliminary or top-line results also remain subject to audit, validation and verification procedures that may result in the final data being materially different from the interim and preliminary data we previously published. As a result, interim and preliminary data may not be predictive of final results and should be viewed with caution until the final data are available. We may also arrive at different conclusions, or considerations may qualify such results, once we have received and fully evaluated additional data. For example, in April 2021, we announced twelve-month topline data from our TOPAZ trial of apitegromab. We believe these top-line data support further evaluation of apitegromab in a registrational clinical trial, subject to consultation with the FDA and other regulatory agencies. Differences between preliminary or interim data and final data could adversely affect our business.

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

We rely especially heavily on third parties over the course of our clinical trials, and, as a result, have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their individual employment policies or compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with good clinical practice (“GCP”) requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in civil monetary penalties, adverse publicity and civil and criminal sanctions. The FDA and National Institutes of Health recently signaled the government’s willingness to begin enforcing these registration and reporting requirements against non-compliant clinical trial sponsors.

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

We may seek Breakthrough Therapy designation or Fast Track designation from the FDA or PRIME designation from the EMA for certain of our product candidates, and we may not be successful in receiving such designation, or if received, such designation may not actually lead to a faster development or regulatory review or approval process.

We may seek Breakthrough Therapy designation, Fast Track designation or PRIME designation for certain of our product candidates.

A breakthrough therapy is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious or life threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Products that have been designated as breakthrough therapies are eligible for more frequent interaction and communication between the FDA, EMA and the sponsor, which can help to identify the most efficient path for clinical development, as well as rolling review. Products designated as breakthrough therapies by the FDA may also be eligible for (but are not assured) accelerated approval.

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

In March 2021, the EMA granted PRIME designation to apitegromab for the treatment of SMA. The receipt of PRIME designation for apitegromab for the treatment of SMA may not result in a faster development process, review or approval compared to products considered for approval under conventional regulatory agency procedures and does not assure ultimate approval by the EMA.

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

Changes in statutes, regulations, or the interpretation of existing statutes or regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; (iv) additional record-keeping requirements; or (v) changes to our pricing arrangements, or coverage of or reimbursement for our products. If any such changes were to be imposed, they could adversely affect the operation of our business.

In the U.S., there have been and continue to be a number of legislative and regulatory changes and proposed changes to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (“ACA”) was enacted, which, among other things, has substantially changed the way health care is financed by both governmental and private insurers, and has significantly impacted the U.S. pharmaceutical industry. The ACA, among other things:

●	subjects biological products to potential competition by lower cost biosimilars,
●	addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected,
●	increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations,
●	establishes annual fees and taxes on manufacturers of certain branded prescription drugs,
●	expands healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, establishes new government investigative powers and enhanced penalties for non-compliance,
●	creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% as of January 1, 2019, pursuant to the Bipartisan Budget Act of 2018) point of sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D,
●	expands eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability,
●	expands the entities eligible for discounts under the PHS Act’s pharmaceutical pricing program, also known as the 340B Drug Pricing Program,
●	creates new requirements to report financial arrangements with physicians and teaching hospitals, commonly referred to as the Physician Payments Sunshine Act,

●	creates a new requirement to annually report the identity and quantity of drug samples that manufacturers and authorized distributors of record provide to physicians,
●	creates a new Patient Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research, and
●	establishes the Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services (“CMS”) to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Some of the provisions of the ACA have been subject to judicial challenges as well as efforts to repeal, replace or otherwise modify them or to alter their interpretation or implementation. For example, the Tax Cuts and Jobs Act of 2017 (“Tax Act”), includes a provision that eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate,” effective January 1, 2019. Further, The Bipartisan Budget Act of 2018 (“BBA”), among other things, amends the Medicare statute, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole” by raising the manufacturer discount under the Medicare Part D coverage gap discount program to 70% (as of January 1, 2019). Currently, the Supreme Court is considering whether the Affordable Care Act’s individual mandate, post-repeal of its associated tax penalty, is unconstitutional, and, if so, whether the remaining provisions of the Affordable Care Act are inseverable from the mandate. A ruling is expected by mid-2021 and could produce any of a number of results, including invalidation of the Affordable Care Act in its entirety if there is a finding of inseverability. It is unclear how the ultimate decision in this case, or other efforts to repeal, replace or otherwise modify, or invalidate, the Affordable Care Act or its implementing regulations, or portions thereof, will affect our business. Additional legislative changes, regulatory changes and judicial challenges related to the ACA remain possible. We cannot predict what effect further changes related to the ACA, including under the Biden administration, would have on our business.

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. For example, on August 2, 2011, the Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Selection Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. In concert with subsequent legislation, this includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030. However, pursuant to the Coronavirus Aid, Relief and Economy Security Act (“CARES Act”), and subsequent legislation, these Medicare sequester reductions will be suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. The American Taxpayer Relief Act of 2012 also reduced Medicare payments to several types of health care providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years, among other things.

Additionally, there has been increasing legislative, regulatory, and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, on November 20, 2020, CMS issued an interim final rule to implement a “Most Favored Nation” demonstration project to test Medicare Part B reimbursement of certain separately payable drugs and biologicals based on international reference prices. The rule has become subject to judicial challenges, and federal courts have enjoined the rule at this time, and CMS has announced it will not proceed to implement the rule without further rulemaking. The Most Favored Nation model would subject certain drugs or biologicals identified by CMS as having the highest annual Medicare Part B spending to an alternative payment methodology based on international reference prices, with the list of products to be updated annually to add more products and products not to be removed absent limited circumstances. There has also been proposed legislation that would establish an international reference price-based Medicare Part B drug and biological payment methodology.

In addition, there have been changes related to Medicare Part B reimbursement for drugs purchased under the 340B drug pricing program. In 2018, CMS implemented a reduction in reimbursement for Medicare Part B drugs obtained under the 340B program from Average Sales Price (ASP) +6% to ASP -22.5%. This reduction has been challenged in court, but, to date, the challenge has been unsuccessful. CMS has indicated that it will continue to evaluate Medicare Part B reimbursement for 340B-purchased drugs.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including by imposing price or patient assistance constraints, restrictions on certain product access, marketing cost disclosure and other transparency measures, and, in some cases, measures designed to encourage importation of pharmaceutical products from other countries and bulk purchasing.

It is possible that the ACA, as currently enacted or as it may be amended or otherwise modified in the future, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare or other healthcare funding, more rigorous coverage criteria, or new payment methodologies or otherwise affect the prices we may obtain for any of our product candidates for which we may receive regulatory approval. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from commercial payors. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be modified or invalidated. The continuing health care reform initiatives efforts of the government, insurance companies, managed care organizations and other payers of health care services to contain or reduce costs of health care may adversely affect the demand for any product candidates for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability; and the level of taxes that we are required to pay.

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

In addition, California recently enacted the California Consumer Policy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General has commenced bringing enforcement actions against violators as of July 1, 2020. While there are currently exceptions for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. We continue to monitor the impact the CCPA may have on our business activities.

Additional laws and regulations governing international operations, including certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, could negatively impact or restrict our operations.

If we further expand our operations outside of the U.S., we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act “(FCPA”) prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct domestic inspections. In April 2021, the FDA issued guidance for the industry formally announcing plans to employ remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Additionally, as of March 18, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards.  However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be appropriate, the agency has stated that it generally intends to issue a complete response letter. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Additionally, regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

Payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain and maintain coverage and reimbursement for any product, we may need to conduct expensive evidence generation studies in order to demonstrate the medical necessity and cost-effectiveness of such a product, in addition to the costs required to obtain regulatory approvals. If payors do not consider a product to be cost-effective compared to current standards of care, they may not cover the product as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to cover its costs or make a profit. While any proposed measures will require authorization through additional legislation to become effective, Congress and the Biden administration have each indicated that they will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In addition, periodic maintenance fees on any issued patent are due to be paid to the U.S. patent office (“USPTO”) and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Moreover, complications due to the COVID-19 pandemic may result in inadvertent lapse due to, for example, unexpected closures of the USPTO or foreign patent offices, delays in delivery of notifications relating to deadlines, or failure to timely and/or properly obtain signatures on necessary documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

Our current owned patents and co-owned patents covering our proprietary technologies and our product candidates are expected to expire beginning in 2034 (owned) and November 2033 (co-owned), respectively, without taking into account any possible patent term adjustments or extensions. Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the U.S. or foreign jurisdictions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a material adverse effect on our business, results of operations, financial condition and prospects. We own and co-own pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from November 2033 through 2042 without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.

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

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and other development activities in the U.S. is protected under the Safe Harbor exemption as set forth in 35 U.S.C. § 271. If and when apitegromab, SRK-181 or another one of our product candidates is approved by the FDA, that certain third-party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we are not aware of any claims of such a patent that could otherwise materially adversely affect commercialization of our product candidates, we may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms, or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

We may also choose to challenge the patentability of claims in a third-party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge the grant of a third-party’s patent in opposition proceedings in the European Patent Office (“EPO”) or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, the EPO or other patent office, then we may be exposed to litigation by a third-party alleging that the patent may be infringed by our product candidates or proprietary technologies.

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

We are a biopharmaceutical company formed in 2012 and our operations to date have been focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. We have not yet demonstrated the ability to progress any of our product candidates through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three months ended March 31, 2021 and 2020, we reported a net loss of $27.7 million and $17.1 million, respectively. As of March 31, 2021, we had an accumulated deficit of $272.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, apitegromab and SRK-181, and any future product candidates.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, including clinical trials for apitegromab and SRK-181 and preclinical studies and clinical trials for any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of March 31, 2021, we had approximately $314.7 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2021, will be sufficient to fund our operating expenses and capital expenditure requirements into 2023. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Additionally, any program setbacks or delays due to changes in federal or state laws or clinical site or clinical vendor policies as a result of the COVID-19 pandemic could impact our programs and increase our expenditures. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

As of March 31, 2021, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 17.6% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

SCHOLAR ROCK HOLDING CORPORATION

Date: May 13, 2021	By:	/s/ Stuart A. Kingsley
Stuart A. Kingsley President and Chief Executive Officer (Principal Executive Officer)
Date: May 13, 2021	By:	/s/ Edward H. Myles
Edward H. Myles Chief Financial Officer and Head of Business Operations (Principal Financial Officer)