Form 10-Q
period 2021-06-30
Scholar Rock Holding Corp
filed 2021-08-10
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

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

The number of outstanding shares of the Registrant’s Common Stock as of August 4, 2021 was 34,460,597.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”), including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the success, cost and timing of clinical trials for apitegromab (SRK-015), including the results, progress and completion of clinical trials, and the results, and the timing of results, from these trials;
●	the success, cost and timing of clinical trials for SRK-181, including the results, progress and completion of our DRAGON Phase 1 clinical trial for SRK-181 and any future clinical trials for SRK-181, and the results, and the timing of results, from these trials;
●	the success, cost and timing of our other product development activities, preclinical studies and clinical trials, and the results, and timing of results, from these studies and trials;
●	our success in identifying and executing a development program for additional indications for apitegromab, SRK-181 and in identifying product candidates from our other programs;
●	the clinical utility of our product candidates and their potential advantages over other therapeutic options;
●	our ability to obtain, generally or on terms acceptable to us, funding for our operations, including funding necessary to complete further development and, upon successful development, if approved, commercialization of apitegromab, SRK-181 or any of our future product candidates;
●	risks associated with the COVID-19 pandemic, which may adversely impact our business, preclinical studies, clinical trials and financial results;
●	the potential for our identified research priorities to advance our proprietary platform, development programs or product candidates;
●	the timing, scope, or likelihood of our ability to obtain and maintain regulatory approval from the U.S. Food and Drug Administration (“FDA”), the European Commission (“EC”) and other regulatory authorities for apitegromab, SRK-181 and any future product candidates, and any related restrictions, limitations or warnings in the label of any approved product candidate;
●	our ability to continue to grow our organization, including our personnel, systems and relationships with third parties;
●	our ability to retain our executives and highly skilled technical and managerial personnel, which could be affected due to any transition in management, or if we fail to recruit additional highly skilled personnel;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection;
●	our ability and the potential to successfully manufacture our product candidates for clinical trials and for commercial use, if approved;

●	our ability to establish or maintain collaborations or strategic relationships, including our collaboration with Gilead Sciences, Inc. (“Gilead”);
●	our expectations relating to the potential of our proprietary platform technology;
●	our ability to obtain additional funding when necessary;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in combination with others;
●	our expectations related to the use of our cash reserves;
●	the impact of new laws and regulations or amendments to existing laws and regulations;
●	developments and projections relating to our competitors and our industry;
●	our estimates and expectations regarding cash and expense levels, future revenue, capital requirements and needs for additional financing, including our expected use of proceeds from our public offerings, and liquidity sources;
●	our expectations regarding the period during which we qualify as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act; and
●	other risks and uncertainties, including those listed under the caption Part II, Item 1A “Risk Factors”.

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

SCHOLAR ROCK HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$206,919	$160,358
Marketable securities	75,298	180,673
Prepaid expenses and other current assets	8,149	3,373
Total current assets	290,366	344,404
Property and equipment, net	9,433	8,121
Operating lease right-of-use asset	28,733	32,261
Restricted cash	2,498	2,498
Other long-term assets	1,021	1,021
Total assets	$332,051	$388,305
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,627	$3,409
Accrued expenses	15,454	14,958
Operating lease liability	6,999	5,366
Deferred revenue	42,706	18,816
Other current liabilities	236	15
Total current liabilities	67,022	42,564
Long-term portion of operating lease liability	23,523	27,093
Long-term debt	24,847	24,680
Other long-term liabilities	3	5
Long-term portion of deferred revenue	—	33,193
Total liabilities	115,395	127,535
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2021 and December 31, 2020; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 34,459,787 and 34,152,470 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	34	34
Additional paid-in capital	519,322	505,069
Accumulated other comprehensive income (loss)	9	(2)
Accumulated deficit	(302,709)	(244,331)
Total stockholders’ equity	216,656	260,770
Total liabilities and stockholders’ equity	$332,051	$388,305

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$4,595	$3,900	$9,303	$8,930
Operating expenses:
Research and development	25,603	16,997	48,152	33,899
General and administrative	9,265	6,365	18,631	12,187
Total operating expenses	34,868	23,362	66,783	46,086
Loss from operations	(30,273)	(19,462)	(57,480)	(37,156)
Other income (expense), net	(434)	181	(898)	805
Net loss	$(30,707)	$(19,281)	$(58,378)	$(36,351)
Net loss per share, basic and diluted	$(0.84)	$(0.65)	$(1.60)	$(1.23)
Weighted average common shares outstanding, basic and diluted	36,582,708	29,690,280	36,482,132	29,608,814

Comprehensive loss:
Net loss	$(30,707)	$(19,281)	$(58,378)	$(36,351)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(14)	(185)	11	12
Total other comprehensive income (loss)	(14)	(185)	11	12
Comprehensive loss	$(30,721)	$(19,466)	$(58,367)	$(36,339)

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	34,152,470	$34	$505,069	$(2)	$(244,331)	$260,770
Unrealized gain on marketable securities	—	—	—	25	—	25
Exercise of stock options	245,920	—	2,743	—	—	2,743
Equity-based compensation expense	—	—	4,673	—	—	4,673
Net Loss	—	—	—	—	(27,671)	(27,671)
Balance at March 31, 2021	34,398,390	$34	$512,485	$23	$(272,002)	$240,540
Unrealized loss on marketable securities	—	—	—	(14)	—	(14)
Exercise of stock options	61,397	—	611	—	—	611
Equity-based compensation expense	—	—	6,226	—	—	6,226
Net Loss	—	—	—	—	(30,707)	(30,707)
Balance at June 30, 2021	34,459,787	$34	$519,322	$9	$(302,709)	$216,656

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2019	29,792,922	$30	$270,682	$37	$(157,848)	$112,901
Unrealized gain on marketable securities	—	—	—	197	—	197
Exercise of stock options	40,252	—	405	—	—	405
Equity-based compensation expense	—	—	2,214	—	—	2,214
Net loss	—	—	—	—	(17,070)	(17,070)
Balance at March 31, 2020	29,833,174	$30	$273,301	$234	$(174,918)	$98,647
Unrealized loss on marketable securities	—	—	—	(185)	—	(185)
Restricted shares forfeited during the period	(42,010)	—	—	—	—	—
Exercise of stock options	83,523	—	598	—	—	598
Equity-based compensation expense	—	—	2,395	—	—	2,395
Net loss	—	—	—	—	(19,281)	(19,281)
Balance at June 30, 2020	29,874,687	$30	$276,294	$49	$(194,199)	$82,174

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(58,378)	$(36,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,227	784
Amortization of debt discount and debt issuance costs	167	—
Loss on disposal of property and equipment	24	—
Equity-based compensation	10,899	4,609
Amortization/accretion of investment securities	517	(196)
Non-cash operating lease expense	3,107	523
Change in operating assets and liabilities:
Accounts receivable	—	25,000
Prepaid expenses and other current assets	(4,355)	(1,292)
Other assets	—	(963)
Accounts payable	(1,779)	1,543
Accrued expenses	1,227	(1,377)
Operating lease liabilities	(1,937)	(541)
Deferred revenue	(9,303)	(8,930)
Other liabilities	227	—
Net cash used in operating activities	(58,357)	(17,191)
Cash flows from investing activities:
Purchases of property and equipment	(3,295)	(283)
Purchases of marketable securities	(30,131)	(19,400)
Maturities of marketable securities	135,000	114,700
Net cash provided by investing activities	101,574	95,017
Cash flows from financing activities:
Proceeds from stock option exercises	3,354	1,003
Other	(10)	(9)
Net cash provided by financing activities	3,344	994
Net increase in cash, cash equivalents and restricted cash	46,561	78,820
Cash, cash equivalents and restricted cash, beginning of period	162,856	38,806
Cash, cash equivalents and restricted cash, end of period	$209,417	$117,626
Supplemental disclosure of non-cash items:
Property and equipment purchases in accounts payable and accrued expenses	$635	$7
Supplemental cash flow information:
Cash paid for interest	$992	$—

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of the Business

Scholar Rock Holding Corporation and its subsidiaries (collectively, the “Company”) is a biopharmaceutical company focused on the discovery and development of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role. The Company’s novel understanding of the molecular mechanisms of growth factor activation enabled the development of a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target these signaling proteins at the cellular level. The Company’s first product candidate, apitegromab (formerly SRK-015), is a selective, fully human, monoclonal antibody, with a unique mechanism of action that results in the inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-directed therapy for the treatment of spinal muscular atrophy (“SMA”). Apitegromab was evaluated in the Company’s TOPAZ Phase 2 proof-of-concept trial for the treatment of patients with Type 2 and Type 3 SMA and positive 12-month top-line results were announced in April 2021 demonstrating apitegromab’s transformative potential. A randomized, double-blind, placebo-controlled Phase 3 trial in patients with non-ambulatory Type 2 and 3 SMA is anticipated to initiate by year-end 2021. The Company’s second product candidate, SRK-181, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor (“CPI”) therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies. SRK-181 is a selective inhibitor of the activation of latent transforming growth factor beta-1 (“TGFβ1”) that is being investigated in the DRAGON Phase 1 proof-of-concept trial in patients with locally advanced or metastatic solid tumors that exhibit primary resistance to anti-PD-(L)1 antibodies. The Company is progressing the Part A dose escalation portion of the DRAGON trial and plans to advance to Part B dose expansion in mid-2021. Additionally, the Company continues to create a pipeline of novel product candidates with the potential to transform the lives of patients suffering from a wide range of serious diseases, including neuromuscular disorders, cancer, and fibrosis. The Company was originally formed in May 2012. Its principal offices are in Cambridge, Massachusetts.

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

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company’s product candidates. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash, cash equivalents and marketable securities at June 30, 2021 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date the financial statements are issued.

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

Cash, Cash Equivalents and Restricted Cash

The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statement of cash flows (in thousands):

	As of June 30,
	2021	2020
Cash and cash equivalents	$206,919	$115,128
Restricted cash	2,498	2,498
	$209,417	$117,626

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

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 (in thousands):

	Fair Value Measurements at June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$199,238	$199,238	$—	$—
Marketable securities:
U.S. Treasury obligations	75,298	75,298	—	—
Total assets	$274,536	$274,536	$—	$—

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$119,841	$119,841	$—	$—
U.S. Treasury obligations, included in cash and cash equivalents	9,998	9,998	—	—
Marketable securities:
U.S. Treasury obligations	180,673	180,673	—	—
Total assets	$310,512	$310,512	$—	$—

Cash, cash equivalents and marketable securities are Level 1 assets and include investments in money market funds and U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 as of June 30, 2021 and December 31, 2020. There were no transfers of assets between fair value measurement levels during the three and six months ended June 30, 2021 or 2020.

The carrying amounts reflected in the balance sheets for prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at June 30, 2021 and December 31, 2020, due to their short-term nature.

The Company believes the terms of its debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company's debt approximates its fair value based on Level 3 of the fair value hierarchy.

4. Marketable Securities

The following table summarizes the Company’s investments as of June 30, 2021 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$75,289	$9	$—	$75,298
Total available-for-sale securities	$75,289	$9	$—	$75,298

The following table summarizes the Company’s investments as of December 31, 2020 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$180,675	$7	$(9)	$180,673
Total available-for-sale securities	$180,675	$7	$(9)	$180,673

5. Accrued Expenses

As of June 30, 2021 and December 31, 2020, accrued expenses consist of the following (in thousands):

	As of
	June 30,	December 31,
	2021	2020
Accrued external research and development expense	$9,059	$5,387
Accrued payroll and related expenses	4,231	6,663
Accrued professional and consulting expense	1,154	1,141
Accrued other	552	476
Accrued payable for property and equipment	458	1,291
	$15,454	$14,958

6. Equity-Based Compensation

The Company recorded equity-based compensation expense related to all equity-based awards, which was allocated as follows in the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development expense	$2,847	$887	$4,958	$1,702
General and administrative expense	3,379	1,508	5,941	2,907
	$6,226	$2,395	$10,899	$4,609

The following table summarizes the Company’s unrecognized equity-based compensation expense as of June 30, 2021:

	As of June 30, 2021
	Unrecognized Expense (in thousands)	Weighted Average Remaining Period of Recognition (years)
Restricted Stock Awards	$28	0.3
Restricted Stock Units	13,783	3.6
Stock Options	57,333	2.7
	$71,144

Restricted Stock Awards

The following table summarizes the Company’s restricted stock award activity for the current year:

		Weighted
		Average Fair
		Value per Share
	Number of Shares	at Issuance
Restricted stock awards as of December 31, 2020	57,969	$5.77
Vested	(48,582)	$5.77
Restricted stock awards as of June 30, 2021	9,387	$5.77

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the current year:

		Weighted
		Average Grant
	Number of Units	Date Fair Value
Restricted stock units as of December 31, 2020	—	$—
Granted	281,786	$57.28
Forfeited	(14,305)	$59.44
Restricted stock units as of June 30, 2021	267,481	$57.17

Stock Options

The following table summarizes the Company’s stock option activity for the current year:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	3,679,931	$14.96	8.01	$123,600
Granted	1,093,355	$55.85
Exercised	(307,317)	$10.91
Cancelled	(142,959)	$28.47
Outstanding as of June 30, 2021	4,323,010	$25.14	8.10	$46,787
Options exercisable as of June 30, 2021	1,148,376	$16.87	7.47	$15,525

Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the six months ended June 30, 2021 was $40.93.

The following weighted average assumptions were used in determining the fair value of options granted in the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
	2021	2020
Risk-free interest rate	0.74%	1.24%
Expected dividend yield	0.0%	0.0%
Expected term (years to liquidity)	6.21	6.19
Expected volatility	87.89%	81.86%

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

301 Binney Facility Lease

In November 2019, the Company entered into a lease of office and laboratory space at 301 Binney Street in Cambridge, Massachusetts to be used as its new corporate headquarters. The expiration date of the lease is in August 2025 and the Company has the option to extend the term by two years. The base rent is $6.9 million per year, subject to an annual increase of 3.5%, and the Company was subject to a free-rent period through mid-August 2020. Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building. Under this lease, the Company will receive lease incentives of $14.1 million in the form of an allowance for tenant improvements related to the design and build out of the space, of which the Company has received $14.0 million as of June 30, 2021. In connection with the lease, the Company has secured a letter of credit for $2.3 million which renews automatically each year. The lease commencement date, for accounting purposes, was reached in September 2020.

Other information related to the Company’s leases (excluding the Company’s sublease income of $0.7 million and $1.0 million for the three and six months ended June 30, 2021, respectively) is as follows (in thousands, except lease term and discount rate):

	For Three Months Ended	For Six Months Ended
	June 30,	June 30,
	2021	2021
Lease Cost:
Operating lease cost	$2,158	$4,312
Variable lease cost	545	1,153
Total lease cost	$2,703	$5,465

For Six Months Ended
June 30,
2021
Other information:
Operating cash flows used for operating leases	$4,378
Weighted average remaining lease term	3.9 years
Weighted average incremental borrowing rate	7.5%

Specifica Antibody Library

On December 20, 2019 (the “Effective Date”), the Company entered into a Library Development and Transfer Agreement with Specifica Inc. (“Specifica”), whereby Specifica is responsible for developing and delivering a customized antibody display library (the “Library”) for the Company to use to identify antibodies for further research, development, and commercialization. As of June 30, 2021 the Company has paid $2.0 million of the total $3.7 million in fees expected to be paid through 2023 related to the Library. As the return right has lapsed, all $3.7 million in fees have been recognized as expense to date.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2021 and 2020.

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

None of the performance obligations have been fully satisfied as of June 30, 2021. A $25.0 million preclinical milestone was achieved in December 2019 for the successful demonstration of efficacy in preclinical in vivo proof-of-concept studies. As a result, the associated $25.0 million was included in the consideration transferred and proportionally allocated to the performance obligations, as it was probable that a future material reversal will not occur.

In the three and six months ended June 30, 2021, the Company recognized $4.6 million and $9.3 million, respectively, in revenue in the Company’s consolidated statements of operations and comprehensive loss under the Gilead Collaboration Agreement. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at June 30, 2021 is $42.7 million. The Company will recognize the $9.5 million of deferred revenue related to the research and development services based on a cost input method, over the remaining research term for each respective Gilead Program, which is a maximum of six months as of June 30, 2021; each research term is dependent on the timing of Gilead either exercising its options for the Gilead Programs or terminating further development on the Gilead Programs prior to the expiration date of the research term. The $33.2 million of deferred revenue related to the material rights will be recognized as options are exercised by Gilead or at the conclusion of the Option Exercise Period.

10. Net Loss per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding, excluding restricted common stock. The weighted average number of common shares used in the basic and diluted net loss per share calculation include the pre-funded warrants issued in connection with the Company’s November 2, 2020 follow-on offering as the warrants are exercisable at any time for nominal cash consideration. As of June 30, 2021 no pre-funded warrants have been exercised and 2,179,487 pre-funded warrants are outstanding. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	Six Months Ended June 30,
	2021	2020
Restricted stock awards	9,387	126,646
Restricted stock units	267,481	—
Warrant	—	7,614
Stock options	4,323,010	3,491,671
	4,599,878	3,625,931

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

Our first product candidate, apitegromab (formerly SRK-015), is a selective, fully human, monoclonal antibody that specifically binds to proforms of myostatin, which include promyostatin and latent myostatin, thereby inhibiting activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-directed therapy to address the motor function impairment affecting patients with SMA. In May 2021, the U.S. Food and Drug Administration (“FDA”) granted Fast Track designation for apitegromab for the treatment of SMA. The

FDA granted Rare Pediatric Disease designation and Orphan Drug designation to apitegromab for the treatment of SMA in August 2020 and March 2018, respectively. The European Medicines Agency (“EMA”) granted Priority Medicines (PRIME) designation in March 2021 and Orphan Medicinal Product designation in December 2018 to apitegromab for the treatment of SMA.

In April 2021, we announced positive top-line data for the 12-month treatment period of our TOPAZ Phase 2 proof-of-concept clinical trial and in June 2021, we announced supportive data from additional exploratory analyses from the TOPAZ Phase 2 clinical trial at the 2021 Cure SMA Virtual Conference that further demonstrated the potential of apitegromab in patients with SMA. TOPAZ enrolled 58 patients with Type 2 and Type 3 SMA across three cohorts and evaluated the safety and efficacy of intravenous apitegromab dosed every four weeks (Q4W) over a 12-month treatment period.

●	Majority (74%, 23/31) of non-ambulatory patients showed a clinical improvement (defined as ≥1-point increase) in Hammersmith Functional Motor Scale Expanded (HFMSE).
●	In the non-ambulatory cohort of patients (mean age 3.8 years) on background nusinersen started earlier in life (<5 years of age), treatment with apitegromab 20 mg/kg led to sizeable increases in HFMSE.
o	Mean increase from baseline was +7.1 points.
o	88% (7/8) of patients improved (attained a ≥1-point increase).
o	63% (5/8) of patients attained a ≥5-point increase.
o	38% (3/8) of patients attained a >10-point increase.
o	Patients had received approximately two years of prior nusinersen treatment at the time of enrollment (5.4 mean maintenance doses) and were in the chronic maintenance phase of nusinersen therapy during the TOPAZ trial.
●	In the non-ambulatory cohort of patients (mean age 11.7 years) on background nusinersen started later in life (≥5 years of age), treatment with apitegromab 20 mg/kg led to an increase in HFMSE, contrasting with declines experienced on average by this patient population without treatment.
o	Mean increase from baseline was +0.6 points by intent-to-treat analysis and +1.2 points by per-protocol analysis.
o	64% (9/14) of patients improved (attained a ≥1-point increase).
o	29% (4/14) of patients attained a ≥3-point increase.
o	Patients had received approximately two years of prior nusinersen treatment at the time of enrollment (5.1 mean maintenance doses) and were in the chronic maintenance phase of nusinersen therapy during the TOPAZ trial.
●	A post-hoc analysis across all non-ambulatory patients showed no correlation between change in HFMSE score at 12 months and duration of prior nusinersen therapy, providing further evidence that improvements in motor function may be attributed to apitegromab.
●	WHO Motor Development Milestones, a high bar assessment representing major functional achievements, were gained by seven of 35 non-ambulatory patients treated with apitegromab and nusinersen, including three patients who initiated background nusinersen therapy later in life (≥5 years of age).
o	Five patients achieved one new WHO motor milestone, including one patient gaining the ability to walk independently and one patient gaining the ability to stand independently.

o	One patient achieved two new WHO motor milestones (hands and knees crawling and standing with assistance).
o	One patient achieved three new WHO motor milestones (hands and knees crawling, standing with assistance, and walking with assistance).
●	In the ambulatory cohort of patients (mean age 12.6 years), treatment with apitegromab 20 mg/kg as add-on to nusinersen led to a 0.3-point decline from baseline in Revised Hammersmith Scale (RHS) and treatment with apitegromab 20 mg/kg as a monotherapy led to a 0.4-point decline in RHS. Motor function declines are common in patients with ambulatory Type 3 and can be severe in a subset of patients.

The five most frequently reported treatment-emergent adverse events (AEs) included headache, pyrexia, upper respiratory tract infection, cough, and nasopharyngitis. Incidence and severity of AEs were consistent with the underlying patient population and background therapy.

The extension phase for patients who completed the 12-month TOPAZ trial is ongoing.

Subject to feedback from regulatory agencies, a randomized, double-blind, placebo-controlled Phase 3 trial is anticipated to initiate by the end of 2021 and is expected to evaluate apitegromab as an add-on to nusinersen or risdiplam in patients with non-ambulatory Type 2 and Type 3 SMA. The non-ambulatory Type 2 and Type 3 patient population is where apitegromab demonstrated the largest increases in motor function (HFMSE scores) as an add-on to nusinersen in the TOPAZ trial. Patients with non-ambulatory Type 2 and Type 3 SMA represent approximately two-thirds of the overall prevalent SMA patient population.

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

Since inception, we have incurred significant operating losses. Our net losses were $58.4 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $302.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition, we anticipate that our expenses will increase in connection with our ongoing activities, as we:

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic (the “COVID-19 pandemic”), which continues to spread throughout the U.S. and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the COVID-19 pandemic. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, including the development and deployment of any vaccine program. Accordingly, we cannot predict the extent to which our business, including our clinical trials, financial condition and results of operations will be affected. As a result of the COVID-19 pandemic, we have experienced disruptions that have impacted our business, preclinical studies and clinical trials, including disruptions or restrictions on our ability to access and monitor certain clinical trial sites, restrictions on clinical trial participants’ ability to access our clinical trial sites and delays in enrollment. Some clinical trial participants have missed or experienced delays in receiving doses of study drug and completing their clinical trial assessments. For example, four patients (one in Cohort 2 and three in Cohort 3) of the TOPAZ clinical trial each missed three doses of apitegromab over the course of the 12-month treatment period due to COVID-19-related site access restrictions. This has affected our clinical trials and could result in further impacts, including delays in or adverse impacts to data readouts from our clinical trials, delays in our ability to identify and enroll patients in current or future clinical trials and decisions by enrolled patients to discontinue from our clinical trials due to COVID-19 related concerns. While our laboratory operations have resumed to near-normal capacity, we may continue to experience challenges in procuring materials and supplies in a consistently timely manner due to COVID-19 related supply chain issues. Some of our third-party manufacturers have diverted resources or manufacturing capacity to accommodate the development or manufacture of COVID-19 coronavirus vaccines. Although this has not had an impact on our ability to produce sufficient quantities of apitegromab or SRK-181 for our clinical trials, we continue to work closely with our third-party manufacturers to mitigate potential impacts to our clinical supply chain. In addition, delays in the development of COVID-19 vaccines or the deployment of vaccines which are approved or otherwise authorized for emergency use, a recurrence or “subsequent waves” of COVID-19 cases, or the discovery of vaccine-resistant COVID-19 variants could cause other widespread or more severe impacts. We continue to monitor developments as we deal with the disruptions and uncertainties relating to the COVID-19 pandemic.

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

Revenue associated with the research and development and license performance obligations relating to the Gilead Programs is recognized as revenue as the research and development services are provided using an input method. The input method is based on the costs incurred on each Gilead Program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurs over time. In management’s judgment, this input method is the best measure of progress towards satisfying the performance obligations. We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition. The estimate of remaining costs is highly subjective, as the research is novel, therefore efforts to be successful may be significantly different than the estimated costs made at the balance sheet date. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on our consolidated balance sheet. We expect to recognize the remaining $9.5 million in deferred revenue related to the research and development services based on the cost input method described above, over the remaining research term for each respective Gilead Program, which is up to three years from the execution of the agreement. Each research term is dependent on the timing of Gilead either exercising its options for the Gilead Programs or terminating further development on the Gilead Programs prior to the expiration date of the research term. The deferred revenue related to the material rights of $33.2 million will be recognized as options are exercised by Gilead or at the conclusion of the Option Exercise Period.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2021	2020	$	%
Revenue	$4,595	$3,900	$695	17.8%
Operating expenses:
Research and development	25,603	16,997	8,606	50.6%
General and administrative	9,265	6,365	2,900	45.6%
Total operating expenses	34,868	23,362	11,506	49.3%
Loss from operations	(30,273)	(19,462)	(10,811)	55.5%
Other income (expense), net	(434)	181	(615)	NM*
Net loss	$(30,707)	$(19,281)	$(11,426)	59.3%

*NM means not meaningful.

Revenue

Revenue was $4.6 million and $3.9 million for the three months ended June 30, 2021 and June 30, 2020, respectively, an increase of $0.7 million or 17.8%. The revenue for both of these periods was related to the Gilead Collaboration Agreement executed in December 2018. Revenue associated with the research and development and license performance obligations relating to the Gilead Programs is recognized as the research and development services are provided using a cost input method. The increase in revenue was attributable to the change in progress of the programs period over period. The $42.7 million deferred revenue balance as of June 30, 2021 is comprised of $9.5 million that we expect will be recognized as revenue during the remainder of 2021 and $33.2 million related to material rights that will be recognized as revenue either at the time the options are exercised by Gilead or at the lapse of the Option Exercise Period, March 19, 2022.

Operating Expenses

Research and Development

Research and development expense was $25.6 million and $17.0 million for the three months ended June 30, 2021 and June 30, 2020, respectively, an increase of $8.6 million or 50.6%. The following table summarizes our research and development expense for the three months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2021	2020	$	%
External costs by program
Apitegromab (SRK-015)	$8,626	$3,544	$5,082	143.4%
SRK-181	1,653	3,469	(1,816)	(52.3)%
Other early development candidates and unallocated costs	3,418	2,886	532	18.4%
Total external costs	13,697	9,899	3,798	38.4%
Internal costs:
Employee compensation and benefits	7,832	5,401	2,431	45.0%
Facility and other	4,074	1,697	2,377	140.1%
Total internal costs	11,906	7,098	4,808	67.7%
Total research and development expense	$25,603	$16,997	$8,606	50.6%

The increase in research and development expense was primarily attributable to the following:

●	An increase in our external research and development costs of $3.8 million, which primarily consisted of:
o	$5.1 million increase in costs associated with apitegromab, due primarily to costs associated with our clinical drug supply manufacturing; partially offset by
o	$1.8 million decrease in costs associated with SRK-181 primarily due to lower clinical drug supply manufacturing costs compared to the corresponding period in 2020 as well as a one-time $1.0 million milestone fee in the second quarter of 2020.
o	$0.5 million increase in other early development candidates and unallocated costs. This increase is mostly related to expense associated with the purchase of our customized antibody display library from Specifica.
●	$4.8 million increase in internal research and development costs, which was primarily driven by an increase in employee compensation and benefits costs, associated with increased headcount and related overhead, as we continued to expand our research and development functions in addition to an increase in facility costs due to our new office and laboratory space at 301 Binney Street in Cambridge, Massachusetts.

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

General and Administrative

General and administrative expense was $9.3 million and $6.4 million for the three months ended June 30, 2021 and June 30, 2020, respectively, an increase of $2.9 million or 45.6%. The increase in general and administrative expense was primarily attributable to an increase of $2.3 million in employee compensation and benefits, related to increased headcount, an increase in professional fees and an increase in facility costs due to our new office space at 301 Binney Street in Cambridge, Massachusetts.

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

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to an increase in interest expense related to our Loan and Security Agreement entered into in October 2020, as well as a decrease in income earned on our investment portfolio associated with lower interest rates during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2021	2020	$	%
Revenue	$9,303	$8,930	$373	4.2%
Operating expenses:
Research and development	48,152	33,899	14,253	42.0%
General and administrative	18,631	12,187	6,444	52.9%
Total operating expenses	66,783	46,086	20,697	44.9%
Loss from operations	(57,480)	(37,156)	(20,324)	54.7%
Other income (expense), net	(898)	805	(1,703)	NM*
Net loss	$(58,378)	$(36,351)	$(22,027)	60.6%

*NM means not meaningful.

Revenue

Revenue was $9.3 million and $8.9 million for the six months ended June 30, 2021 and June 30, 2020, respectively, an increase of $0.4 million or 4.2%. The revenue for both of these periods was related to the Gilead Collaboration Agreement executed in December 2018. Revenue associated with the research and development and license performance obligations relating to the Gilead Programs is recognized as the research and development services are provided using a cost input method. The increase in revenue was attributable to the change in progress of the programs period over period. The $42.7 million deferred revenue balance as of June 30, 2021 is comprised of $9.5 million that we expect will be recognized as revenue during the remainder of 2021 and $33.2 million related to material rights that will be recognized as revenue either at the time the options are exercised by Gilead or at the lapse of the Option Exercise Period, March 19, 2022.

Operating Expenses

Research and Development

Research and development expense was $48.2 million and $33.9 million for the six months ended June 30, 2021 and June 30, 2020, respectively, an increase of $14.3 million or 42.0%. The following table summarizes our research and development expense for the six months ended June 30, 2021 and 2020 (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2021	2020	$	%
External costs by program:
Apitegromab (SRK-015)	$15,620	$7,744	$7,876	101.7%
SRK-181	4,095	7,463	(3,368)	(45.1)%
Other early programs and unallocated costs	4,392	4,083	309	7.6%
Total external costs	24,107	19,290	4,817	25.0%
Internal costs:
Employee compensation and benefits	15,640	10,824	4,816	44.5%
Facility and other	8,405	3,785	4,620	122.1%
Total internal costs	24,045	14,609	9,436	64.6%
Total research and development expense	$48,152	$33,899	$14,253	42.0%

The increase in research and development expense was primarily attributable to the following:

●	An increase in our external research and development costs of $4.8 million, which primarily consisted of:
o	$7.9 million increase in costs associated with apitegromab, due primarily to costs associated with our clinical drug supply manufacturing; partially offset by
o	$3.4 million decrease in costs associated with SRK-181 primarily due to lower clinical drug supply manufacturing costs compared to the corresponding period in 2020 as well as a one-time $1.0 million milestone fee in the second quarter of 2020.
o	$0.3 million increase in other early development candidates and unallocated costs. This increase is mostly related to expense associated with the purchase of our customized antibody display library from Specifica.
●	$9.4 million increase in internal research and development costs, which was primarily driven by an increase in employee compensation and benefits costs, associated with increased headcount and related overhead, as we continued to expand our research and development functions in addition to an increase in facility costs due to our new office and laboratory space at 301 Binney Street in Cambridge, Massachusetts.

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

General and Administrative

General and administrative expense was $18.6 million and $12.2 million for the six months ended June 30, 2021 and June 30, 2020, respectively, an increase of $6.4 million or 52.9%. The increase in general and administrative expense was primarily attributable to an increase of $4.2 million in employee compensation and benefits, related to increased headcount, an increase in professional fees and an increase in facility costs due to our new office space at 301 Binney Street in Cambridge, Massachusetts.

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

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to an increase in interest expense related to our Loan and Security Agreement entered into in October 2020, as well as a decrease in income earned on our investment portfolio associated with lower interest rates during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020.

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

The following table provides information regarding our total cash, cash equivalents and marketable securities at June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$206,919	$160,358
Marketable securities	75,298	180,673
Total cash, cash equivalents and marketable securities	$282,217	$341,031

During the six months ended June 30, 2021, our cash, cash equivalents and marketable securities balance decreased by approximately $58.8 million. The decrease was primarily due to cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our primary product candidates and supported our internal research and development efforts, capital purchases, and interest payments on our debt, partially offset by receipts from stock option exercises.

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

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(58,357)	$(17,191)
Net cash provided by investing activities	101,574	95,017
Net cash provided by financing activities	3,344	994
Net increase in cash, cash equivalents and restricted cash	$46,561	$78,820

Net Cash Used in Operating Activities

Net cash used in operating activities was $58.4 million for the six months ended June 30, 2021, and consisted of our net loss of $58.4 million, changes in our assets and liabilities of $15.9 million, partially offset by non-cash adjustments of $15.9 million. The changes in our assets and liabilities includes a $9.3 million change in deferred revenue related to the Gilead collaboration. The non-cash adjustments are primarily from equity-based compensation.

Net cash used in operating activities was $17.2 million for the six months ended June 30, 2020 and consisted of our net loss of $36.4 million, partially offset by changes in our assets and liabilities of $13.4 million and non-cash adjustments of $5.7 million. The changes in our assets and liabilities includes the reduction of accounts receivable due to the $25 million of cash received from Gilead in January 2020 from the preclinical milestone that was achieved in December 2019 and an $8.9 million change in deferred revenue related to the Gilead collaboration. The non-cash adjustments are primarily from equity-based compensation.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $101.6 million for the six months ended June 30, 2021 compared to net cash provided by investing activities of $95.0 million for the six months ended June 30, 2020. Net cash provided by investing activities for both periods was primarily associated with transactions involving our marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3.3 million for the six months ended June 30, 2021, compared to $1.0 million for the six months ended June 30, 2020. Net cash provided by financing activities for both periods was primarily attributable to proceeds from stock option exercises.

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

We expect that our existing and available cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2023. However, we will require additional capital in order to complete clinical development for each of our current programs. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

●	the costs and timing of developing our product candidates, apitegromab and SRK-181, including the extension phase of our TOPAZ Phase 2 clinical trial and Phase 3 clinical program for apitegromab in SMA, the DRAGON Phase 1 clinical trial for SRK-181, and the costs and timing of conducting future clinical trials, including on account of the COVID-19 pandemic and its impact at clinical trial sites;
●	the costs of future manufacturing of apitegromab, SRK-181 and any other product candidates; including impacts from the COVID-19 pandemic and its impact at our contract manufacturers;
●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
●	the costs of identifying and developing, or in-licensing or acquiring, additional product candidates and technologies;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements, license agreements, or other agreements we might have at such time;
●	the costs of seeking marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and research and development activities;
●	the costs of expanding our infrastructure and facilities to accommodate our growing employee base, including adding equipment and physical infrastructure to support our research and development; and
●	the costs of operating as a public company.

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

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer) has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

Risks Related to Product Development and Regulatory Approval

●	Product development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of apitegromab, SRK-181, or any future product candidates.
●	Our business may be materially and adversely affected by pandemics such as the ongoing COVID-19 pandemic. The COVID-19 pandemic has had, and will likely continue to have, an impact on our business and operations.
●	The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later-stage clinical trials.
●	Interim and preliminary results from our clinical trials that we announce or publish from time to time may change (e.g. from positive efficacy results to poor or negative efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.
●	The data from our clinical trials, including from any future clinical trials conducted by us or any of our collaborators, may reveal significant adverse events not seen in our preclinical studies or earlier clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
●	We rely on third parties to conduct our clinical trials and to conduct certain aspects of our preclinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may be delayed or unable to receive regulatory approval of or commercialize any potential product candidates, and our business could be materially harmed.

●	The regulatory approval process for our product candidates in the U.S., EU and other jurisdictions is currently uncertain and will be lengthy, time-consuming and inherently unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.
●	The FDA may disagree with our development plan and we may fail to receive or be delayed in receiving regulatory approval of our product candidates.
●	We have received Orphan Drug designation from the FDA for apitegromab for the treatment of SMA and the EC granted Orphan Medicinal Product designation to apitegromab for the treatment of SMA. We may seek Orphan Drug designation from regulatory authorities in other jurisdictions for apitegromab and Orphan Drug designation from the FDA, EC or regulatory authorities in other jurisdictions for our future product candidates. In any of these instances, we may not receive the requested designation or we may be unable to realize the benefits associated with Orphan Drug designation, including the potential for market exclusivity.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to develop our product pipeline and receive regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

Risks Related to Manufacturing and Supply

●	Because we rely on third-party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials, and, if approved, commercial materials, may become limited or interrupted or may not be of satisfactory quantity or quality.

Risks Related to Our Business and Operations

●	We will need to continue to grow our organization, including our personnel, systems and relationships with third parties, in order to develop our drug candidates.
●	Our executives and highly skilled technical and managerial personnel are critical to our business. If we lose key personnel, have transition in management, or if we fail to recruit additional highly skilled personnel, our ability to further develop apitegromab and SRK-181, and our operations may be impaired.
●	Failure by us or any of our employees, independent contractors, consultants, commercial partners or vendors to comply with applicable laws and regulations could negatively affect our business and operations.
●	The failure to maintain the Gilead Collaboration Agreement, or the failure of Gilead to perform its obligations under or our failure to achieve certain milestones under the Gilead Collaboration Agreement could negatively impact our business, financial condition, results of operations and prospects.

Risks Related to Intellectual Property

●	Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
●	We depend on intellectual property licensed from third parties. Failure to comply with our obligations under any of these licenses or termination of any of these licenses could result in the loss of significant rights, which would harm our business.

Risks Related to Our Financial Condition and Capital Requirements

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

Risks Related to Our Common Stock

●	Our stock price is volatile and various factors could make our stock less attractive to investors.

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

The ongoing COVID-19 pandemic is evolving, continues to spread globally, and to date has led to the implementation of various responses, including government-imposed quarantines, closure of non-essential business, work-from-home directives, travel restrictions, physical distancing, shelter-in-place orders and other public health safety measures. These measures have had and continue to have a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services may be slow to return to pre-pandemic levels. In response to the COVID-19 pandemic, many of our employees are continuing their work remotely outside of our offices. Additionally, while our laboratory operations have resumed to near-normal capacity, we may continue to experience challenges in procuring materials and supplies in a consistently timely manner due to COVID-19 related supply chain issues. We rely on third-party manufacturers to manufacture apitegromab and SRK-181. The demand for COVID-19 vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots needed for apitegromab or SRK-181. If any of our third-party manufacturers is adversely impacted by the COVID-19 pandemic or if they divert resources or manufacturing capacity to accommodate the development or manufacture of a COVID-19 coronavirus vaccine, our supply chain may be disrupted, limiting our ability to supply apitegromab or SRK-181 for our clinical trials. As a result of the COVID-19 pandemic, we have experienced, and may continue to experience, disruptions that impact our business, preclinical studies and clinical trials.

Our clinical trials include sites located in regions that have been afflicted by the COVID-19 coronavirus and many sites have instituted policies regarding operations as a result of the COVID-19 pandemic. Some factors from the COVID-19 pandemic that could adversely affect enrollment in, as well as conduct, progress, continuation and completion of our clinical trials include:

●	the diversion of healthcare resources away from the conduct of clinical trial matters to focus on COVID-19 pandemic concerns, including the administration of COVID-19 vaccines, which could negatively affect the attention of physicians serving as our clinical trial investigators, the hospitals serving as our clinical trial sites and the hospital staff supporting the conduct of our clinical trials;
●	the continued impact from COVID-19 on healthcare providers, patients and personnel, which may vary considerably from jurisdiction to jurisdiction, as well as on local restrictions and practices, including the complexities of having to understand and navigate multiple sets of protocols and the accessibility and rates of vaccinations in various geographies;
●	limitations on travel and quarantine requirements that interrupt key trial activities, such as clinical trial site initiations, our ability and the ability of our CROs to access and monitor clinical trial sites, and new clinical trial site policies resulting from the COVID-19 pandemic that determine essential and non-essential functions and staff, which may impact the ability of site staff to conduct assessments, or result in delays to the conduct of the assessments, as part of our clinical trial protocols, or the ability to enter assessment results into clinical trial databases in a timely manner, or that limit the ability of a patient to participate in a clinical trial or delay access to product candidate dosing or assessments;
●	patients may be unable or unwilling to participate further (or may have to limit participation, including missing certain scheduled doses of the investigational product) in our clinical trials;
●	skipping or delays in product candidate dosing or assessments as part of a clinical trial that could adversely affect clinical trial data readouts, including efficacy and safety results;
●	skipping or delays in the administration of background therapies of patients in a clinical trial, such as SMN upregulator therapy for SMA or anti-PD-(L)1 therapy for cancer, or other background care that could adversely affect clinical trial data readouts, including efficacy and safety results;
●	interruption in global shipping affecting the transport of clinical trial materials, such as product candidates used in our trials; and
●	employee absenteeism or furlough days that delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

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

Some clinical trial participants have missed or experienced delays in receiving doses of study drug and completing their clinical trial assessments. For example, as of the TOPAZ Phase 2 twelve-month top-line data readout, four patients in the clinical trial each missed three doses of apitegromab due to COVID-19-related site access restrictions. Additionally, enrollment in the DRAGON Phase 1 clinical trial in immuno-oncology has been slower than originally projected due to the travel restrictions imposed in areas affected by the COVID-19 pandemic and where certain clinical trial sites for this study are located. Disruptions and delays resulting from the COVID-19 pandemic could result in additional impacts upon our clinical trials, including delays in or adverse impacts to data readouts (e.g. poor or negative efficacy results or adverse safety signal) from our clinical trials and delays in our ability to identify and enroll patients in current or future clinical trials.

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

Our clinical development strategy depends on the continued use and availability of certain third-party approved drug therapies.

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

The results of preclinical studies and early-stage clinical trials may not be predictive of the results of future, later-stage clinical trials. Preclinical studies and early-stage clinical trials are primarily designed to study PK and PD, understand the side effects of product candidates, and evaluate various doses and dosing schedules. Our current or future product candidates may demonstrate different chemical, biological and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Product candidates in later-stages of clinical trials may fail to show desired pharmacological properties or produce positive safety and efficacy results despite having progressed through preclinical studies and early-stage clinical trials. We completed a Phase 1 trial for apitegromab in healthy adult volunteers and the TOPAZ Phase 2 proof-of-concept trial for the treatment of patients with Type 2 and Type 3 SMA. In April 2021, we announced positive twelve-month top-line results from the TOPAZ Phase 2 clinical trial and in June 2021, we announced supportive data from additional exploratory analyses from the TOPAZ Phase 2 clinical trial at the 2021 Cure SMA Virtual Conference that further demonstrated the potential of apitegromab in patients with SMA. We also initiated the DRAGON Phase 1 trial for SRK-181 in cancer immunotherapy. We cannot assure you that the DRAGON Phase 1 trial or any other future clinical trials of SRK-181 or apitegromab will show positive results. There can be no assurance that any of our current clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There can also be no assurance that any of our future clinical trials will show similar results to our earlier clinical trials or support further development or registration of any of our product candidates. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

Interim and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim data, including interim top-line results or preliminary results from our clinical trials. Any interim data and other results from our clinical trials may materially change as more patient data become available. Preliminary or top-line results also remain subject to audit, validation and verification procedures that may result in the final data being materially different from the interim and preliminary data we previously published. As a result, interim and preliminary data may not be predictive of final results and should be viewed with caution until the final data are available. We may also arrive at different conclusions, or considerations may qualify such results, once we have received and fully evaluated additional data. For example, in April 2021, we announced twelve-month top line data from our TOPAZ clinical trial of apitegromab. We believe these top-line data support further evaluation of apitegromab in a registrational clinical trial, subject to consultation with the FDA and other regulatory agencies. Differences between preliminary or interim data and final data could adversely affect our business.

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

If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for Fast Track designation. Products receiving a Fast Track designation are eligible for more frequent interaction and communication with FDA and rolling review. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In May 2021, the FDA granted Fast Track designation for apitegromab for the treatment of SMA.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved uses for which the product may be marketed or contain requirements for potentially costly post-market testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS program as a condition of approval of our product candidates, which could entail requirements for long-

term patient follow-up, a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

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

In order to continue to conduct later-stage clinical trials with apitegromab, SRK-181 or any of our future product candidates, or, if approved, produce commercial product, we will need to manufacture such product candidate in large quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities. If we, or any manufacturing partners, are unable to successfully scale-up the manufacture of our product candidates in sufficient quality and quantity, including as a result of the COVID-19 pandemic, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not received, which could significantly harm our business.

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

We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for a limited number of qualified personnel in the biopharmaceutical space, especially those engaged in oncology and immuno-oncology. In this highly competitive market, there may be increased costs to attract and retain qualified personnel. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we have to offer. If we are not able to offer competitive compensation or appealing opportunities for high quality candidates, we may not be able to attract or retain qualified candidates and personnel. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize apitegromab, SRK-181 or any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our executives and highly skilled technical and managerial personnel are critical to our business. If we lose key personnel, have transition in management, or if we fail to recruit additional highly skilled personnel, our ability to further develop apitegromab, SRK-181 and identify and develop new or next generation product candidates may be impaired.

Our performance substantially depends on the performance of our management team. The unplanned loss of the services of any of our executives or highly skilled technical and managerial personnel could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. These changes in our organization may have a disruptive impact on our ability to implement our strategy and could have a material adverse effect on our business, internal controls, financial condition and results of operations. Management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and operational execution during this phase. If we have additional changes to our executives or highly skilled technical and managerial personnel, we may be unable to successfully manage and grow our business, and our results of operations, execution of corporate goals, internal controls and financial condition could suffer as a result. The unplanned loss of the services of our executives or other personnel also could harm our reputation.

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

Some of the provisions of the ACA have been subject to judicial challenges as well as efforts to repeal, replace or otherwise modify them or to alter their interpretation or implementation. For example, the Tax Cuts and Jobs Act of 2017 (“Tax Act”), includes a provision that eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate,” effective January 1, 2019. Further, The Bipartisan Budget Act of 2018 (“BBA”), among other things, amends the Medicare statute, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole” by raising the manufacturer discount under the Medicare Part D coverage gap discount program to 70% (as of January 1, 2019). On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for the purpose of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business.

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

Additionally, there has been increasing legislative, regulatory, and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the Department of Health and Human Services (“HHS”) to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. For example, on November 20, 2020, CMS issued an interim final rule to implement a “Most Favored Nation” demonstration project to test Medicare Part B reimbursement of certain separately payable drugs and biologicals based on international reference prices. The rule has become subject to judicial challenges, and federal courts have enjoined the rule at this time, and CMS has announced it will not proceed to implement the rule without further rulemaking. The Most Favored Nation model would subject certain drugs or biologicals identified by CMS as having the highest annual Medicare Part B spending to an alternative payment methodology based on international reference prices, with the list of products to be updated annually to add more products and products not to be removed absent limited circumstances. There has also been proposed legislation that would establish an international reference price-based Medicare Part B drug and biological payment methodology.

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

We have conducted our TOPAZ Phase 2 clinical trial of apitegromab in the European Economic Area (“EEA”), may conduct future clinical trials in the EEA and therefore may be subject to additional privacy laws. The General Data Protection Regulation, (EU) 2016/679 (“GDPR”) became effective on May 25, 2018, and deals with the collection, use, storage, disclosure, transfer or other processing of personal data and on the free movement of such data. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the U.S., providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers.

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

Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approvals on a prioritized basis. The FDA has developed a rating system to assist in determining when and where it is safest to conduct domestic inspections. As of May 2021, certain inspections, such as foreign preapproval, surveillance, and for-cause inspections that are not deemed mission-critical, remain temporarily postponed. In April 2021, the FDA issued guidance for the industry formally announcing plans to employ remote interactive evaluations during the COVID-19 pandemic, using risk management methods, to meet user fee commitments and goal dates and in May 2021 announced plans to continue progress toward resuming standard operational levels. Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards.  However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue a complete response letter or defer action on the application until an inspection can be completed. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Additionally, regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

Our current operations are concentrated in one location, and we or the third parties upon whom we depend may experience business interruptions and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster, including earthquakes, outbreak of disease or other natural disasters.

Our office and laboratory facilities are located in Cambridge, Massachusetts. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, the facilities at any clinical trial site, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of apitegromab, SRK-181 and future product candidates or interruption of our business operations. If a natural disaster, outbreak of disease, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. For example, the COVID-19 pandemic has already resulted in extended shutdowns of certain businesses and has had ripple effects to businesses around the world. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services may be slow to return to pre-pandemic levels. In response to the spread of the COVID-19 coronavirus, many of our employees are continuing their work remotely outside of our offices. As a result of the COVID-19 pandemic, our ability to identify and enroll patients in current and future clinical trials may become more difficult and costly and data readouts from our clinical trials may be delayed or adversely impacted. The full extent to which the COVID-19 pandemic impacts our business or operations will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the COVID-19 coronavirus and the actions to contain the COVID-19 coronavirus or treat its impact, among others. Global health concerns, such as the COVID-19 pandemic, could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate.

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

We are subject to a number of other risks associated with our collaboration with Gilead, including:

●	If we are able to identify program antibodies and present Gilead with development candidate nominations, Gilead may not exercise or may delay exercising its option to such program or we and Gilead could disagree as to future development plans, and Gilead may delay, fail to commence, or stop future preclinical and clinical development and commercialization.
●	If Gilead exercised one or more options, following such exercise, Gilead will have sole responsibility for the development and commercialization of the product candidates from such program in the applicable field. Gilead will have the sole discretion to determine and direct its efforts and resources, including the ability to discontinue all efforts and resources it applies to the development and, if approval is received, commercialization and marketing of the product candidates covered by the applicable program. Gilead may not be effective in receiving approvals for the product candidates developed from the programs or in marketing, or arranging for necessary supply, manufacturing or distribution relationships for, any approved products. Furthermore, Gilead may change its strategic focus or pursue alternative technologies in a manner that results in reduced, delayed or no revenue to us. Gilead has a variety of marketed products and product candidates under collaboration with other companies, including some of our competitors, and its own corporate objectives may not be consistent with our best interests. If Gilead fails to develop, receive regulatory approval for or ultimately commercialize any product candidate from the programs covered by the Gilead Collaboration Agreement, or if Gilead terminates our collaboration, our business, financial condition, results of operations and prospects would be harmed.
●	There may be disputes between Gilead and us, including disagreements regarding the Gilead Collaboration Agreement, that may result in the delay of development programs, creation of uncertainty as to ownership of, control of, or access to intellectual property rights, litigation or arbitration proceedings, distraction of our management from other business activities, and our incurrence of substantial expenses. Any disagreements could result in failure to achieve developmental, regulatory and sales objectives that would have otherwise resulted in milestone or royalty payments to us or the delay or termination of any future development or commercialization of a Gilead Program.

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

If our collaborations do not result in the successful discovery, development and commercialization of product candidates or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under such collaboration. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q also apply to the activities of our therapeutic collaborators.

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

If we or one of our licensing partners initiate legal proceedings against a third-party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third-party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include inter parties review, ex parte re-examination, post-grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, EP3368069 and EP2981822 are currently subject to opposition proceedings. Such proceedings are expensive and could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

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

We are a biopharmaceutical company formed in 2012 and our operations to date have been focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. We have not yet demonstrated the ability to progress any of our product candidates through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the six months ended June 30, 2021, we reported a net loss of $58.4 million. As of June 30, 2021, we had an accumulated deficit of $302.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, apitegromab and SRK-181, and any future product candidates.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, including clinical trials for apitegromab and SRK-181 and preclinical studies and clinical trials for any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of June 30, 2021, we had approximately $282.2 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing and available cash, cash equivalents and marketable securities as of June 30, 2021, will be sufficient to fund our operating expenses and capital expenditure requirements into 2023. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Additionally, any program setbacks or delays due to changes in federal or state laws or clinical site or clinical vendor policies as a result of the COVID-19 pandemic could impact our programs and increase our expenditures. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

As of June 30, 2021, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 17.7% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Item 2. Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.2	May 8, 2018
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.1.1	May 14, 2018
3.3	Amended and Restated By-laws of the Registrant	S-1/A	333-224493	3.4	May 8, 2018
4.1	Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated December 22, 2017	S-1	333-224493	4.1	April 27, 2018
4.2	Specimen Stock Certificate evidencing shares of common stock	S-1/A	333-224493	4.2	May 14, 2018
4.3	Amended and Restated Warrant to Purchase Stock, by and between Silicon Valley Bank and the Registrant, dated December 22, 2017	S-1	333-224493	4.3	April 27, 2018
10.1	Employment Agreement by and between Scholar Rock Inc. and Nagesh Mahanthappa dated July 30, 2021	8-K	001-38501	10.1	August 3, 2021
10.2*	Separation Agreement, dated August 4, 2021, by and between Scholar Rock Inc. and Stuart A. Kingsley
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)

*       Filed herewith

**     Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLAR ROCK HOLDING CORPORATION

Date: August 10, 2021	By:	/s/ Nagesh K. Mahanthappa
Nagesh K. Mahanthappa Interim Chief Executive Officer and President (Principal Executive Officer)
Date: August 10, 2021	By:	/s/ Edward H. Myles
Edward H. Myles Chief Financial Officer and Head of Business Operations (Principal Financial Officer)