Form 10-K
period 2021-12-31
Scholar Rock Holding Corp
filed 2022-03-07
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

As of June 30, 2021, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $531.8 million based on the closing price of the registrant’s common stock on June 30, 2021. The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

As of March 2, 2022, there were 35,297,455 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”), including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the success, cost and timing of clinical trials for apitegromab (SRK-015), including the progress and completion of clinical trials, and the results, and the timing of results, from these trials;
●	the success, cost and timing of preclinical studies and clinical trials for SRK-181, including, but not limited to, the progress and completion of our DRAGON Phase 1 clinical trial for SRK-181, any preclinical studies and any future clinical trials for SRK-181, and the results, and the timing of results, from these trials;
●	the success, cost and timing of our other product development activities, preclinical studies and clinical trials, and the results, and timing of results, from these studies and trials;
●	our success in identifying and executing a development program for additional indications for apitegromab, SRK-181 and in identifying product candidates from our other programs;
●	the clinical utility of our product candidates and their potential advantages over other therapeutic options;
●	our ability to obtain, generally or on terms acceptable to us, funding for our operations, including funding necessary to complete further development and, upon successful development, if approved, commercialization of apitegromab, SRK-181 or any of our future product candidates;
●	risks associated with the COVID-19 pandemic, which may adversely impact our workforce, global supply chain, business, preclinical studies, clinical trials and financial results;
●	the potential for our identified research priorities to advance our proprietary platform, development programs or product candidates;
●	the timing, scope, or likelihood of our ability to obtain and maintain regulatory approval from the U.S. Food and Drug Administration (“FDA”), the European Commission (“EC”) and other regulatory authorities for apitegromab, SRK-181 and any future product candidates, and any related restrictions, limitations or warnings in the label of any approved product candidate;
●	our ability to continue to grow our organization, including our personnel, systems and relationships with third parties;
●	our ability to retain our executives and highly skilled technical and managerial personnel, which could be affected due to any transition in management, or if we fail to recruit additional highly skilled personnel;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection;
●	our ability and the potential to successfully manufacture our product candidates for clinical trials and for commercial use, if approved;

●	our ability to establish or maintain collaborations or strategic relationships;
●	our expectations relating to the potential of our proprietary platform technology;
●	our ability to obtain additional funding when necessary;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in combination with others;
●	our expectations related to the use of our cash reserves;
●	the impact of new laws and regulations or amendments to existing laws and regulations;
●	developments and projections relating to our competitors and our industry;
●	our estimates and expectations regarding cash and expense levels, future revenue, capital requirements and needs for additional financing, including our expected use of proceeds from our public offerings, and liquidity sources;
●	our expectations regarding the period during which we qualify as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act; and
●	other risks and uncertainties, including those listed under the caption Part I, Item 1A “Risk Factors”.

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

We may from time to time provide estimates, projections and other information concerning our industry, the general business environment, and the markets for certain diseases, including estimates regarding the potential size of those markets and the estimated incidence and prevalence of certain medical conditions. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties, and actual events, circumstances or numbers, including actual disease prevalence rates and market size, may differ materially from the information reflected in this Annual Report. Unless otherwise expressly stated, we obtained this industry data, business information, market data, prevalence information and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, medical and general publications, government data, and similar sources, in some cases applying our own assumptions and analysis that may, in the future, prove not to have been accurate.

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

We have a productive scientific platform and are building our portfolio of novel product candidates with the aim of transforming the lives of patients suffering from a wide range of serious diseases, including neuromuscular disorders, cancer, and fibrosis. We have discovered and progressed the development of:

●	Apitegromab, an inhibitor of the activation of latent myostatin, for the treatment of spinal muscular atrophy (“SMA”). We also believe apitegromab could have potential in the treatment of other myostatin-related disorders.
●	SRK-181, an inhibitor of the activation of latent transforming growth factor beta-1 (“TGFβ1”), for the treatment of cancers that are resistant to anti-PD-(L)1 antibody therapies.
●	Potent and selective inhibitors of the activation of transforming growth factor beta (“TGFβ”) for the treatment of fibrotic diseases. We are advancing multiple antibody profiles toward product candidate selection including antibodies that selectively inhibit the activation of latent TGFβ1 in the context of fibrotic extracellular matrix and that avoid perturbing TGFβ1 presented by cells of the immune system.
●	Additional discovery and early preclinical programs related to the selective modulation of growth factor signaling including BMP6 and other growth factors.

Our first product candidate, apitegromab (formerly SRK-015), is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-directed therapy for the treatment of SMA. We are conducting SAPPHIRE, a pivotal Phase 3 trial to evaluate the efficacy and safety of apitegromab in patients with non-ambulatory Type 2 and Type 3 SMA (which is estimated to represent the majority of the current prevalent SMA patient population in the U.S. and Europe). Apitegromab was evaluated in our TOPAZ Phase 2 proof-of-concept clinical trial for the treatment of patients with Type 2 and Type 3 SMA. Positive 12-month top-line results were announced in April 2021 showing apitegromab’s transformative potential (see “TOPAZ Phase 2 Trial Analysis” below). The FDA granted fast track designation, rare pediatric disease designation and orphan drug designation to apitegromab for the treatment of SMA in May 2021, August 2020 and March 2018, respectively. The European Medicines Agency (“EMA”) granted PRIority MEdicines (“PRIME”) designation in March 2021 and the EC granted orphan medicinal product designation in December 2018 to apitegromab for the treatment of SMA.

Our second product candidate, SRK-181, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor therapies (“CPI therapies”), such as anti-PD-1 or anti-PD-L1 antibody therapies. SRK-181 is a highly selective inhibitor of the activation of latent TGFβ1 that is being investigated in our DRAGON Phase 1 proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit primary resistance to anti-PD-(L)1 antibodies. This two-part clinical trial consists of a dose escalation portion (Part A) and a dose expansion portion evaluating SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy (Part B). Part B encompasses five cohorts, including urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, clear cell renal cell carcinoma and other solid tumors and commenced in 2021. Initial clinical data from Part A were presented in November 2021 at the Society for Immunotherapy of Cancer (“SITC”) 36th Annual Meeting.

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

Growth factors are naturally occurring proteins that typically act as signaling molecules between cells and play a fundamental role in regulating a variety of normal cellular processes. Members of the TGFβ superfamily of growth factors, for example, can mediate diverse biological functions, including cell growth and differentiation, tissue homeostasis, immune modulation and extracellular matrix remodeling. Growth factors have also been shown to play a fundamental role in a variety of disease processes. Because of the importance of growth factors in multiple diseases, the pharmaceutical industry has made many attempts to inhibit growth factors in a variety of therapeutic settings. However, products utilizing conventional approaches have seen only limited success. Current therapeutic approaches to treating diseases in which growth factors play a fundamental role involve directly targeting an activated growth factor or its receptor systemically throughout the body and have suffered from a variety of shortcomings:

●	Lack of pathway selectivity—multiple growth factors often signal through the same or overlapping sets of related receptors, making it difficult to specifically modulate one pathway over another;
●	Lack of target selectivity—members of the same growth factor superfamily share considerable structural similarities, making it difficult to achieve specific inhibition of the targeted growth factor; this can result in broad systemic inhibition that can cause undesirable, and in many cases toxic, side effects; and

●	Non-localized-target inhibition—systemic and non-selective inhibition of a growth factor can block the growth factor’s role in the disease process, but can also simultaneously interfere with its other normal physiological roles.

Our approach to the discovery and development of growth factor targeted drugs is fundamentally new and different from traditional approaches. Our approach of targeting the precursor, or latent forms of growth factors is based on the breakthrough discovery by the laboratory of our cofounder, Timothy A. Springer, Ph.D. of Harvard Medical School and Boston Children’s Hospital.

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

To enable our novel approach, we have built a proprietary platform that is rooted in our structural biology insights into activation of latent growth factor precursors. We integrate these insights with sophisticated protein expression, assay development and monoclonal antibody discovery capabilities. In addition to such know-how, our proprietary platform is covered by two patent families, with issued patents projected to expire well into the 2030s, excluding any patent term adjustments or extensions. The key elements of our proprietary platform include the following:

●	focusing on growth factor targets with a high degree of evidence implicating them in a disease process or processes;
●	utilizing structural biology insights to generate recombinant versions of the latent forms of targeted growth factors, as well as versions of closely related growth factors utilizing proprietary technology and in-house expertise;
●	developing proprietary assays in which we are able to recapitulate the natural activation mechanism that these growth factors undergo in the human body;
●	designing sophisticated selection strategies utilizing recombinant antibody libraries such as phage and yeast display that allow us to identify monoclonal antibodies, a well-established therapeutic modality, that can modulate the activation of these growth factors without having an effect on the activation of other closely related growth factors; and
●	optimizing the output of such selections to ensure that our product candidates have the appropriate characteristics for manufacturability and further development.

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

Our Expertise

We have assembled an experienced management team, board of directors, scientific founders and advisory board who bring extensive industry experience to our company. The members of our team have deep experience in discovering, developing and commercializing therapeutics, having worked at companies such as: Alnylam Pharmaceuticals, Inc.; Avila Therapeutics, Inc.; Dyax Corp.; AMAG Pharmaceuticals, Inc; Ocata Therapeutics, Inc; Foundation Medicine, Inc.; Merck; and Pfizer Inc. We were founded by internationally respected scientists, Drs. Timothy A. Springer and Leonard I. Zon of Harvard Medical School and Boston Children’s Hospital.

Our Strategy

Using our proprietary platform to unlock the therapeutic potential of targeting growth factor signaling in the disease microenvironment, our goal is to deliver novel therapies to underserved patients suffering from a wide range of serious diseases, including neuromuscular disorders, cancer and fibrosis. To achieve this goal, we plan to:

●	Continue advancing apitegromab in its registrational program in SMA and offer meaningful benefit to patients. We are developing our first product candidate, apitegromab, for the treatment of patients with SMA. By targeting the latent form of myostatin and specifically inhibiting its activation in muscle, we believe apitegromab holds considerable promise in improving motor function in patients with SMA. We are currently conducting SAPPHIRE, a pivotal Phase 3 trial to evaluate the efficacy and safety of apitegromab in patients with non-ambulatory Type 2 and Type 3 SMA being treated with background survival motor neuron (“SMN”) upregulator therapy (e.g., therapies that upregulate the expression of SMN, such as SMN splicing modulators).
●	Identify the next indication(s) for apitegromab. Our goal is to maximize the value of apitegromab by exploring its potential across SMA types and in other myostatin-related indications. We believe that the role of apitegromab as a muscle-directed therapy could have broad potential beyond SMA, spanning a number of muscle disorders in which fast-twitch fibers may play an important role in motor function. There is also increasing recognition of the important role of skeletal muscle in modulating metabolic physiology, highlighting a potential therapeutic opportunity for myostatin blockade. We have efforts underway to evaluate these opportunities, including preclinical and translational research, development path assessments, and commercial evaluations.
●	Advance our TGFβ1 product candidate, SRK-181, through clinical proof-of-concept. Our second antibody program is focused on the discovery and development of potent and selective inhibitors of the activation of latent TGFβ1. We believe that the selectivity of SRK-181 is a significant differentiator in our efforts to address the historical dose-limiting safety challenges resulting from non-selectively inhibiting multiple isoforms that activate the TGFβ signaling pathway. We are conducting a Phase 1 proof-of-concept clinical trial of SRK-181 in patients with locally advanced or metastatic solid tumors that are experiencing primary resistance to anti-PD-(L)1 antibody therapy. Additionally, we believe that SRK-181 has the potential to address unmet medical needs in other oncology indications, and we will endeavor to maximize the value of this product candidate by exploring its potential in additional oncology indications.
●	Advance additional TGFβ program candidates in non-oncology indications. We believe that additional product candidates in the TGFβ portfolio have the potential to address other disorders associated with increased TGFβ signaling, including tissue and organ fibrosis. To advance the discovery and development of selected inhibitors originating from our TGFβ program that we believe have the potential to address unmet medical needs in non-oncology indications, we entered into a three-year fibrosis-focused collaboration with Gilead Sciences, Inc. (“Gilead”) which concluded in December 2021. We have identified a suite of anti-fibrotic antibodies with novel selectivity profiles that were discovered over the course of the collaboration including those which may have therapeutic potential for the treatment of organ fibrosis by inhibiting TGFβ1 function in connective tissue while having no impact on the activation or signaling of TGFβ1 in the immune system. We plan to continue the advancement of these assets as part of our growing preclinical pipeline.

●	Continue to leverage our proprietary platform to expand our pipeline beyond current lead programs. We will continue to leverage and expand our proprietary platform to selectively target the activation of additional growth factors, both within and beyond the TGFβ superfamily. Given the established role of signaling by protein growth factors in numerous diseases, we believe that these efforts could result in new opportunities to treat diseases with unmet medical need. In order to support our pipeline expansion and intention to be the leader in the field of growth factor-targeted drug development, we are investing in the technologies supporting our proprietary platform. We have designed a proprietary, state of the art antibody display library, to more efficiently identify differentiated candidate antibodies. Furthermore, we believe that our structural insights have applicability beyond growth factor activation to include other cell signaling mechanisms. Using our structural insight, we have identified modulators of bone morphogenic protein 6 (a TGFβ superfamily growth factor) by selectively inhibiting its co-receptor RGMc or hemojuvelin which is required for activation. BMP6 functions as a critical control point in iron modulation via regulation of hepcidin. Traditional approaches to inhibiting the signaling of BMP6 systemically would likely perturb the numerous different physiological processes in which BMP6 is involved. Our approach could provide the potential for tissue specific modulation of BMP signaling and iron regulation.

●	Selectively seek strategic collaborations to maximize the value of our proprietary platform and pipeline. Given the potential of our proprietary platform to generate novel product candidates that could treat a wide variety of diseases, we believe that we can maintain in-house discipline with respect to our key development and commercialization efforts, while at the same time maximizing the full potential of our proprietary platform for other disease areas and indications. As a result, and as exemplified by our ongoing and past collaborations, we may seek to form additional strategic collaborations around certain targets, product candidates or disease areas that we believe could benefit from the resources of either larger biopharmaceutical companies or those specialized in a particular area of relevance.

Our Pipeline

Using our innovative approach and proprietary platform, we are creating a differentiated pipeline of novel product candidates that selectively inhibit the activation of latent growth factors believed to be important drivers in a variety of diseases, including neuromuscular disorders, cancer and fibrosis. Our proprietary platform includes (i) our know-how enabling expression and purification of latent protein growth factor complexes in quantity and quality sufficient to enable antibody discovery; (ii) strategies to identify rare antibodies that selectively bind targeted latent protein growth factor complexes using our own proprietary antibody libraries; and (iii) assays developed by us in which to test the highly selective antibodies’ ability to modulate the activation of specific latent growth factors. We have worldwide rights to our proprietary platform and all of our product candidates, with the exception of certain early-stage antibodies that specifically inhibit the activation of TGFβ1 in the context of regulatory T cells, which we licensed to Janssen.

The following summarizes our pipeline programs:

Our Product Candidates and Additional Programs

Apitegromab — Our Inhibitor of Latent Myostatin Activation for SMA

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

In preclinical studies, we have shown that apitegromab selectively avoids interaction with other closely related growth factors that play distinct physiological roles. We observed multi-fold increases in serum latent myostatin levels in mouse models of both early and late SMN restoration and that apitegromab promoted increased strength (as measured by torque generation) in SMN-deficient mice. In a Phase 1 clinical trial designed to evaluate the safety, tolerability, and pharmacokinetic (“PK”) /pharmacodynamic (“PD”) profile of apitegromab in adult healthy volunteers, there were no dose-limiting toxicities and robust and sustained target engagement following administration of apitegromab was observed. Apitegromab was evaluated in our TOPAZ Phase 2 proof-of-concept clinical trial for the treatment of patients with Type 2 and Type 3 SMA and positive 12-month top-line results were announced in April 2021 showing apitegromab’s transformative potential. See “TOPAZ Phase 2 Trial Analysis” below. We are currently conducting SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with non-ambulatory Type 2 and Type 3 SMA receiving background SMN upregulator treatment.

We believe that apitegromab has the potential to be the first muscle-directed therapy, which is aimed at improving motor function in patients with SMA and could be used in conjunction with SMN upregulator therapies or as a monotherapy. We have identified multiple other diseases for which the selective inhibition of the activation of myostatin may offer therapeutic benefit, including additional patient populations in SMA (such as Type 1 SMA and ambulatory SMA) and indications outside of SMA.

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

SMA Natural History and Epidemiology

SMA, the most common monogenic cause of death in infants, is a rare neuromuscular disorder. An estimated 30,000 to 35,000 patients suffer from SMA in the U.S. and Europe alone. Patients with SMA can be categorized as one of four types, Type 1 through Type 4. Approximately 85% of SMA patients currently living in the U.S. and Europe are estimated as having Type 2 or Type 3 disease, although it should be noted that this percentage may evolve over time. Type 2 and Type 3 SMA will be the initial focus of investigation in the development program.

●	Type 1 disease is the most severe form, with clinical signs emerging at or shortly following birth. Patients with Type 1 SMA suffer from respiratory compromise and often require mechanical ventilation shortly after birth. Without intervention, Type 1 infants are never able to sit without support. Type 1 patients begin to lose motor neurons and muscle mass before birth.
●	Type 2 disease manifests in early childhood and is less severe than Type 1 disease, although patients exhibit profound deficits in motor function. Patients with Type 2 disease may be able to sit independently but they are typically unable to walk without assistance.
●	Type 3 disease manifests usually in childhood. While Type 3 SMA patients develop the ability to walk unaided, many individuals lose that ability over time. Ambulatory Type 3 SMA patients commonly suffer from substantial motor functional impairment, as evidenced by Expanded Hammersmith Functional Motor Scale (“HFMSE”) scores and Six-Minute Walk Test distances, two commonly used measures of motor function.
●	Type 4 disease is the mildest form of SMA, and its population is not well characterized. After symptom onset, which is most commonly reported between 20 and 30 years of age, patients experience mild to moderate muscle weakness and increasing disabilities. Patients are ambulatory and their life expectancy is normal.

Unmet Medical Need in SMA

We view the emerging landscape for the development of novel medicines for SMA as being classified into two distinct but complementary therapeutic strategies: 1) SMN upregulator therapy (or also known as SMN corrector therapy, SMN-directed therapy or SMN therapy) and 2) muscle-directed therapy. Despite progress in the development of SMN upregulator therapies, a high unmet medical need to improve motor function remains. We believe that the advancement of muscle-directed therapy will be necessary to address this important gap.

SMN upregulator therapies are aimed at addressing the SMN deficiency to prevent further motor neuron deterioration. This category includes antisense oligonucleotide and small molecule approaches to increase SMN2 expression as well as gene therapy to deliver the SMN1 gene. The primary benefit of such an approach appears to be to address the SMN deficiency and to modify the course of disease. Early intervention at a very young age is therefore thought to be essential to prevent significant motor functional deterioration. However, for the vast majority of SMA patients living today, this early intervention window has been missed, and such individuals suffer from severe functional impairment. Thus, regardless of the precise nature or mechanism of action for any given SMN upregulator therapy, we believe that most SMA patients will continue to experience clinically significant functional deficits.

To address this need, apitegromab is being developed as a potential first muscle-directed therapy for SMA. We envision the potential for apitegromab to be a critical complement to any SMN upregulator therapy in patients with Type 2 and 3 SMA in order to drive absolute increases in functional performance over baseline. We also view apitegromab as having potential in the treatment of Type 1 SMA as well as presymptomatic SMA in conjunction with SMN upregulator therapy. Our vision is that apitegromab has the potential to become the backbone treatment for the broadest group of patients with SMA.

Myostatin in SMA and Challenges with Traditional Approaches

Apitegromab is a highly selective inhibitor of the activation of latent myostatin that acts locally within skeletal muscle. Myostatin, also known as growth differentiation factor 8 (“GDF8”), is a member of the TGFβ superfamily and is produced by skeletal muscle cells. As with other tissues and organs in the human body, healthy muscle homeostasis is maintained by a proper balance of growth signals, or anabolic stimuli, and breakdown signals, or catabolic stimuli. In humans, the anabolic stimuli that drive muscle growth are proteins, such as the human growth hormone and the insulin-like growth factor 1. In contrast, myostatin is a catabolic agent that functions as a negative regulator of muscle mass.

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

As a member of the TGFβ superfamily, mature myostatin shares considerable structural similarity with other family members. For example, the active form of myostatin and its most closely related family member, GDF11, are 90% identical in the growth factor domains, making it extremely challenging to identify antibodies that are truly specific for myostatin and do not interfere with other targets. Moreover, attempts to interrupt myostatin signaling through its receptor are complicated by the fact that the ActRIIb receptor, in addition to being the receptor for myostatin, is also the receptor for a number of related family members, including GDF11, activins and other growth factors. Attempts to block the signaling of myostatin by targeting its receptor therefore inevitably interfere with the signaling of these other growth factors, many of which are involved in normal biological processes unrelated to muscle.

There are multiple examples of clinical trials demonstrating the risk of non-selective inhibition of myostatin. For example, in a Phase 2 clinical trial in Duchenne Muscular Dystrophy reported in 2017, a soluble decoy of the ActRIIb receptor resulted in bleeding side effects believed by the sponsor to be unrelated to inhibition of myostatin signaling, but instead related to the inhibition of signaling by certain other members of the TGFβ superfamily known to be important in the maintenance of vascular integrity. These side effects resulted in termination of the clinical program. More recently, results from a clinical trial were reported showing that treatment of patients with an antibody to the ActRIIb receptor resulted in suppression of the levels of follicle stimulating hormone, an important reproductive hormone. In this clinical trial, the sponsor believed that these effects were likely related to inhibition of signaling through the ActRIIb receptor.

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

Key disease features of SMA are aligned with Scholar Rock’s guiding principles for neuromuscular indication selection for apitegromab

Clinical Development Overview

We are currently conducting SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with non-ambulatory Type 2 and Type 3 SMA being treated with background SMN upregulator therapy.

Beyond Type 2 and Type 3 SMA, we believe that apitegromab has the potential to contribute an important therapeutic benefit to patients with either more or less severe forms of SMA as well as pre-symptomatic patients receiving early intervention with a SMN upregulator therapy.

Our aim is to develop apitegromab for the broadest group of patients suffering from SMA. The FDA granted fast track designation, rare pediatric disease designation and orphan drug designation to apitegromab for the treatment of SMA in May 2021, August 2020 and March 2018, respectively. The EMA granted PRIME designation in March 2021 and the EC granted orphan medicinal product designation in December 2018 to apitegromab for the treatment of SMA.

SAPPHIRE Phase 3 Pivotal Trial Design

SAPPHIRE is a randomized, double-blind, placebo-controlled, Phase 3 clinical trial. Approximately 156 patients aged 2-12 years old with non-ambulatory Type 2 or Type 3 SMA are anticipated to be enrolled in the main efficacy population. Patients will be randomized 1:1:1 to receive for 12 months either apitegromab 10 mg/kg, apitegromab 20 mg/kg, or placebo by intravenous (IV) infusion every 4 weeks in addition to background SMN treatment. Patients receiving the background SMN treatment of nusinersen as well as patients receiving background SMN treatment of risdiplam will both be eligible for enrollment.

Additional key elements of the study design include the following:

●	At baseline, all patients will be required to be in the chronic maintenance phase of SMN treatment, corresponding to either at least 6 months of prior treatment in the case of risdiplam or at least 10 months of prior treatment in the case of nusinersen.

●	Randomization of patients will be stratified by both the background SMN treatment (nusinersen vs. risdiplam) as well as the age at which SMN treatment had been initiated (≤ 5 years vs. > 5 years).
●	The primary efficacy endpoint will evaluate the mean change from baseline in the HFMSE total score after 12 months of treatment.
●	Additional endpoints will evaluate safety, proportion of patients with ≥3-point HFMSE increase, Revised Upper Limb Module (“RULM”), World Health Organization (“WHO”) motor developmental milestones, pharmacokinetics, pharmacodynamics, anti-drug antibody, and other outcome measures.

In addition, this clinical trial provides the opportunity for an interim analysis when at least 50% of patients in the main efficacy population (age 2-12 years) have completed 12 months of treatment.

Separately from the main efficacy population, an exploratory population of 48 patients aged 13-21 years old with non-ambulatory Type 2 or Type 3 SMA will be evaluated. These patients will be randomized 2:1 to receive either apitegromab 20 mg/kg or placebo added to background SMN treatment with nusinersen or risdiplam. In this subpopulation of older individuals with SMA, the safety and tolerability of apitegromab will be characterized, and efficacy will also be evaluated in an exploratory, nonpowered manner.

TOPAZ Phase 2 Proof-of-Concept Trial

We completed enrollment of 58 patients in our TOPAZ Phase 2 proof-of-concept trial of apitegromab in SMA in January 2020. One patient discontinued from the 12-month treatment period for reasons that were determined to be unrelated to apitegromab treatment. All remaining 57 patients completed the 12-month treatment period and opted into the extension period. As of February 2022, 55 of the patients remain enrolled.

The clinical trial consisted of three distinct cohorts of patients with Type 2 or Type 3 SMA and evaluated the safety and efficacy of apitegromab over a 12-month treatment period. All patients in the clinical trial received apitegromab dosed every four weeks (Q4W) either as a monotherapy or in conjunction with an approved SMN upregulator therapy.

In our view, this approach of having evaluated multiple distinct cohorts offers a greater number of opportunities to discern the effects of apitegromab on clinically meaningful motor function measures across multiple patient subpopulations. It is estimated that patients with Type 2 or Type 3 SMA represent over 85% of the overall patient population. We view each of the cohorts evaluated in the TOPAZ trial as representing a significant proportion of patients suffering from SMA.

The primary efficacy objectives evaluated in the TOPAZ trial, HFMSE and Revised Hammersmith Scale (“RHS”), are clinically meaningful outcome measures validated for SMA. These endpoints assess motor tasks involving short-term bursts of strength and thus involve fast-twitch fiber function. As the hypothesized effect of myostatin blockade under investigation is to drive increases in fast-twitch fiber function, we believe these endpoints are of direct relevance in assessing the clinical effect of apitegromab.

Our overall approach to the efficacy analysis is informed by SMA disease biology, the anticipated mechanism of action of apitegromab, the effects of SMN upregulators, and available clinical data on SMA. The primary effect of SMN upregulator therapy appears to be to address the SMN deficiency and to modify the disease course; thus, the key in preventing significant motor functional deterioration is intervening at a very young age. For most patients with SMA, however, this window for early intervention is no longer available. As a result, these individuals have already suffered considerable atrophy and motor function impairment. Natural history data indicate that most patients with Type 2 or 3 SMA, other than very young individuals, generally have a stable functional baseline over a 12-month period as evidenced by their HFMSE scores. A one-point improvement on the Hammersmith scale may be considered meaningful on an individual level and a spontaneous improvement of 3 or more points from one’s baseline would be a notable divergence from the otherwise expected course of disease for most patients.

TOPAZ Twelve-Month Analysis

On April 6, 2021, we announced positive top-line data for the 12-month treatment period of our TOPAZ Phase 2 proof-of-concept trial, which enrolled 58 patients with Type 2 and Type 3 SMA across 16 study sites in the United States and

Europe. The clinical trial evaluated the safety and efficacy of intravenous apitegromab dosed every four weeks (Q4W) over a 12-month treatment period. Four patients (one in Cohort 2 and three in Cohort 3) each missed three consecutive doses of apitegromab over the course of the 12-month treatment period due to COVID-19-related site access restrictions and were excluded from the prespecified intent-to-treat primary analysis.

Cohort 1: This open-label, single-arm cohort enrolled 23 patients with ambulatory Type 3 SMA. Patients were treated with 20 mg/kg of apitegromab either as a monotherapy or in conjunction with an approved SMN upregulator therapy (nusinersen). The primary objectives of Cohort 1 were to assess safety and the mean change from baseline in RHS following 12 months of treatment.

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

Cohort 3: This randomized, double-blind, parallel arm portion of the clinical trial enrolled patients with Type 2 SMA who had initiated treatment with an approved SMN upregulator (nusinersen) before five years of age. Twenty patients were randomized in a 1:1 ratio to receive the low dose (apitegromab 2 mg /kg Q4W) or high dose (apitegromab 20 mg/kg Q4W); both treatment arms were in conjunction with an approved SMN upregulator therapy (nusinersen). Three patients (two in high-dose arm and one in low-dose arm) each missed three consecutive doses of apitegromab due to COVID-19-related site access restrictions and were excluded from the prespecified intent-to-treat primary analysis. The primary objectives of the cohort were to assess safety and the mean change from baseline in HFMSE following 12 months of treatment.

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

Overall safety and tolerability profile:

●	Incidence and severity of adverse events were consistent with the underlying patient population and background therapy.
●	Five most frequently reported treatment-emergent adverse events: Headache (24%), pyrexia (22%), upper respiratory tract infection (22%), cough (22%), and nasopharyngitis (21%).
●	Five patients experienced a serious treatment-emergent adverse event, all assessed by the respective trial investigator as unrelated to apitegromab:
o	One patient treated with 2 mg/kg dose (Cohort 3) hospitalized due to adenoidal hypertrophy and tonsillar hypertrophy to perform scheduled adenotonsillectomy (Grade 2). Event resolved without sequelae.
o	Two patients treated with 20 mg/kg dose (both Cohort 1) with gait inability considered a significant disability (both Grade 3). Events remain ongoing.
o	One patient treated with 20 mg/kg dose (Cohort 1) hospitalized with post lumbar puncture syndrome (Grade 2). Event resolved without sequelae.
o	One patient treated with 20 mg/kg dose (Cohort 1) hospitalized due to viral upper respiratory tract infection (Grade 2). Event resolved without sequelae.
●	One patient (Cohort 1) presented with a non-serious Grade 3 post lumbar puncture syndrome; assessed by trial investigator as unrelated to apitegromab. Event resolved without sequelae.
●	One patient (Cohort 1) discontinued from the clinical trial due to Grade 2 muscle fatigue that started prior to initiation of dosing with study drug; assessed by the clinical trial investigator as unrelated to apitegromab.

From June to October 2021, we announced supportive data from additional exploratory analyses from the TOPAZ Phase 2 clinical trial at various medical congresses, including the Cure SMA virtual conference, the World Muscle Society virtual congress, the Child Neurology Society annual meeting, and the World Congress of Neurology. We believe these exploratory analyses further demonstrate the potential of apitegromab in patients with SMA:

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

Phase 1 Healthy Volunteer Clinical Trial Results

The randomized, double-blind, placebo-controlled, first-in-human, Phase 1 clinical trial was designed to evaluate the safety and tolerability, immunogenicity, PK, and PD of IV administered apitegromab in adult healthy volunteers. A total of 66 subjects were enrolled, including 40 subjects in the single ascending dose (“SAD”) and 26 subjects in the multiple ascending dose (“MAD”) portions of the study. Full results from the Phase 1 clinical trial were presented at the Cure SMA Annual Conference in June 2019.

Safety and immunogenicity results. Apitegromab was shown to be well-tolerated with no apparent safety signals. There were no dose-limiting toxicities identified up to the highest tested dose of 30 mg/kg, treatment-related serious adverse events (“SAEs”) or hypersensitivity reactions. Immunogenicity was assessed by anti-drug antibody testing, and all subjects tested negative.

Pharmacokinetics and pharmacodynamics results. Apitegromab displayed a PK profile generally consistent with that commonly observed with monoclonal antibodies. Drug exposure was dose proportional, and the serum half-life was approximately 23 to 33 days across the apitegromab dose groups. The findings supported the investigation of a once every 4-week dosing regimen in the TOPAZ Phase 2 clinical trial.

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

Apitegromab engages latent myostatin in Phase 1 clinical trial subjects

Apitegromab in Other Myostatin-Related Disorders

We see potential for apitegromab broadly across SMA (i.e., Type 1 SMA and ambulatory SMA) and our intention is to further investigate this potential. We also believe that the role of apitegromab as a muscle-directed therapy has broad potential beyond SMA, spanning a number of muscle disorders in which fast-twitch fibers may play an important role in motor function. In some settings, we believe that disease-stabilizing therapy may be necessary to address the underlying defect, which can then be complemented by the potential motor function-building benefit of apitegromab. In settings in which the defect may be less severe and/or the disease may have a slower rate of progression, apitegromab may have the potential to serve as a monotherapy.

There is also increasing recognition of the important role of skeletal muscle in modulating metabolic physiology, highlighting a potential therapeutic opportunity for myostatin blockade. For example, data emerging from our preclinical experiments support the hypothesis that blockade of the myostatin pathway has the potential to reduce the mass of visceral fat, a significant driver of cardiometabolic pathophysiology. Excessive fat mass and metabolic abnormalities have been observed in many muscle atrophy states, such as SMA and spinal cord injury. More broadly, reducing visceral fat mass, or improving body compositions (e.g., enhanced muscle-to-fat ratios), may be a potential therapeutic strategy to address a wide range of disorders, such as non-alcoholic steatohepatitis (“NASH”), diabetes, and obesity.

Based on this evidence, we believe a wide range of potential therapeutic applications may be envisioned for apitegromab. We are considering the investigation of apitegromab in multiple indications beyond SMA and have efforts underway to evaluate these opportunities (including preclinical and translational research, clinical development and regulatory path assessments, and commercial assessments).

SRK-181 in Cancer Immunotherapy - Inhibitor of Latent TGFβ1 Activation

Our second antibody product candidate, SRK-181, a highly selective inhibitor of the activation of latent TGFβ1, is in clinical development for the treatment of locally advanced or metastatic solid tumors that are resistant to anti-PD-(L)1 therapies. We estimate at least 750,000 cancer patients in the US are eligible for treatment with checkpoint inhibitor therapies every year, of which the majority do not respond to treatment.

Increased signaling by TGFβ1 is a key driver of a number of disease-relevant processes, including immune system evasion by cancer cells, bone marrow fibrosis associated with hematological disorders, and tissue and organ fibrosis. Historically, selectively targeting TGFβ1 signaling has been challenging due to the inability of either small molecule inhibitors or antibodies to avoid off-target inhibition of other, closely related growth factors, TGFβ2 and TGFβ3. Treatment of animals with these non-selective TGFβ inhibitors has been associated with a range of toxicities, most notably cardiac toxicity. Furthermore, since each of these growth factors signals through the same TGFβ receptor, ALK5, inhibitors of the TGFβ receptor kinase suffer from similar dose-limiting toxicities. In preclinical studies of our antibodies, we have observed selective inhibition of TGFβ1 activation in vitro and immunomodulatory and antifibrotic activity in multiple disease models in vivo. A 28-day pilot nonclinical toxicology study in rats of our leading antibody did not observe any drug-related toxicity up to the highest dose (100 mg/kg weekly) tested in the study. In the same study, we tested non-selective TGFβ inhibitors and observed the published toxicities, including cardiac toxicity as well as death. We have also completed four-week GLP toxicology studies in rats and non-human primates and no SRK-181 related adverse effects were observed up to the highest evaluated dose of 200 mg/kg per week and 300 mg/kg per week, respectively.

In many human cancers, TGFβ signaling is associated with lack of response to PD-(L)1 blockade, particularly in patients with tumors harboring an immune excluded phenotype (i.e., CD8+ T cells present in nearby stroma but excluded from the tumor parenchyma). We have observed multiple mouse models that recapitulate the immune-excluded phenotype and are resistant to PD-1 blockade become responsive to the combination of SRK-181-mIgG1, the murine analog of SRK-181, and an anti- PD-1 antibody. These models, including the MBT-2 bladder cancer model, the Cloudman S91 melanoma model and the EMT6 breast cancer model, were poorly responsive or unresponsive to single agent treatment with either anti-PD-1 or SRK-181-mIgG1, with little or no effect on tumor growth. However, in representative experiments, the combination of SRK-181-mIgG1 and anti-PD-1 resulted in tumor regressions of 72%, 57% and 70% in these three mouse models, respectively. Furthermore, the combination treatment led to statistically significant survival benefit in all three models (See “Preclinical Evidence in Overcoming Resistance to Checkpoint Inhibition”).

Our DRAGON Phase 1 clinical trial is intended to initially evaluate our therapeutic hypothesis that SRK-181 in combination with anti-PD-(L)1 therapy may overcome primary resistance to anti-PD-(L)1 therapy and lead to anti-tumor responses. This clinical trial in patients with locally advanced or metastatic solid tumors is ongoing and investigates the safety, PK and efficacy of SRK-181. The DRAGON trial consists of two parts: Part A (dose escalation of SRK-181 as a single-agent or in combination with an approved anti-PD-(L)1 therapy) and Part B (dose expansion evaluating SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy). Part B encompasses five cohorts, including urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, clear cell renal cell carcinoma and other solid tumors and commenced in 2021. Initial clinical data from Part A, primarily focused on safety and PK, was presented in November 2021 at the SITC 36th Annual Meeting.

Selection of a Potent and Highly Selective Inhibitor of TGFβ1 Activation

TGFβ1 is produced by cells as a single protein chain and is then enzymatically processed by the cells into two distinct and physically separated domains — the mature, active growth factor and the remaining portion of the original protein, referred to as the prodomain, or latency associated peptide — which remains associated with and keeps the growth factor in an inactive state. This complex is further associated with one of a number of “presenting molecules” which when secreted serve to tether the latent precursor in specific locations in the body. TGFβ1 is produced by a variety of cell types, including fibroblasts, which deposit latent TGFβ1 in connective tissue, as well as regulatory T cells and macrophages, which display latent TGFβ1 on their cell surfaces.

In a seminal peer-reviewed publication in 2011, by solving a high-resolution x-ray crystal structure of the latent form of TGFβ1, our founder, Dr. Springer elucidated a new understanding of the mechanism that underlies the activation of latent precursor forms of members of the TGFβ superfamily of protein growth factors. This research explained at a molecular level why the secreted form of TGFβ1 is inactive. The prodomain, though physically separated from the mature growth factor domain, forms a “cage” around the active form of TGFβ1, blocking the ability of the growth factor to signal through its receptor. Integrin proteins are able to unlock the “cage” by binding to the prodomain of the latent TGFβ1 complex and applying force to pull the complex open, allowing the mature growth factor to be released and signal in its microenvironment. While mature TGFβ1 shares a high degree of structural similarity with its closely related family members, TGFβ2 and TGFβ3, their respective cages are structurally diverse. By taking advantage of the differences among the prodomains, together with our understanding of the activation mechanism and ability to recapitulate the activation mechanism in vitro, we were able to identify multiple highly selective inhibitors of the activation of latent TGFβ1.

By specifically targeting the TGFβ1 isoform, we believe we have the key to unlock the power of checkpoint inhibitors and meaningfully increase response rates across multiple solid tumor types. In March 2019, we selected SRK-181 as a product candidate in our TGFβ1 cancer immunotherapy program based on the strength of preclinical data and human translational insights. In vitro and in vivo studies of SRK-181 showed that it binds to latent TGFβ1 with high affinity and high selectivity, which is evidenced by minimal or no binding to latent TGFβ2 or latent TGFβ3 isoforms. Integrins, such as αVβ6 and αVβ8, can trigger the activation of TGFβ1 and TGFβ3. In addition, biochemical evidence suggests that certain proteases (e.g., Plasmin and Kallikreins) may also induce TGFβ activation. Notably, these integrins and proteases have been implicated in tumor biology in a number of human cancers. SRK-181 is capable of inhibiting both integrin-dependent- and protease-induced activation of TGFβ1.

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

DRAGON Phase 1 Clinical Trial

Our DRAGON Phase 1, open-label, proof-of-concept trial is evaluating the safety, tolerability, PK/PD, and efficacy of SRK-181 administered intravenously every 3 weeks (Q3W) in patients with locally advanced or metastatic solid tumors. This clinical trial will investigate if SRK-181 in combination with anti-PD-(L)1 therapy may overcome primary resistance to anti-PD-(L)1 therapy and lead to anti-tumor responses.

This two-part clinical trial consists of a dose escalation portion (Part A) for SRK-181 as both a single agent and in combination with an approved anti-PD-(L)1 antibody therapy, followed by a dose expansion portion (Part B) evaluating SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy in multiple tumor-specific cohorts. Patients must have locally advanced or metastatic solid tumors that exhibit primary resistance to anti-PD-(L)1 antibody therapy. Lack of response is characterized as either stable disease or progressive disease following treatment with an approved anti-PD(L)1 therapy, either alone or in combination with other therapy. Up to 3 lines of treatment are allowed between the last dose of anti-PD-1 and this study treatment in non-small cell lung cancer, cutaneous melanoma, clear cell renal cell carcinoma, and urothelial carcinoma cohorts.

●	Part A: The dose escalation portion of this clinical trial is assessing SRK-181 as a single agent (Part A1) and in combination with an anti-PD-(L)1 therapy approved for the tumor (Part A2). Parts A1 and A2 are being conducted in a staggered fashion.
o	The primary objectives of Part A are to evaluate safety and tolerability, determine the maximum tolerated dose (MTD) or maximum administered dose (MAD), and the recommended Phase 2 dose (RP2D) and evaluate dose-limiting toxicities. The secondary and exploratory objectives include evaluating PK and anti-drug antibodies (ADA), anti-tumor activity and biomarkers.
●	Part B: The dose expansion portion of the clinical trial evaluates SRK-181 in combination with an approved anti-PD-(L)1 therapy in multiple solid tumors for which anti-PD-(L)1 therapy is approved, including non-small cell lung cancer, urothelial carcinoma, clear cell renal cell carcinoma and cutaneous melanoma.
o	The primary and secondary objectives of Part B are to evaluate safety and tolerability, anti-tumor activity, PK, and ADA. Biomarkers will also be evaluated as exploratory measures.

Based on the safety and pharmacokinetic data from Part A of the DRAGON Phase 1 trial, we initiated the Part B dose expansion portion of the clinical trial, which is evaluating SRK-181 dosed 1500 mg every three weeks (Q3W) in patients receiving an approved anti-PD-(L)1 therapy dosed Q3W and 1000 mg every two weeks (Q2W) in patients receiving an approved anti-PD-(L)1 therapy dosed Q2W. Part B will enroll and dose patients in multiple proof of concept cohorts conducted in parallel. Each cohort is expected to enroll up to 40 patients with various locally advanced or metastatic solid tumors who have demonstrated primary resistance to anti-PD-(L)1 therapy. Initial efficacy and safety data are anticipated in 2022.

Potential Applications of SRK-181 in Additional Oncology Settings

Furthermore, in addition to cancer immunotherapy, we believe SRK-181 has the potential for use in additional oncology settings, such as in immunotherapy-naïve patients, in combination with other therapies beyond checkpoint inhibitors and in myelofibrosis.

TGFβ1 in Fibrotic Diseases

In December 2018, we entered into a three-year collaboration with Gilead to discover and develop therapeutics that target TGFβ-driven signaling, a central regulator of fibrosis. Under the collaboration, Gilead had exclusive options to license worldwide rights to antibodies from certain TGFβ programs being developed by us. We received $80.0 million in proceeds upon signing the agreement and an additional $25.0 million for a preclinical milestone achieved in December 2019 for the successful demonstration of efficacy in preclinical in vivo proof-of-concept studies. The collaboration period concluded on December 19, 2021 and on January 6, 2022, Gilead agreed that its option exercise period for all programs terminated which returned rights to us to a suite of antibodies with novel pharmacological profiles that were discovered over the course of the collaboration with Gilead.

Of particular note, we have discovered antibodies that selectively inhibit the activation of latent TGFβ1 in the context of fibrotic extracellular matrix and that avoid perturbing TGFβ1 presented by cells of immune system. Such antibodies demonstrated significant antifibrotic activity in a variety of preclinical rodent models and safety at all doses tested in a non-GLP mouse safety study.

TGFβ1 in Fibrosis

Fibrosis is a pathological feature of disease which can occur in virtually all organs, characterized by excessive accumulation of extracellular matrix in the affected tissue and accounts for substantial morbidity and mortality. The TGFβ signaling pathway as a central regulator of fibrosis has been well-established. TGFβ is upregulated in many animal models of fibrosis, and overexpression of TGFβ in vivo induces fibrotic changes. Furthermore, TGFβ inhibition in animal models has been shown to reduce fibrosis in models of hepatic, renal and cardiac fibrosis. Additionally, fresolisumab, an inhibitor of all three TGFβ isoforms, was evaluated in an open-label clinical trial involving patients with systemic sclerosis, a fibrotic connective tissue disease. Improvement in clinical skin disease as measured by the modified Rodnan skin score, a commonly used measure of skin thickness, was observed, although bleeding episodes and other safety findings similar to those associated with non-selective TGFβ inhibition were also reported in this clinical trial. These data suggest that novel approaches to targeting TGFβ signaling may have broad applicability to the treatment of fibrotic disease, where more selective approaches may offer an improved safety profile. We have identified a suite of antibodies with anti-fibrotic activity acting through novel selectivity profiles that were discovered over the course of the collaboration including those which may have therapeutic potential for the treatment of organ fibrosis by inhibiting TGFβ1 function in connective tissue while having no impact on the activation or signaling of TGFβ1 in the immune system. We plan to continue the advancement of these assets as part of our growing preclinical pipeline

Context-dependent TGFβ1 Inhibitors

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

Using our proprietary platform, we are also able to identify antibodies that we believe selectively (i) inhibit the activation of latent TGFβ1 both independently—our context-independent program— and (ii) selectively in the context of specific presenting molecules—our context-dependent programs—which we refer to as context-dependent inhibition. For example, we have identified antibodies that specifically bind to and inhibit the activation of GARP-presented latent TGFβ1 on regulatory T cells with no detectable binding to latent TGFβ1 associated with other presenting molecules. These antibodies are the subject of our license agreement with Janssen.

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

Additional therapeutic areas and targets that we could potentially apply our scientific platform and expertise include:

●	Advancing active discovery programs for context-dependent inhibitors of TGFβ1.
●	Advancing programs which selectively inhibit other TGFβ superfamily pathways such as BMPs via targeting of BMP co-receptors as controllers of iron regulation. This approach could provide the potential for tissue specific modulation of BMP signaling and iron regulation.
●	Exploring opportunities in modulating metabolic physiology including understanding the important role of skeletal muscle in modulating metabolism. This is highlighted by potential therapeutic opportunity for myostatin blockade. For example, evidence is emerging that blockade of the myostatin pathway can reduce the mass of visceral fat, a significant driver of cardiometabolic pathophysiology. We have efforts underway to evaluate these opportunities, including preclinical and translational research, development path assessments, and commercial evaluations.
●	Exploring mechanisms to selectively modulate growth and survival mechanisms among multiple immune cell types which are important in human disease including plasma cells, macrophages, T cells and NK cells.
●	Exploring the tumor microenvironment and its critical role in tumor initiation and progression. A major avenue of communication between tumor cells and their microenvironment is through secretion of stimulatory growth factors and via cell surface receptors for these growth factors. Through the tumor microenvironment, tumor cells can efficiently recruit stromal cells, immune cells and vascular cells which, in-turn, release further tumor growth-promoting signals to remodel tissue structures and promote pro-tumor environments.

We continue to enhance our internal biologics discovery capabilities including the use of humanized transgenic rodents as well as single-domain antibody libraries. These new capabilities allow us to more efficiently discover antibodies and furthers our commitment to building a differentiated portfolio of product candidates.

License Agreements

Gilead Collaboration

On December 19, 2018 (the “Effective Date”), we entered into a three-year collaboration with Gilead to discover and develop therapeutics that target TGFβ-driven signaling, a central regulator of fibrosis (“the Collaboration Agreement”). In connection with the Collaboration Agreement, we received an upfront payment of $50 million and an equity investment of $30 million.

In December 2019, we achieved a $25 million preclinical milestone under the Gilead Collaboration Agreement for the successful demonstration of efficacy in preclinical in vivo proof-of-concept studies.

On January 6, 2022, we entered into a letter agreement with Gilead which (i) confirmed that the collaboration period under the Collaboration Agreement had expired as of December 19, 2021, and (ii) agreed the option exercise period for all programs under the Collaboration Agreement had been terminated as January 6, 2022.

License Agreement with Janssen

On December 17, 2013, we entered into an option and license agreement with Janssen (the “Janssen Agreement”). Pursuant to the Janssen Agreement, Janssen funded our drug discovery research to identify molecules with either one or two pharmacological profiles, over a two-year period beginning on December 17, 2013 (the “collaboration period”).

Janssen exercised its option under this agreement in December 2015 to exclusively license certain collaboration molecules for one pharmacological profile, the selective inhibition of TGFβ1 in the context of regulatory T cells, and our obligations under the program plan for the molecule and related pharmacological profile ceased and Janssen assumed full responsibility for further development of the molecules at its sole cost.

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

We file patent applications directed to compositions comprising our antibodies, classes of antibodies covering our product candidates, use of such antibodies for treating diseases, as well as related manufacturing methods. As of January 1, 2022, we have 26 pending patent families across multiple programs. Among the pending families, 16 have been nationalized, from which 15 applications have matured into U.S. issued patents, six granted in Australia, one granted in China, one granted in Colombia, one granted in Eurasia, four granted in Europe, two granted in Israel, one granted in Hong Kong, three granted in Japan, one granted in South Korea, one granted in Mexico, one granted in Malaysia, two granted in Singapore, and one granted in South Africa. Collectively, there are 203 national or direct utility applications pending or issued. In addition, there are seven patent family filings which are in the priority year. We continue to review and harvest new inventions for new patent filings.

Two granted patents, EP2981822 and EP3368069, are currently the subject of ongoing opposition proceedings before the European Patent Office (“EPO”). We have no other contested proceedings relating to any patents at this time, but we cannot provide any assurances that we will not have such proceedings at a later date. For more information regarding the risks related to our intellectual property, please see “Risk factors—Risks Related to Our Intellectual Property.”

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

Platform

Our novel approach to generating selective modulators of supracellular activation of growth factors is broadly embodied in our two earliest “platform” patent families, PCT/US2013/068613 (published as WO 2014/074532) and PCT/US2014/036933 (published as WO 2014/182676). These patent families are directed to methods for modulating the activation of the TGFβ superfamily of growth factors and methods for screening for a monoclonal antibody that specifically targets an inactive form of the growth factor, thereby preventing activation (e.g., release) of mature growth factor. The TGFβ superfamily is a group of more than 30 related growth factors/cytokines that mediate diverse biological processes and includes TGFβ1 and myostatin (also known as GDF-8). Issued U.S. patents in the platform families include: U.S. Patents Nos. 9,573,995 (issued 02/21/2017); 9,758,576 (issued 09/12/2017); 9,580,500 (issued 02/28/2017); 9,399,676 (issued 07/26/2016); 9,758,577 (issued 09/12/2017); 10,597,443 (issued 03/24/2020); and 10,981,981 (04/20/2021). There is also a granted European (“EP”) platform patent: EP2981822 (granted on 09/02/2020), which was validated in 37 states. These US and EP patents are projected to expire in 2034.

Specifically, EP2981822 has granted composition of matter claims directed to an antibody capable of binding a recombinant antigen comprising pro-TGFβ1 or a growth factor-prodomain complex which comprises the TGFβ1 LAP complex, in addition to claims directed to methods of making such antibodies. EP2981822 is currently the subject of ongoing opposition proceedings before the EPO.

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

In addition, U.S. Patent No. 10,981,981 has issued with claims that broadly cover manufacturing methods for a pharmaceutical composition containing an antibody that binds pro/latent GDF-8, but does not bind to mature GDF-8, and inhibits GDF-8 signaling.

Myostatin Activation Inhibitors

Seven patent families have been filed to date to cover proprietary myostatin inhibitors and their use in the treatment of various muscle and metabolic diseases. Patent prosecution of these pending patent families is ongoing but relatively early.

Two families are directed to composition of matter claims that cover our proprietary antibodies. PCT/US2015/059468 (published as WO 2016/073853) broadly covers a class of monoclonal antibodies that specifically bind inactive precursors thereby preventing activation of myostatin. This patent family is projected to expire in November 2035. U.S. Patents 10,307,480 and 11,135,291 have issued in June 2019 and October 2021, respectively, with issued claims directed to Scholar Rock proprietary antibodies that specifically bine pro/latent myostatin, including 29H4, the parental clone of apitegromab, and variants, as well as methods of making antibodies with pH sensitive binding to pro/latent myostatin. A second family, PCT/US2016/052014 (published as WO 2017/049011), discloses the specific amino acid sequence of apitegromab and is projected to expire in September 2036. U.S. Patent 10,751,413 issued in August 2020, with claims directed to antibodies and pharmaceutical compositions comprising the heavy and light chain sequences of apitegromab. The European counterpart also granted as EP 3350220 B1 in May 2021. The granted claims relate to antibodies comprising the heavy and light chain variable region sequences of apitegromab, and pharmaceutical compositions of the antibodies.

The following three patent families are directed to therapeutic uses/methods:

PCT/US2017/012606 (published as WO 2017/120523) broadly covers treatment methods for a number of muscle and neuromuscular disease and disorders using an antibody that specifically blocks the activation step of myostatin. The related U.S. application issued in May 2019 as U.S. Patent 10,287,345 and is projected to expire in September 2036. The issued claims are drawn to methods for inhibiting myostatin activation using our proprietary activation inhibitors (such as apitegromab) to cause specified pharmacological effects to treat a variety of conditions including, muscle and metabolic disorders. A second U.S. application issued as U.S. Patent 10,882,904 in January 2021. The issued claims recite methods for inhibiting myostatin activation using an antibody comprising the heavy and light chain sequences of apitegromab for various indications.

PCT/US2017/037332 (published as WO 2017/218592) is directed to methods for treating neuromuscular diseases and selecting patient populations that are likely to respond to myostatin inhibition. This filing includes the treatment of SMA in patients who are on an SMN corrector therapy (e.g., SMN upregulators). This patent family is projected to expire in June 2037. The PCT application was nationalized in 11 jurisdictions, and applications in the three key jurisdictions (i.e., U.S., Europe and Japan) have granted. Specifically, the U.S. application granted in May of 2021. The granted claims are directed to add-on or combination therapy for treating spinal muscular atrophy with a myostatin inhibitor and a neuronal corrector (such as smn upregulator therapy). Similar claims have also granted in Japan (JP Patent No. 6823167). Likewise, the European counterpart granted as EP 3368069B1, and has been validated in 37 states. The granted European claims are directed to add-on therapy and combination therapy for the treatment of SMA using a myostatin-selective inhibitor, in conjunction with an SMN corrector therapy. EP 3368069B1 is currently the subject of ongoing opposition proceedings before the EPO.

PCT/US2018/012686 (published as WO 2018/129395) relates to the treatment of metabolic diseases with a myostatin activation inhibitor and is projected to expire in January 2038. The PCT was nationalized in 2019 and is in the early stages of prosecution. A US patent issued in October of 2021 as US 11,155,611, with claims directed to methods of making a pharmaceutical composition comprising a myostatin-selective inhibitor, comprising screening for an antibody that is capable of decreasing expression of pyruvate dehydrogenase kinase 4 (PDK4) and increasing expression of pyruvate dehydrogenase phosphatase 1 (PDP1).

In addition to the five pending patent families listed above, there is also a recently-filed PCT application directed to inventions deriving from the phase 2 clinical trial of apitegromab. Moreover, issued claims of U.S. Patent 9,758,576 from the platform patents discussed in detail above cover monoclonal antibodies that selectively inhibit myostatin signaling by blocking the proteolytic activation of latent myostatin. These issued composition of matter claims provide protection for our first antibody apitegromab, as well as any other monoclonal antibodies that work by this unique mechanism of action. This patent expires in May 2034, not including any potential patent term extension.

TGFβ1 Activation Inhibitors

In addition to the patent families discussed above in the “Intellectual Property-Platform” section that generically cover certain aspects of the TGFβ1 program, thirteen patent families have been filed to date, covering various specific aspects of our TGFβ1 program.

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

In addition, high-affinity, isoform-selective TGFβ1 inhibitors are disclosed in PCT/2019/041373 (published as WO US2020/014460). Patents of this family are projected to expire in 2039. Separately, three direct national/regional applications covering related subject matter have been filed, in the U.S., Europe and Hong Kong, and are projected to expire in 2039. A US patent issued in September of 2021 as US 11,130,803, with claims which cover the SRK-181 clinical candidate and pharmaceutical compositions thereof; and a European patent issued in November of 2021 as EP3677278, with claims that cover the SRK-181 clinical candidate, pharmaceutical compositions, use for treating cancer and myelofibrosis, and methods for manufacturing. Additionally, PCT/US2021/012969 (published as WO 2021/142448) discloses data related to biomarkers for the high-affinity, isoform-selective TGFβ1 inhibitors and is projected to expire in 2041. Antibodies claimed in these patent families protect our SRK-181 clinical candidate.

Separately, other improved isoform-selective, context-independent inhibitors of TGFβ1 are disclosed in PCT/US2019/041390 (published as WO 2020/014473). This family is projected to expire in 2039. PCT/US2021/12930 (published as WO 2021/142427) is directed to optimized isoform-selective, context-independent inhibitors of TGFβ1. This family is projected to expire in 2041.

LTBP complex-specific inhibitors of TGFβ1 are described in two patent families: PCT/US2018/44216 (published as WO 2019/023661) which is expected to expire in July of 2038; and PCT/US2020/15915 (published as WO2020/160291), which is expected to expire in 2040. A US patent has been allowed in the second patent family with claims directed to antibodies and pharmaceutical compositions.

LRRC33-specific inhibitors are described in a further patent family: PCT/US2018/031759 (published as WO 2018/208888) which is expected to expire in May of 2038. A second patent family has been filed and is in the priority year, which will be converted to international patent application (PCT) in July of 2022.

PCT/US2017/042162 (published as WO 2018/013939) is a collaboration patent family exclusively licensed to Janssen. This patent family covers antibodies that specifically inhibit GARP-associated TGFβ, and is projected to expire in July 2037. Janssen takes prosecution lead in this case.

Finally, four other TGFβ patent families have been filed and are in the priority year.

RGMc-Selective Inhibitors

PCT/US2019/57687 (published as WO2020/86736) is directed to RGMc-selective inhibitors and will expire in 2039. A second family has been filed and is in the priority year, which will be converted to international patent application (PCT) in October of 2022.

Intellectual Property Protection

We cannot predict whether the patent applications we pursue will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide any proprietary protection from competitors. Even if our pending patent applications are granted as issued patents, those patents, as well as any patents we license from third parties, may be challenged, circumvented or invalidated by third parties. As mentioned above, two granted patents, EP2981822 and EP3368069, are currently the subject of ongoing opposition proceedings before the EPO. While there are currently no contested proceedings or third-party claims relating to any of the other patents described above, we cannot provide any assurances that we will not have such proceedings or third-party claims at a later date.

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

Competition

The biotechnology and pharmaceutical industries are characterized by rapid evolution of technologies, fierce competition, and strong defense of intellectual property. While we believe that our product candidates, discovery programs, technology, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others.

Any product candidates that we successfully develop and commercialize could compete with currently approved therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products.

In the SMA market, there are three approved SMN-directed treatments and no approved muscle-directed treatments for SMA to date. We believe that it will take several treatment approaches to holistically treat SMA. The SMA drug development pipeline reflects that, wherein existing companies are looking to enhance their current offering or SMA portfolio, newer companies to the field, such as Scholar Rock, are researching novel approaches to target systems and processes adversely impacted by SMA to help slow the disease progression.

In October 2021, Roche announced the initiation of a Phase 2/3 clinical trial to investigate RO7204239, an anti-myostatin antibody targeting the muscles in SMA patients. This announcement follows the approval of Roche’s SMN directed treatment. We may face direct competition from products within the muscle-directed therapy category in the future as the SMA market evolves to these new treatment approaches.

In terms of indirect competition, existing companies like Novartis continue plans to study an alternate formulation of their existing gene therapy (OAV101) after a partial clinical trial hold last year. Biogen continues expanding their SMA pipeline with the recent licensing of another antisense oligonucleotide (BIIB115) that may have the potential for extending dosing intervals, in addition to their Phase 1 investigational agent (BIIB110) that is intended to work in part through inhibition of the myostatin signaling pathway. In addition, Cytokinetics, Inc. has completed a Phase 2 clinical trial with reldesemtiv, a fast-skeletal muscle troponin activator (“FSTA”) in SMA.

Our competitors for SRK-181 may include other companies developing cancer immunotherapies to be used in combination with CPI therapy. Novartis’s NIS793, an anti-TGF-β IgG2 monoclonal antibody licensed from Xoma, is currently in a Phase 3 clinical trial for the treatment of metastatic pancreatic ductal carcinoma (mPDAC) in combination with chemotherapy as well as multiple early-stage clinical studies in a variety of solid tumor types and myelofibrosis.

Other companies, including Merck KGaA, Merck (acquired Tilos Therapeutics), Roche, Sanofi S.A., Bristol Meyers Squibb (acquired Forbius), Gilead and AbbVie Inc. are developing therapies for cancer immunotherapy in combination with CPI therapy, that are intended to work, at least in part, through inhibition of the TGFβ signaling pathway.

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

Apitegromab, SRK-181, and any future product candidates regulated as biologics must be approved by the FDA through a Biologics License Application (“BLA”), process before they may be legally marketed in the U.S. The process generally involves the following:

●	Completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice (“GLP”) requirements;
●	Manufacture of drug substance and drug product in accordance with applicable regulations, including manufacturing activities performed in accordance with good manufacturing practice (“GMP”) requirements;
●	Submission to the FDA of an investigational new drug (“IND”) application, which must become effective before human clinical trials may begin;
●	Approval by an institutional review board (“IRB”) or independent ethics committee at each clinical trial site before each trial may be initiated;
●	Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice (“GCP”) requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
●	Submission of a BLA to the FDA;
●	A determination by the FDA within 60 days of its receipt of a BLA to accept the filing for review;

●	Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the biologic will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the biologic’s identity, strength, quality and purity;
●	Potential FDA audit of the clinical trial sites that generated the data in support of the BLA; and
●	FDA review and approval of the BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the biologic in the U.S.

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

Clinical trials generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may be combined or overlap.

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

Rare Pediatric Disease Designation

The FDA grants Rare Pediatric Disease designation for serious and life-threatening diseases that primarily affect children ages 18 years or younger and fewer than 200,000 individuals in the United States. Eligibility for a priority review voucher may be issued upon approval of a biologics license application (“BLA”) or New Drug Application for therapies developed to treat such rare pediatric diseases. Priority review vouchers may be redeemed to obtain priority review for any subsequent marketing application or be sold or transferred.

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

A product may also be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”), that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. In addition, for products being considered for accelerated approval, the FDA currently requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions, as it deems necessary to assure safe use of the product. If the FDA determines that the conditions of approval are not being met, the FDA can withdraw its accelerated approval for such drug or biologic.

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

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws, as well as applicable tracking and tracing requirements. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved BLA, including recall.

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

●	The Anti-Kickback Statute, which makes it illegal for among other things, any person or entity, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by individual imprisonment, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.
●	The federal civil and criminal false claims laws, including the False Claims Act (“FCA”), which prohibits individuals or entities (including prescription drug manufacturers) from knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off label. Claims which include items or services resulting from a violation of the Anti-Kickback Statute are false or fraudulent claims for purposes of the FCA. Our future marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product and any future product candidates, are subject to scrutiny under this these laws.
●	The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit among other things, knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose, among other things, specified requirements on covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates, which include individuals or entities that perform services for covered entities involving the creation, use, maintenance or disclosure of, individually identifiable health information, relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
●	The U.S. Physician Payments Sunshine Act (the “Sunshine Act”), enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), which impose new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), non-physician providers (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
●	Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor. Such laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures. Some state and local laws require the registration of pharmaceutical sales representatives.
●	Many states in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Further, in some cases where we process sensitive and personal information of individuals from numerous states, we may find it necessary to comply with the most stringent state laws applicable to any of the information. For example, the California Consumer Privacy Act (the “CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households, went into effect on January 1, 2020. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General will commence enforcement actions against violators beginning July 1, 2020. While there is currently an exception for protected health information that is subject to HIPAA, as currently written, the CCPA may impact our business activities. The California Attorney General has proposed draft regulations, which have not been finalized to date, that may further impact our business activities if they are adopted. The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

In the U.S., for example, in March 2010, the ACA was enacted. The ACA, among other things:

●	subjects biological products to potential competition by lower cost biosimilars;
●	addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
●	increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations;
●	establishes annual fees and taxes on manufacturers of certain branded prescription drugs;
●	expands healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, establishes new government investigative powers and enhanced penalties for non-compliance;
●	creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% as of January 1, 2019, pursuant to the Bipartisan Budget Act of 2018) point of sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
●	expands eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
●	expands the entities eligible for discounts under the PHS Act’s pharmaceutical pricing program, also known as the 340B Drug Pricing Program;
●	creates new requirements to report financial arrangements with physicians and teaching hospitals, commonly referred to as the Physician Payments Sunshine Act;

●	creates a new requirement to annually report the identity and quantity of drug samples that manufacturers and authorized distributors of record provide to physicians;
●	creates a new Patient Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and
●	establishes the Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Some of the provisions of the ACA have been subject to judicial challenges as well as efforts to repeal, replace or otherwise modify them or to alter their interpretation or implementation. For example:

●	The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Selection Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. In concert with subsequent legislation, this includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year through 2030. However, pursuant to the Coronavirus Aid, Relief and Economy Security Act (“CARES Act”), and subsequent legislation, these Medicare sequester reductions will be suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Then, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.
●	The American Taxpayer Relief Act of 2012 reduced Medicare payments to several types of health care providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years, among other things.
●	The Tax Cuts and Jobs Act of 2017 (“Tax Act”), includes a provision that eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate,” effective January 1, 2019.
●	The Bipartisan Budget Act of 2018 (“BBA”), among other things, amends the Medicare statute, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole” by raising the manufacturer discount under the Medicare Part D coverage gap discount program to 70% (as of January 1, 2019).
●	In 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
●	On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.
●	In addition to these legislative efforts, on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021, which was subsequently extended through August 15, 2021, during which consumers can enroll in coverage (or adjust existing enrollment) in states with marketplaces served by the HealthCare.gov platform. State-based marketplaces operating their own platform have the option to take similar actions in their states. The executive order also directed certain federal agencies to review and

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

●	At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations.
●	In addition, on November 20, 2020, CMS issued an interim final rule to implement a “Most Favored Nation” demonstration project to test Medicare Part B reimbursement of certain separately payable drugs or biologicals identified by CMS as having the highest annual Medicare Part B spending via an alternative payment methodology based on international reference prices. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule.
●	Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026.

Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

In addition, there have been changes related to Medicare Part B reimbursement for drugs purchased under the 340B drug pricing program. In 2018, CMS implemented a reduction in reimbursement for Medicare Part B drugs obtained under the 340B program from Average Sales Price (ASP) +6% to ASP -22.5%. This reduction has been challenged in federal court, and in July 2021 the Supreme Court has agreed to hear this case. CMS has indicated that it will continue to evaluate Medicare Part B reimbursement for 340B-purchased drugs.

Individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including by imposing price or patient assistance constraints, restrictions on certain product access, marketing cost disclosure and other transparency measures, and, in some cases, measures designed to encourage importation of pharmaceutical products from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

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

In April 2014, the EU adopted the Clinical Trials Regulation EU No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The main characteristics of the new Clinical Trials Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation. The Clinical Trial Regulation will have a transition period of three years from the date it became effective.

In the EU the Pediatric Committee (“PDCO”) of the EMA must approve the pediatric investigation plan (“PIP”) prior to filing a Marketing Authorization Application (“MAA”), unless the EMA has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP. The PIP outlines the pharmaceutical company’s strategy for investigation of the new medicinal product in the pediatric population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP. If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the EC, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of any supplementary protection certificate (“SPC”), provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to 2 years before the SPC expires. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

European Union Expedited Review and Development

PRIME, or PRIority MEdicine, is a scheme provided by the EMA to enhance support for the development of medicines that target an unmet medical need and provides accelerated assessment of products representing substantial innovation where the MAA will be made through the centralized procedure. To qualify for PRIME, product candidates require early clinical evidence that the therapy has the potential to offer a major therapeutic advantage over existing treatments or benefits patients without treatment options. Products from small-and medium-sized enterprises (“SMEs”) may qualify for earlier entry into the PRIME scheme than larger companies. Among the benefits of PRIME are the appointment of a rapporteur to provide continuous support and help build knowledge ahead of an MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process. The receipt of PRIME designation does not change the standards for approval but may expedite the development or approval process. Where, during the course of development, a product no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

European Union Drug Marketing

Much like the Anti-Kickback Statute prohibition in the U.S., the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is typically governed by the national anti-bribery laws of European Union Member States, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

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

European Union Drug Review and Approval

In the EU, medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”). There are two types of MAs.

Centralized MAs, which are issued by the EC through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA, are valid throughout the EU, and in the additional Member States (Iceland, Liechtenstein and Norway) of the EEA. The centralized procedure is mandatory for certain types of products, such as medicinal products produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (i.e., gene therapy, somatic cell therapy or tissue engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

National MAs, which are issued by the competent authorities of the EU Member States and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU Member State, this national MA can be recognized in another Member State through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the reference Member State (“RMS”). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics (“SmPC”), and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the EU Member States make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

A paediatric-use marketing authorization (“PUMA”) is available for medicines which are already authorized, no longer covered by an SPC or patent that qualifies as an SPC and which are to be exclusively development for use in children. A PUMA is a dedicated MA covering the indication and formulation of a medicinal product developed exclusively for use in the paediatric population, where such development has been in accordance with an approved PIP. There are various incentives to apply for a PUMA, including access to the centralized procedure even where the product would otherwise fall outside the mandatory scope of this procedure.

European Union Data and Market Exclusivity

In the EU, new products authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity, if granted, prevents applicants for authorization of generics or biosimilars of these innovative products from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During an additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall 10-year period will be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained an MA based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

European Union Orphan Designation and Exclusivity

In the EU, the EMA’s Committee for Orphan Medicinal Products (“COMP”), grants orphan designation to promote the development of products that are (1) intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (2) either (a) affecting no more than five in 10,000 persons in the EU when the application is made, or (b) where it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if a method exists, the product would be a significant benefit to those affected by the condition.

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following medicinal product approval during which time no “similar medicinal product” may be placed on the market. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinial product, and which is intended for the same therapeutic indication. This period may be reduced to six years if the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Orphan designation must be requested before submitting an application for marketing approval. We will be required to apply for the maintenance of the orphan designation granted to apitegromab for the treatment of SMA at the time of applying for an MA. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The aforementioned EU rules are generally applicable in the European Economic Area, or EEA, which consists of the EU Member States, plus Norway, Liechtenstein and Iceland.

European General Data Protection Regulation

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

National laws of member states of the EU are in the process of being adapted to the requirements under the GDPR, thereby implementing national laws which may partially deviate from the GDPR and impose different obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EEA. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty. In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the EC has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

In the event we continue to conduct clinical trials in the EEA, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA, in particular to the U.S., in compliance with European data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published a draft version of a UK-specific transfer mechanism, which, once finalized, will enable transfers from the UK. Following a ruling from the Court of Justice of the European Union, in Data Protection Commissioner v Facebook Ireland Limited and Maximillian Schrems (‘Schrems II’), Case C-311/18 (“Schrems II”), companies relying on standard contractual clauses to govern transfers of personal data to third countries (in particular the United States) will need to assess whether the data importer can ensure sufficient guarantees for safeguarding the personal data under GDPR. This assessment includes assessing whether third party vendors can also ensure these guarantees. We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products and solutions due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition and results of operations.

Regulation in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit, and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently largely aligns with EU regulations, however it is possible that these regimes will diverge in the future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

Clinical Trials

The UK has implemented the now repealed Clinical Trials Directive 2001/20/EC into national law through the Medicines for Human Use (Clinical Trials) Regulations 2004 (as amended). The extent to which the regulation of clinical trials in the UK will mirror the new Clinical Trials Regulation that has come into effect is not yet known, however the Medicines and Healthcare products Regulatory Agency (“MHRA”), the UK medicines regulator, has opened a consultation on a set of proposals designed to improve and strengthen the UK clinical trials legislation. Such consultation is open until 14 March 2022.

Orphan Designation

Since January 1, 2021, a separate process for orphan drug designation to the EU process has been applied to Great Britain. There is now no pre-marketing authorization orphan designation (as there is in the EU) in Great Britain and the application for orphan designation will be reviewed by the MHRA at the time of an application for a UK or Great Britain MA. The criteria for orphan designation remain the same as in the EU, except that they apply to Great Britain only (e.g., there must be no satisfactory method of diagnosis, prevention or treatment of the condition in Great Britain, as opposed to the EU).

Rest of the World Regulation

For other countries outside of the UK, the EU and the U.S., such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Additionally, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

Coverage and Reimbursement

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

Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition.

In the U.S. no uniform policy of coverage and reimbursement for drugs or biological products exists, and one payor’s determination to provide coverage and adequate reimbursement for a product does not assure that other payors will make a similar determination. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products candidates, if approved, will be made on a payor by payor basis. The level of coverage and reimbursement for products can differ significantly from payor to payor. One payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. Decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products candidates, if approved, will be made on a payor by payor basis. The coverage determination process may be a time consuming and costly process that will require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained. In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Additionally, companies may also need to provide discounts to purchasers, private health plans or government healthcare programs.

A third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. The containment of healthcare costs has become a priority of federal, state and foreign governments and payors, and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products.

Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product and also have a material adverse effect on sales.

Additional federal programs apply to pharmaceutical companies that affect coverage and reimbursement for drug products. For example, the Medicaid Drug Rebate Program requires pharmaceutical manufacturers to enter into and have in effect a national rebate agreement with the Secretary of the HHS as a condition for states to receive federal matching funds for the manufacturer’s outpatient drugs furnished to Medicaid patients. The ACA made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs from 15.1% of average manufacturer price (“AMP”) to 23.1% of AMP and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, creating a new method by which rebates owed by are calculated for drugs that are inhaled, infused, instilled, implanted or injected, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP. The ACA also expanded the universe of

Medicaid utilization subject to drug rebates by requiring pharmaceutical manufacturers to pay rebates on Medicaid managed care utilization and by enlarging the population potentially eligible for Medicaid drug benefits. Pricing and rebate programs must also comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990.

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

Human Capital

Our employees are relentlessly focused on the discovery and development of innovative medicines in which signaling by protein growth factors plays a fundamental role. Our people are our most important asset, embodying our values such as discovering the joy in science, in collaboration and in making a difference in the lives of patients, families and our communities. We are guided by our core values to create a collaborative, flexible, agile, empowering, and silo-free culture so that we can move with speed and urgency to deliver high-impact medicines to patients with devastating diseases.

Employees. As of March 1, 2022, we had 145 full-time employees, of which 110 employees are engaged in research and development activities and 35 are engaged in general and administrative activities. All of our employees are based in the U.S. and a majority are based in Massachusetts. During 2021, we enhanced our capabilities by adding 23 new full-time employees. The new employees were hired to support a variety of functions and key initiatives, including extending our research, clinical and pre-clinical pipeline development, with hires in clinical development and operations, research, and general and administrative functions. We anticipate continuing to add depth and new capabilities in key areas of our business. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

Career Development and Growth. We emphasize employee development and training. To empower employees to unleash their potential individually and as a team, we invest in our employees by providing development opportunities, and the necessary resources to support their success, including coaching, management and leadership training, presentation workshops and paid conference attendance. The diversity of our employees and their skillsets also offers a unique opportunity for us to learn from each other’s experiences.

Compensation and Benefits. Our competitive compensation programs are designed to align the compensation of our employees with our performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. We provide employee salaries that are competitive within our industry based on position, skill level, experience and knowledge. Additionally, we offer equity to each of our employees to align the interests of our employees with the company’s mission.

We are committed to providing comprehensive benefit options and it is our intention to offer benefits that will allow our employees and their families to live healthier and more secure lives. Some examples of the benefits we offer are: medical insurance including prescription drug benefits, dental insurance, vision insurance, accident insurance, life insurance, disability insurance, health savings accounts, flexible spending accounts, wellness programs, access to mental health support and benefits, identity theft insurance and pet insurance.

Employee Engagement. We routinely conduct confidential employee engagement surveys to obtain feedback on a variety of topics, including culture, values, diversity and inclusion, career development, employee satisfaction and tenure, and execution of our company strategy. These survey results are reviewed by our executive team so that we can continue to continue to increase employee satisfaction and improve the well-being of our employees. We value and encourage fostering mechanisms and opportunities for two-way dialogue. We actively strive to operationalize feedback provided by employees in ways that align with our business and culture. We are also committed to communication and transparency, using multiple forums and channels to allow for the sharing of appropriate, timely information to all employees.

Health & Safety. Ensuring the safety and wellbeing of our employees and communities is of the utmost importance to us, particularly in light of COVID-19. What we have seen as a result of the pandemic is that flexibility is top of mind and a key consideration. At the start of the pandemic, we immediately formed a task force to keep up to date on federal, state and local mandates as well as the evolving science and communicate with our employees on a regular basis. We’ve offered daily onsite testing, masks at no cost to our employees and visitors and when necessary, conduct internal contract tracing.

The need to shift to working from home, has refocused our work model. We’ve helped employees set up home offices, provided them access to tools to perform their jobs remotely, provided ergonomic assessments of their working environments, and helped them address IT connectivity. We’ve also found ways to continue to foster collaboration and community through events like virtual trivia nights, scavenger hunts, coffee chats, charitable giving and lunch-n-learns, that we would normally do in person.

Diversity & Inclusion (“D&I”): We believe that fostering diversity and inclusion is a business imperative which supports and encourages individuals to show up as their whole selves. Investing in meaningful D&I work enhances culture and employee experience. We are committed to creating and maintaining a diverse, inclusive and safe work environment. As we grow and mature, we look forward to establishing programs that infuse D&I within the business, identify barriers that impact recruitment, development and retention of underrepresented employees, identify educational content, communicate the value and impact of D&I on goals and objectives, all while continuing to focus on hiring diverse talent at all levels of the company. Our ability to innovate and meet people’s needs is strongest when all voices are heard and valued.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic (the “COVID-19 pandemic”), which continues to spread throughout the U.S. and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the COVID-19 pandemic. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, including the development and deployment of any vaccine program. Accordingly, we cannot predict the extent to which our business, including our clinical trials, financial condition and results of operations will be affected. As a result of the COVID-19 pandemic, we have experienced disruptions that have impacted our business, preclinical studies and clinical trials, including disruptions or restrictions on our ability to access and monitor certain clinical trial sites, restrictions on clinical trial participants’ ability to access our clinical trial sites and delays in enrollment. Some clinical trial participants have missed or experienced delays in receiving doses of study drug and completing their clinical trial assessments. For example, four patients (one in Cohort 2 and three in Cohort 3) of the TOPAZ clinical trial each missed three doses of apitegromab over the course of the 12-month treatment period due to COVID-19-related site access restrictions. This has affected our clinical trials and could result in further impacts, including delays in or adverse impacts to data readouts from our clinical trials, delays in our ability to identify and enroll patients in current or future clinical trials and decisions by enrolled patients to discontinue from our clinical trials due to COVID-19 related concerns. While our laboratory operations have resumed to near-normal capacity, we may continue to experience challenges in procuring materials and supplies, as well as research services from our vendors in a consistently timely manner due to COVID-19 related supply chain issues. Some of our third-party manufacturers have diverted resources or manufacturing capacity to accommodate the development or manufacture of COVID-19 vaccines. Although this has not had an impact on our ability to produce sufficient quantities of apitegromab or SRK-181 for our clinical trials, we continue to work closely with our third-party manufacturers to mitigate potential impacts to our clinical supply chain. In addition, delays in the development of COVID-19 vaccines or the deployment of vaccines which are approved or otherwise authorized for emergency use, a recurrence or “subsequent waves” of COVID-19 cases, or the discovery of vaccine-resistant COVID-19 variants could cause other widespread or more severe impacts. We continue to monitor developments as we adjust to the disruptions and evaluate the uncertainties relating to the COVID-19 pandemic.

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

Item 1A. Risk Factors

Careful consideration should be given to the following risk factors, together with all other information set forth in this Annual Report on Form 10-K (“Annual Report”), including our consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other documents that we file with the Securities and Exchange Commission (the “SEC”), in evaluating Scholar Rock Holding Corporation and our subsidiaries (collectively, the “Company”, “we”, or “our”) and our business, before investing in our common stock. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The market price of our common stock could decline if one or more of these risks or uncertainties were to occur, which may cause you to lose all or part of the money you paid to buy our common stock. The risk factors described below disclose both material and other risks, and are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this Annual report.

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

Risks Related to Product Development and Regulatory Approval

●	Product development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of apitegromab, SRK-181, or any future product candidates.

●	Our business may be materially and adversely affected by pandemics such as the ongoing COVID-19 pandemic. The COVID-19 pandemic has had, and will likely continue to have, an impact on our business and operations, including clinical trial data and activities.
●	The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later-stage clinical trials.
●	Interim, initial and preliminary results from our clinical trials that we announce or publish from time to time may change (e.g. from positive efficacy results to poor or negative efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.
●	The data from our clinical trials, including from any future clinical trials conducted by us or any of our collaborators, may reveal significant adverse events not seen in our preclinical studies or earlier clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
●	We rely on third parties to conduct our clinical trials and to conduct certain aspects of our preclinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may be delayed or unable to receive regulatory approval of or commercialize any potential product candidates, and our business could be materially harmed.
●	The regulatory approval process for our product candidates in the U.S., EU, UK and other jurisdictions is currently uncertain and will be lengthy, time-consuming and inherently unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.
●	The FDA, EMA or regulatory authorities in other jurisdictions may disagree with our development plans and we may fail to receive or be delayed in receiving regulatory approval of our product candidates.
●	We have received Orphan Drug designation from the FDA for apitegromab for the treatment of SMA and the EC granted Orphan Medicinal Product designation to apitegromab for the treatment of SMA. We may seek Orphan Drug designation from regulatory authorities in other jurisdictions for apitegromab and Orphan Drug designation from the FDA, EC or regulatory authorities in other jurisdictions for our future product candidates. In any of these instances, we may not receive the requested designation or we may be unable to realize the benefits associated with Orphan Drug designation, including the potential for market exclusivity.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to develop our product pipeline and receive regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

Risks Related to Manufacturing and Supply

●	Because we rely on third-party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials, and, if approved, commercial materials, may become limited or interrupted or may not be of satisfactory quantity or quality.

Risks Related to Our Business and Operations

●	We will need to continue to grow our organization, including our personnel, systems and relationships with third parties, in order to develop our drug candidates.
●	Our executives and highly skilled technical and managerial personnel are critical to our business. If we lose key personnel, have transition in management, or if we fail to recruit additional highly skilled personnel, our ability to further develop apitegromab and SRK-181, and our operations may be impaired.

●	Failure by us or any of our employees, independent contractors, consultants, commercial partners or vendors to comply with applicable laws and regulations could negatively affect our business and operations.

Risks Related to Intellectual Property

●	Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
●	We depend on intellectual property licensed from third parties. Failure to comply with our obligations under any of these licenses or termination of any of these licenses could result in the loss of significant rights, which would harm our business.

Risks Related to Our Financial Condition and Capital Requirements

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

Risks Related to Our Common Stock

●	Our stock price is volatile and various factors could make our stock less attractive to investors.

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

Successful completion of clinical trials is a prerequisite to submitting a Biologics License Application (“BLA”) to the FDA, a Marketing Authorisation Application (“MAA”) to the EMA, MHRA, and similar marketing applications to comparable foreign regulatory authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates.

We may experience delays in initiating, progressing or completing our clinical trials. We also may experience numerous unforeseen events during, or as a result of, any clinical trials in process or any future clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize apitegromab, SRK-181 or any future product candidates, including:

●	delay or inability to reach agreement with the FDA or comparable foreign regulatory authorities on acceptable clinical trial design, conduct or statistical analysis plan;
●	any orders from local, state or federal governments or clinical trial site policies resulting from the COVID-19 pandemic that determine essential and non-essential functions and staff, which may impact the ability of site staff to conduct assessments, or result in delays to the conduct of the assessments, as part of our clinical trial protocols, or the ability to enter assessment results into clinical trial databases in a timely manner;

●	regulators, Institutional Review Boards (“IRBs”) or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective Contract Research Organizations (“CROs”), the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	failure by our collaborators to provide us with an adequate and timely supply of product that complies with the applicable quality and regulatory requirements for a combination trial;
●	collaborators may provide insufficient funding for a clinical trial program, delay or stop a clinical trial, abandon a product candidate or clinical trial program, repeat or conduct new clinical trials or require a new formulation of a drug candidate for clinical testing;
●	clinical trials of any product candidates may fail to show safety and effectiveness, or produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
●	the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower or more challenging than we anticipate or subjects may drop out of these clinical trials or fail to return for post treatment follow-up at a higher rate than we anticipate;
●	challenges in identifying or recruiting sufficient study sites or investigators for clinical trials;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	there may be delays related to the impact of the spread of COVID-19 coronavirus on the FDA’s ability to continue its normal operations;
●	clinical study sites or clinical investigators may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to, or regulators, IRBs or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	limitations on our or our CROs’ ability to access and verify clinical trial data captured at clinical study sites through monitoring and source document verification;
●	the cost of clinical trials of a product candidate may be greater than we anticipate;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate to initiate or complete a given clinical trial;
●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, IRBs or ethics committees to suspend or terminate the trials, or reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates;
●	our failure to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate and/or data emerging from other molecules in the same class as our product candidate;
●	the FDA, EMA or other regulatory authorities may require us to submit additional data such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial;

●	evolution in the standard of care or changes in applicable governmental regulations or policies during the development of a product candidate that require amendments to ongoing clinical trials and/or the conduct of additional preclinical studies or clinical trials; and
●	lack of adequate funding to complete a clinical trial.

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

Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA, EMA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. For example, we anticipate some of our future trials to, in part, utilize an open-label trial design, and our ongoing DRAGON Phase 1 clinical trial for SRK-181 in cancer immunotherapy and our ongoing extension phase of the TOPAZ Phase 2 clinical trial for apitegromab in Type 2 and Type 3 SMA, in part, utilize an open-label trial design. An open-label trial is one where both the patient and investigator know whether the patient is receiving the test article or either an existing approved drug or placebo. Open-label trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label studies are aware that they are receiving treatment. Open-label trials may be subject to a patient bias, for example, if patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Open-label trials also may be subject to an investigator bias where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The potential sources of bias in clinical trials as a result of open-label design may not be adequately mitigated and may cause any of our trials that utilize such design to fail and additional trials may be necessary to support future marketing applications. In addition, other types of trials (including randomized, double-blind, parallel arm studies), particularly if smaller in size or if limited to one study, are also subject to potential sources of bias and limitations that may exaggerate any therapeutic effect or falsely identify a positive efficacy signal, or conversely, fail to detect an efficacy signal when in fact there may actually be a positive therapeutic effect. Further, the FDA, EMA or other regulatory authorities may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. The unpredictability caused by turnover at the FDA, EMA or other regulatory authorities could increase the risk of such change in the requirements for approval, which could impact our ability to receive approval, or could otherwise delay our clinical development programs and harm our business, financial condition and results of operations.

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

The ongoing COVID-19 pandemic is evolving, continues to spread globally, and to date has led to the implementation of various responses, including government-imposed quarantines, closure of non-essential business, work-from-home directives, travel restrictions, physical distancing, shelter-in-place orders and other public health safety measures. Despite recent progress in the administration of vaccines, both the outbreak of recent variants, including Delta and Omicron, and the related containment and mitigation measures that have been put into place across the globe, have had an adverse impact on the global economy and our business, the severity and duration of which are uncertain. The COVID-19 pandemic continues to have a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services may be slow to return to pre-pandemic levels, if they return to pre-pandemic levels. In response to the COVID-19 pandemic, many of our employees are continuing to work remotely outside of our offices. Additionally, while our laboratory operations resumed to near-normal capacity, we may continue to experience challenges in procuring materials and supplies in a consistently timely manner due to COVID-19-related supply chain issues. We rely on third-party manufacturers to manufacture apitegromab and SRK-181. The demand for COVID-19 vaccines and potential for manufacturing facilities and materials to be commandeered under the Defense Production Act of 1950, or equivalent foreign legislation, may make it more difficult to obtain materials or manufacturing slots needed for apitegromab or SRK-181. If any of our third-party manufacturers is adversely impacted by the COVID-19 pandemic or if they divert resources or manufacturing capacity to accommodate the development or manufacture of COVID-19 coronavirus vaccines, our supply chain may be disrupted, limiting our ability to supply apitegromab or SRK-181 for our clinical trials. As a result of the COVID-19 pandemic, we have experienced, and may continue to experience, disruptions that impact our business, preclinical studies and clinical trials.

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

If a patient participating in one of our clinical trials contracts COVID-19 (which may occur without detection or diagnosis), this could negatively impact the data readouts from these trials; for example, the patient may be unable to participate further (or may have to limit participation) in our clinical trial, the patient may show a different efficacy assessment than if the patient had not been infected, or such patient could experience an adverse event that could be attributed to our drug product. If a patient participating in any of our clinical trials receives COVID-19 vaccination, it is unknown whether or how the vaccination may impact the data readouts from our clinical trial, such as efficacy and safety. The global outbreak of COVID-19 continues to evolve and the conduct of our trials may be adversely affected, despite efforts to mitigate this impact.

Some clinical trial participants have missed or experienced delays in receiving doses of study drug and completing their clinical trial assessments. For example, as of the TOPAZ Phase 2 twelve-month top-line data readout, four patients in the clinical trial each missed three doses of apitegromab due to COVID-19-related site access restrictions. Additionally, enrollment in the DRAGON Phase 1 clinical trial in immuno-oncology has been slower than originally projected due to the travel restrictions imposed in areas affected by the COVID-19 pandemic and where certain clinical trial sites for this study are located. Disruptions and delays resulting from the COVID-19 pandemic could result in additional impacts on our ongoing, as well as future, clinical trials, including delays in or adverse impacts to data readouts (e.g. poor or negative efficacy results, adverse safety signal, reduced amounts of data available or data confounding) from our clinical trials and delays in our ability to identify and enroll patients in current or future clinical trials. As an example of impacts upon our development programs, the COVID-19 pandemic could lead to a negative or poor result in the Phase 3 trial of apitegromab in SMA and rejection for product approval by regulatory authorities, a delay in a potential regulatory filing for product approval, the requirement for additional clinical trial(s) beyond the currently planned program (e.g., if the amount of data from our Phase 3 trial is deemed by regulatory authorities as insufficient or confounded due to COVID-19 impacts), or other adverse outcomes.

The extent to which the COVID-19 pandemic continues to impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and duration of the COVID-19 pandemic and the actions to contain the COVID-19 coronavirus or treat its impact, among others.

Our clinical development strategy depends on the continued use and availability of certain third-party approved drug therapies.

Apitegromab and SRK-181 are our two clinical-stage product candidates. Certain patients remaining in the open-label extension portion of our TOPAZ Phase 2 clinical trial are receiving apitegromab in conjunction with an approved SMN upregulator therapy such as nusinersen. These patients are reliant on the continued use and availability of such therapies. In addition, patients in our SAPPHIRE Phase 3 clinical trial are receiving apitegromab in conjunction with an approved SMN upregulator therapy. These patients are reliant on the continued use and availability of such therapies. If access to an approved SMN upregulator therapy such as nusinersen or risdiplam becomes limited or is unavailable, we may be forced to pause or stop our TOPAZ extension or SAPPHIRE trials, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for apitegromab in the trial or reduce the amount of data or confound the data from this trial. We have also initiated the DRAGON Phase 1 clinical trial of SRK-181 in patients with locally advanced or metastatic solid tumors that exhibit primary resistance to anti-PD-(L)1 antibody therapies. Certain patients in this clinical trial are receiving SRK-181 in conjunction with an approved anti-PD-(L)1 therapy such as pembrolizumab. If access to the approved anti-PD-(L)1 therapy becomes limited or is unavailable, we may not be able to enroll, or may be delayed in enrolling patients or may be forced to pause or stop our DRAGON Phase 1 clinical trial, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for SRK-181 in the trial. Any delay or suspension of our clinical trials would significantly and adversely affect our business prospects.

The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later-stage trials.

The results of preclinical studies and early-stage clinical trials may not be predictive of the results of future, later-stage clinical trials. Preclinical studies and early-stage clinical trials are primarily designed to study PK and PD, understand the side effects of product candidates, and evaluate various doses and dosing schedules. Our current or future product candidates may demonstrate different chemical, biological and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Product candidates in later-stages of clinical trials may fail to show desired pharmacological properties or produce positive safety and efficacy results despite having progressed through preclinical studies and early-stage clinical trials. We completed a Phase 1 trial for apitegromab in healthy adult volunteers and the TOPAZ Phase 2 proof-of-concept trial for the treatment of patients with Type 2 and Type 3 SMA. In April 2021, we announced positive twelve-month top-line results from the TOPAZ Phase 2 clinical trial and from June to October 2021, we announced supportive data from additional exploratory analyses at various medical congresses. In January 2022, we initiated our SAPPHIRE Phase 3 clinical trial of apitegromab for the treatment of patients with Type 2 and Type 3 SMA. In November 2021, we presented interim clinical data from Part A of our DRAGON Phase 1 trial in cancer immunotherapy, at the Society for Immunotherapy of Cancer’s Annual Meeting. We cannot assure you that the DRAGON Phase 1 trial or any other future clinical trials of SRK-181 or apitegromab will show positive results. There can be no assurance that any of our current clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There can also be no assurance that any of our future clinical trials will show similar results to our earlier clinical trials or support further development or registration of any of our product candidates. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

Interim, initial or preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, initial or preliminary data, including interim top-line results or initial or preliminary results from our clinical trials. Any interim, initial or preliminary data and other results from our clinical trials may materially change as more patient data become available. Preliminary, initial, interim or top-line results also remain subject to audit, validation and verification procedures that may result in the final data being materially different from the interim, initial or preliminary data we previously published. As a result, interim, initial or preliminary data may not be predictive of final results and should be viewed with caution until the final data are available. We may also arrive at different conclusions, or considerations may qualify such results, once we have received and fully evaluated additional data. For example, in November 2021, we presented preliminary and initial clinical data from Part A of our DRAGON Phase 1 trial for SRK-181 in cancer immunotherapy at the Society of Immunotherapy of Cancer’s Annual Meeting. Data from our DRAGON Phase 1 trial will continue to be reported while the trial is ongoing and tumor response data will be based on assessments by site investigators. Central reads for the tumor responses are also being conducted, with a comprehensive review of the central reads to be performed once completed within and/or across the cohorts. Differences between preliminary, initial or interim data and final data could adversely affect our business.

The data from our clinical trials, including from any future clinical trials conducted by us or any of our collaborators, may reveal significant adverse events not seen in our preclinical studies or earlier clinical trials and may result in a safety profile or undesirable side effects that could inhibit or limit regulatory approval or market acceptance of any of our product candidates.

If significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. Patients in our clinical trials may develop levels of anti-drug antibodies which could limit the potential efficacy of our product candidates or trigger hypersensitivity reactions or other adverse effects. We, the FDA, the competent authorities and/or ethics committees of the EU Member States or other applicable regulatory authorities, or an IRB may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects.

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

The results of our clinical trials may not support approval. Our product candidates could fail to receive regulatory approval for many reasons, including the following, among other reasons:

●	the FDA, EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications;
●	the results of clinical trials may not meet the level of statistical significance or adequacy in the robustness or amount of data required by the FDA, EMA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;
●	the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to receive regulatory approval in the U.S. or elsewhere;
●	the FDA, competent authorities of the EU Member States or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

If we believe the clinical trial data support doing so, we may seek to pursue BLA approval in the United States or marketing authorization in jurisdictions outside the United States for one or more of our product candidates based on results of interim analyses of our pivotal trials, rather than submitting such applications after the relevant pivotal trials have been completed. We cannot assure you that the FDA, EMA or other regulatory authorities will agree with this approach or that these regulatory authorities will find the results from a single pivotal trial or of an interim analysis (such as that from a single pivotal trial or multiple trials) sufficient to meet the standards for approval or marketing authorization; and if they do not, the prospects for regulatory approval and commercialization of our product candidates may be delayed or harmed.

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

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if, among other things, it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, after a recommendation from the EMA’s Committee for Orphan Medicinal Products (“COMP”), the EC grants orphan designation to promote the development of products that are (a) intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU, or (b) for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the medicinal product in the EU would generate sufficient return to justify the necessary investment in developing the medicinal product. Additionally, the orphan designation requires that there is no satisfactory method of diagnosis, prevention or treatment of the condition authorized for marketing in the EU, or, if such a method exists, the medicinal product must be of significant benefit to those affected by the condition. Any Orphan Drug designation that we are granted for our product candidates in the U.S. or in the EU would not assure Orphan Drug designation of those product candidates in any other jurisdiction. Orphan Drug designation neither shortens the development time or regulatory review time of a product candidate, nor gives the product candidate any advantage in the regulatory review or approval process (other than as discussed below).

In the U.S., Orphan Drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity for that indication. Orphan drug exclusivity means the FDA may not approve another application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. In the EU, orphan designation entitles a party to scientific assistance regarding necessary tests and trials, financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following grant of marketing authorization for the medicinal product if the criteria for orphan designation continue to be met before the grant of the marketing authorization. This period may be reduced to six years if the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

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

We have received Fast Track designation from the FDA and PRIME designation from the EMA for apitegromab for the treatment of SMA. We may seek Breakthrough Therapy designation or Fast Track designation from the FDA or PRIME designation from the EMA for other product candidates in the future, and we may not be successful in receiving such designations, or if received, such designation may not actually lead to a faster development or regulatory review or approval process.

We may seek Breakthrough Therapy designation or Fast Track designation or PRIME designation for certain of our product candidates.

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

In March 2021, the EMA granted PRIME designation to apitegromab for the treatment of SMA. PRIME, or PRIority MEdicine, is a scheme provided by the EMA to enhance support for the development of medicines that target an unmet medical need. To qualify for PRIME, product candidates require early clinical evidence that the therapy has the potential to offer a major therapeutic advantage over existing treatments or benefits patients without treatment options. Among the benefits of PRIME are the appointment of a rapporteur to provide continuous support and help build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process. The receipt of PRIME designation for apitegromab for the treatment of SMA may not result in a faster development process, review or approval compared to products considered for approval under conventional regulatory agency procedures and does not assure ultimate approval by the EMA.

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

If apitegromab, SRK-181 or any future product candidate we develop receives marketing approval, whether as a single agent or in conjunction with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, doctors may deem it sufficient to treat patients with SMA with an SMN upregulator such as nusinersen, and therefore will not be willing to utilize apitegromab in conjunction with such SMN upregulator. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

●	efficacy and potential advantages compared to alternative treatments;
●	the amount, scope and nature of the clinical data (and other forms of data) available;
●	the ability to offer our products, if approved, for sale at competitive prices;
●	convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support;
●	the ability to obtain sufficient third-party coverage and adequate reimbursement; and
●	the prevalence and severity of any side effects.

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

The UK’s withdrawal from the EU could increase the regulatory burden of product development and authorization in the UK and EU.

On June 23, 2016, the UK held a referendum in which a majority of voters approved an exit from the EU, or Brexit, and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns in the most part with EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. For example, the new Clinical Trials Regulation which became effective in the EU on January 31, 2022 and provides for a streamlined clinical trial application and assessment procedure covering multiple EU Member States has not been implemented into UK law, and a separate application will need to be submitted for clinical trial authorization in the UK. The long-term effects of Brexit will depend in part on how the terms of the TCA continue to take effect in practice and the terms of any further agreements the UK makes with the EU. Such a withdrawal from the EU is unprecedented, and it is unclear how the restrictions on the UK’s access to the European single market for goods, capital, services and labor, or single market, and the wider commercial, legal and regulatory environment, will impact our future operations and clinical activities in the UK in the long term.

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

Despite the implementation of security measures, our internal computer systems and those of our existing and future CROs, and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. Our increased reliance on personnel working from home may increase our cyber security risk, create data accessibility concerns, and make us more susceptible to workforce and communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other agencies and contractors. For example, the loss of preclinical or clinical data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of apitegromab and SRK-181 and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of apitegromab, SRK-181 and future product candidates could be delayed.

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

Changes in statutes, regulations or the interpretation of existing statutes or regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; (iv) additional record-keeping requirements; or (v) changes to our pricing arrangements, or coverage of or reimbursement for our products. If any such changes were to be imposed, they could adversely affect the profitability and operation of our business. Changes in statutes, regulations, or the interpretation of existing statutes or regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; (iv) additional record-keeping requirements; or (v) changes to our pricing arrangements, or coverage of or reimbursement for our products. If any such changes were to be imposed, they could adversely affect the profitability and operation of our business. See the sections entitled, “Business — Government Regulation — Current and Future Healthcare Reform Legislation” and “Business – Government Regulation – Coverage and Reimbursement.”

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act (“FCA”), which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information received in the course of patient recruitment for clinical trials. See the section entitled “Business – Government Regulation – Other Healthcare Laws.”

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

We, our CROs, and any potential collaborators may be subject to strict and changing federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security) and policies and contractual obligations related to data privacy and security. In the U.S., numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our CROs and collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by HITECH. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

We have conducted our TOPAZ Phase 2 clinical trial of apitegromab in the European Economic Area (“EEA”), plan to conduct our SAPPHIRE Phase 3 clinical trial of apitegromab in the EEA and the UK, and may conduct future clinical trials in the EEA or the UK and therefore may be subject to additional privacy laws. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the U.S., providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, where required reporting security breaches involving personal data to the competent national data protection authority and affected individuals, where required, appointing data protection officers, where required conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the EC has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Given the new law, we face uncertainty as to the exact interpretation of the new requirements and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the law. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

EU Member States have adopted implementing national laws to implement the EU GDPR which may partially deviate from the EU GDPR and the competent authorities in the EU Member States may interpret GDPR obligations slightly differently from country to country, so that we do not expect to operate in a uniform legal landscape in the EU. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty.

We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European or UK data protection authority, we may face fines and other penalties. Any such investigation or charges by European or UK data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products and solutions due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition and results of operations.

In addition, many states in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Further, in some cases where we process sensitive and personal information of individuals from numerous states, we may find it necessary to comply with the most stringent state laws applicable to any of the information. For example, California recently enacted the California Consumer Policy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. While there are currently exceptions for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. We continue to monitor the impact that the state consumer privacy and protection law, like the CCPA may have on our business activities. See the section entitled “Business – Government Regulation – European Data Collection and State Privacy Laws.”

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

Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold because of the COVID-19 pandemic, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approvals on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations both domestically and abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches. Additionally, as of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or may defer action on the application until an inspection can be completed. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Additionally, regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

Our current laboratory operations are concentrated in one location, and we or the third parties upon whom we depend, including our clinical trial sites and the manufacturing facilities of our third-party contract manufacturers, may experience business interruptions and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster, including earthquakes, outbreak of disease or other natural disasters.

Our office and laboratory facilities are located in Cambridge, Massachusetts. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, the facilities at any clinical trial site, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of apitegromab, SRK-181 and future product candidates or interruption of our business operations. If a natural disaster, outbreak of disease, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. For example, the COVID-19 pandemic has already resulted in extended shutdowns of certain businesses and has had ripple effects to businesses around the world. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services may be slow to return to pre-pandemic levels. In response to the spread of COVID-19 many of our employees are continuing to work remotely outside of our offices. As a result of the COVID-19 pandemic, our ability to identify and enroll patients in current and future clinical trials may become more difficult and costly and data readouts from our clinical trials may be delayed or adversely impacted. The full extent to which the COVID-19 pandemic impacts our business or operations will depend on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the COVID-19 coronavirus and the actions to contain COVID-19 or treat its impact, among others.

Global events, including global health concerns, like the COVID-19 pandemic, could also result in social, economic, and labor instability in the countries in which we operate or where the third parties with whom we engage, including our clinical trial sites and manufacturing facilities of our third-party contract manufacturers, operate. Unforeseen global events, such as the armed conflict between Russia and Ukraine, could adversely impact our business. For example, we are conducting SAPPHIRE, our Phase 3 clinical trial of apitegromab in the US and EU, and regional instability caused by the armed conflict between Russia and Ukraine could adversely affect the conduct of our clinical trial. Such conflicts could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyberattacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business.

The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at our facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, the manufacturing facilities of our third-party contract manufacturers, or the sites where we conduct clinical trials or preclinical studies, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, if approved, which could make it difficult for us to sell any product candidates profitably.

The success of our product candidates, apitegromab, SRK-181 and future product candidates, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, apitegromab, SRK-181 or future product candidates or assure that coverage and reimbursement will be available for any product that we may develop. See the sections entitled “Business– Government Regulation – Coverage and Reimbursement” and “Business–Government Regulation–Current and Future Healthcare Reform Legislation.”

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid or national payor bodies (such as in European countries), and commercial payors is critical to new product acceptance.

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

In the U.S., no uniform policy of coverage and reimbursement for products exists among third party payors, Coverage and reimbursement for products can differ significantly from payor to payor. One payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. Coverage and reimbursement for products may vary widely across national payors from country to country.

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

Any future collaboration we enter into may pose a number of risks, including the following:

●	collaborators may have significant discretion or decision-making authority in determining the efforts and resources that they will apply to the collaboration or that we are required to apply to the collaboration;
●	collaborators may not perform their obligations as expected or in a manner satisfactory to us;
●	we may commit to certain preclinical or clinical development or commercialization efforts as part of the collaboration that we are unable to meet or our collaborators may not be satisfied with our preclinical or clinical development or commercialization efforts;
●	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs or license arrangements based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as a strategic transaction that may divert resources or create competing priorities;

●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products and product candidates if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;
●	collaborators may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;
●	collaborators with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	if a collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us; and
●	collaborations may be terminated by the collaborator, and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates. For example, our collaboration with Gilead Sciences, Inc. that we entered into on December 19, 2018 was terminated on January 6, 2022.

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

Our current owned patents and co-owned patents covering our proprietary technologies and our product candidates are expected to expire beginning in 2034 (owned) and November 2033 (co-owned) respectively, without taking into account any possible patent term adjustments or extensions. Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the U.S. or foreign jurisdictions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a material adverse effect on our business, results of operations, financial condition and prospects. We own and co-own pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from November 2033 through 2043, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.

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

We are a biopharmaceutical company formed in 2012 and our operations to date have been focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. We have not yet demonstrated the ability to progress any of our product candidates through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the twelve months ended December 31, 2021, we reported a net loss of $131.8 million. As of December 31, 2021, we had an accumulated deficit of $376.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, apitegromab and SRK-181, and any future product candidates.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, including clinical trials for apitegromab and SRK-181 and preclinical studies and clinical trials for any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of December 31, 2021, we had approximately $253.0 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2021, will be sufficient to fund our operating expenses and capital expenditure requirements into mid-2023. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Additionally, any program setbacks or delays due to changes in federal or state laws or clinical site or clinical vendor policies as a result of the COVID-19 pandemic could impact our programs and increase our expenditures. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We do not have any committed external source of funds or other support for our development efforts other than pursuant to our license agreement with Janssen, which payments we may not receive in full or at all, and we cannot be certain that additional funding will be available on acceptable terms, or at all. Even if we receive the maximum payments under the license agreement with Janssen, the payments may not meet our current or future funding requirements. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for apitegromab, SRK-181 or any future product candidate at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of apitegromab, SRK-181 or one or more of our future product candidates or other research and development initiatives.

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

As of December 31, 2021, we had net operating loss carryforwards for federal and state income tax purposes of $302.1 million and $300.2 million, respectively, which begin to expire in 2032, except for our post 2017 federal net operating loss carryforwards of $251.6 million which do not expire. As of December 31, 2021, we also had available tax credit carryforwards for federal and state income tax purposes of $22.5 million and $4.2 million, respectively, which begin to expire in 2034 and 2024, respectively. Additionally, for taxable years beginning after December 31, 2021 the deductibility of such federal net operating losses is limited to 80% of our taxable income in any future taxable year. Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Private placements and other transactions that have occurred since our inception, as well as our Initial Public Offering (“IPO”), may trigger such an ownership change pursuant to Section 382 of the Code. Any such limitation, whether as the result of our IPO, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years.

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

As of December 31, 2021, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 16.5% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We will remain an emerging growth company until the earlier of (1) December 31, 2023 (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion or (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-

affiliates to exceed $700 million as of the last business date of our most recently completed second fiscal quarter, and (4) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile. The stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Our amended and restated bylaws contain certain exclusive forum provisions requiring that substantially all disputes between us and our stockholders be resolved in certain judicial forums, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our certificate of incorporation or our bylaws, any action to interpret, apply, enforce, or determine the validity of our certificate of incorporation or bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. In addition, our amended and restated bylaws contain a provision by virtue of which, unless we consent in writing to the selection of an alternative forum, the U.S. District Court for the District of Massachusetts will be the exclusive forum for any complaint asserting a cause of action arising under the Securities Act. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions, however, stockholders cannot and will not be deemed to have waived compliance with federal securities laws and the rules and regulations thereunder. We have chosen the U.S. District Court for the District of Massachusetts as the exclusive forum for such causes of action because our principal executive offices are located in Cambridge, Massachusetts. Some companies that have adopted similar federal district court forum selection provisions are currently subject to a suit in the Court of Chancery of the State of Delaware brought by stockholders who assert that the federal district court forum selection provision is not enforceable. While the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum selection provision, and we may incur additional costs of litigation should such enforceability be challenged. If the federal forum selection provision is otherwise found inapplicable to, or unenforceable in respect of, one or more of the specified actions or proceedings, we may incur additional costs, which could have an adverse effect on our business, financial condition or results of operations. We recognize that the federal district court forum selection clause may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims, particularly if the stockholders do not reside in or near the Commonwealth of Massachusetts. Additionally, the choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

Item 3. Legal Proceedings

From time to time, we are subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, as of the date of this Annual Report, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “SRRK”. Trading of our common stock commenced on May 24, 2018, following the completion of our IPO. Prior to that time, there was no established public trading market for our common stock.

Stockholders

As of March 2, 2022, there were approximately 10 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

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

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, the “Exchange Act” and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to statements regarding our future expectations, plans and prospects, including without limitation, our expectations regarding the potential of the TGFβ program, the potential of apitegromab as a therapy in SMA and the timeline for and progress in developing apitegromab, the potential of SRK-181 as a cancer immunotherapy and the timeline for and progress in developing SRK-181, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We urge you to consider the risks and uncertainties discussed in greater detail under the heading "Risk Factors" elsewhere in this Annual Report on Form 10-K in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. As a result of many factors, including those factors set forth under the heading "Risk Factors" elsewhere in this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We have a productive scientific platform and are building our portfolio of novel product candidates with the aim of transforming the lives of patients suffering from a wide range of serious diseases, including neuromuscular disorders, cancer, and fibrosis. We have discovered and progressed the development of:

●	Apitegromab, an inhibitor of the activation of latent myostatin, for the treatment of SMA. We also believe apitegromab could have potential in the treatment of other myostatin-related disorders.
●	SRK-181, an inhibitor of the activation of latent TGFβ1, for the treatment of cancers that are resistant to anti-PD-(L)1 antibody therapies.
●	Potent and selective inhibitors of the activation of TGFβ for the treatment of fibrotic diseases. We are advancing multiple antibody profiles toward product candidate selection including antibodies that selectively inhibit the activation of latent TGFβ1 in the context of fibrotic extracellular matrix and that avoid perturbing TGFβ1 presented by cells of the immune system.
●	Additional discovery and early preclinical programs related to the selective modulation of growth factor signaling, including BMP6 and other growth factors.

Our first product candidate, apitegromab (formerly SRK-015), is a highly selective, fully human, monoclonal antibody with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-directed therapy for the treatment of SMA. We are conducting SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with non-ambulatory Type 2 and Type 3 SMA (which is estimated to represent the majority of the current prevalent SMA patient population in the U.S. and Europe). Apitegromab was evaluated in the Company’s TOPAZ Phase 2 proof-of-concept clinical trial for the treatment of patients with Type 2 and Type 3 SMA. Positive 12-month top-line results were announced in April 2021 showing apitegromab’s transformative potential (see “Topaz Twelve-Month Analysis” in Item 1. Business). From June to October 2021, we announced supportive data from additional exploratory analyses from the TOPAZ Phase 2 clinical trial at various medical congresses, including the Cure SMA virtual conference, the World Muscle Society virtual congress, the Child Neurology Society annual meeting, and the World Congress of Neurology. The FDA granted Fast Track designation, Rare Pediatric Disease designation and Orphan Drug Designation to apitegromab for the treatment of SMA in May 2021, August 2020 and March 2018, respectively. The EMA granted PRIME designation in March 2021 and the EC granted Orphan Medicinal Product designation in December 2018 to apitegromab for the treatment of SMA.

We have identified multiple other diseases for which the selective inhibition of the activation of myostatin may offer therapeutic benefit, including additional patient populations in SMA (such as Type 1 SMA and ambulatory SMA) and indications outside of SMA.

Our second product candidate, SRK-181, is being developed for the treatment of cancers that are resistant to CPI therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies. SRK-181 is a highly selective inhibitor of the activation of latent TGFβ1 that is being investigated in our DRAGON Phase 1 proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit primary resistance to anti-PD-(L)1 antibodies. This two-part clinical trial consists of a dose escalation portion (Part A) and a dose expansion portion evaluating SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy (Part B). Part B encompasses five cohorts, including urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, clear cell renal cell carcinoma and other solid tumors and commenced in 2021. Initial clinical data from Part A were presented in November 2021 at the SITC 36th Annual Meeting.

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

Since inception, we have incurred significant operating losses. Our net losses were $131.8 million and $86.5 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $376.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition, we anticipate that our expenses will increase in connection with our ongoing activities, as we:

●	continue development activities for apitegromab, including the ongoing extension phase of our TOPAZ Phase 2 clinical trial and conduct of our SAPPHIRE Phase 3 pivotal clinical trial in SMA and associated drug supply;
●	continue research and development activities for SRK-181, including the conduct of our DRAGON Phase 1 proof of concept clinical trial;
●	continue to discover, validate and develop additional product candidates through the use of our proprietary platform;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional research, development and business personnel; and
●	continue to build the infrastructure to support our operations as a public company.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic (the “COVID-19 pandemic”), which continues to spread throughout the U.S. and worldwide. We could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the COVID-19 pandemic. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, including the development and deployment of any vaccine program. Accordingly, we cannot predict the extent to which our business, including our clinical trials, financial condition and results of operations will be affected. As a result of the COVID-19 pandemic, we have experienced disruptions that have impacted our business, preclinical studies and clinical trials, including disruptions or restrictions on our ability to access and monitor certain clinical trial sites, restrictions on clinical trial participants’ ability to access our clinical trial sites and delays in enrollment. Some clinical trial participants have missed or experienced delays in receiving doses of study drug and completing their clinical trial assessments. For example, four patients (one in Cohort 2 and three in Cohort 3) of the TOPAZ clinical trial each missed three doses of apitegromab over the course of the 12-month treatment period due to COVID-19-related site access restrictions. This has affected our clinical trials and could result in further impacts, including delays in or adverse impacts to data readouts from our clinical trials, delays in our ability to identify and enroll patients in current or future clinical trials and decisions by enrolled patients to discontinue from our clinical trials due to COVID-19 related concerns. While our laboratory operations have resumed to near-normal capacity, we may continue to experience challenges in procuring materials and supplies, as well as research services from our vendors in a consistently timely manner due to COVID-19 related supply chain issues. Some of our third-party manufacturers have diverted resources or manufacturing capacity to accommodate the development or manufacture of COVID-19 vaccines. Although this has not had an impact on our ability to produce sufficient quantities of apitegromab or SRK-181 for our clinical trials, we continue to work closely with our third-party manufacturers to mitigate potential impacts to our clinical supply chain. In addition, delays in the development of COVID-19 vaccines or the deployment of vaccines which are approved or otherwise authorized for emergency use, a recurrence or “subsequent waves” of COVID-19 cases, or the discovery of vaccine-resistant COVID-19 variants could cause other widespread or more severe impacts. We continue to monitor developments as we adjust to the disruptions and evaluate the uncertainties relating to the COVID-19 pandemic.

Financial Operations Overview

Revenue

No revenues have been recorded from the sale of any commercial product. Revenue generation activities have been limited to collaborations, containing research services and the issuance of a license. Currently, revenue is being recognized related to the Gilead Collaboration Agreement which was executed on December 19, 2018 (the “Effective Date”), and we began recognizing associated revenue in 2019. Under the Gilead Collaboration Agreement, Gilead had exclusive options to license worldwide rights to product candidates that emerged from three of the Company’s TGFβ programs (each a “Gilead Program”). Each option could have been exercised by Gilead at any time from the Effective Date through a date that is 90 days following the expiration of the Research Collaboration Term for a given Gilead Program (no later than March 19, 2022), or until termination of the Gilead Program, whichever is earlier (the “Option Exercise Period”). On January 6, 2022, Gilead agreed that its option exercise period for all programs has been terminated.

Revenue associated with the research and development and license performance obligations relating to the Gilead Programs was recognized as revenue using an input method as the research and development services were provided over the research term, which ended in December 2021. The input method was based on the costs incurred on each Gilead Program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurred over time. In management’s judgment, this input method was the best measure of progress towards satisfying the performance obligations. We evaluated the measure of progress each reporting period and, if necessary, adjusted the measure of performance and related revenue recognition. The estimate of remaining costs had been highly subjective, as the research was novel, therefore efforts to be successful may have been significantly different than the estimated costs made at each balance sheet date. To date, we have recognized all revenue associated with the service period of the collaboration. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on our consolidated balance sheet and represent $33.2 million in deferred revenue associated with the material rights provided by the options. Gilead agreed that its option exercise period for all programs terminated in January 2022, we expect to recognize the remaining revenue in the first quarter of 2022.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense incurred on our credit facility entered into in October 2020, including amortization of debt discount and debt issuance costs, partially offset by interest income earned on our cash, cash equivalents and marketable securities.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of consolidated operations for the years ended December 31, 2021 and 2020 (in thousands, except percentages):

	Year Ended December 31,		Change
	2021	2020	$	%
Revenue	$18,816	$15,403	$3,413	22.2%
Operating expenses:
Research and development	108,468	74,062	34,406	46.5%
General and administrative	40,269	28,219	12,050	42.7%
Total operating expenses	148,737	102,281	46,456	45.4%
Loss from operations	(129,921)	(86,878)	(43,043)	49.5%
Other income (expense), net	(1,878)	395	(2,273)	(575.4)%
Net loss	$(131,799)	$(86,483)	$(45,316)	52.4%

Revenue

Revenue was $18.8 million for the year ended December 31, 2021 compared to $15.4 million for the year ended December 31, 2020, an increase of $3.4 million, or 22.2%. The revenue for both of these periods was related to the Gilead Collaboration Agreement executed in December 2018. Revenue associated with the research and development and license performance obligations relating to the Gilead Programs was recognized as the research and development services were provided using a cost input method. The increase in revenue was attributable to the change in progress of the programs period over period as well as changes in estimates of the total costs expected to be incurred. The $33.2 million deferred revenue balance as of December 31, 2021 is related to material rights that is expected to be recognized as revenue in the first quarter of 2022, as Gilead agreed in January 2022 that its option exercise period for all programs had been terminated.

Operating Expenses

Research and Development

Research and development expense was $108.5 million for the year ended December 31, 2021 compared to $74.1 million for the year ended December 31, 2020, an increase of $34.4 million, or 46.5%. The following table summarizes our research and development expense for the years ended December 31, 2021 and 2020 (in thousands, except percentages):

	Year Ended December 31,		Change
	2021	2020	$	%
External costs by program:
Apitegromab (SRK-015)	$38,141	$19,213	$18,928	98.5%
SRK-181	13,999	16,397	(2,398)	(14.6)%
Other early programs and unallocated costs	7,378	6,058	1,320	21.8%
Total external costs	59,518	41,668	17,850	42.8%
Internal costs:
Employee compensation and benefits	32,487	22,590	9,897	43.8%
Facility and other	16,463	9,804	6,659	67.9%
Total internal costs	48,950	32,394	16,556	51.1%
Total research and development expense	$108,468	$74,062	$34,406	46.5%

The increase in research and development expense was primarily attributable to the following:

●	An increase in our external research and development costs of $17.9 million, which primarily consisted of:
o	$18.9 million increase in costs associated with apitegromab, due primarily to costs related to clinical drug supply manufacturing, including clinical trial material and process development work;
o	$1.3 million increase in costs in other early development candidates and unallocated costs, which is mostly related to expense associated with the purchase of our customized antibody display library from Specifica;
o	$2.4 million decrease in costs associated with SRK-181, as we incurred more clinical drug supply manufacturing costs in 2020 in preparation for our DRAGON Phase 1 clinical trial, which was initiated during the first quarter of 2020.
●	$16.6 million increase in internal research and development costs, which was primarily driven by an increase in employee compensation and benefits costs, associated with increased headcount, equity-based compensation and related overhead as we continued to expand our research and development functions in addition to an increase in facility costs due to our new office and laboratory space at 301 Binney Street in Cambridge, Massachusetts.

We expect our research and development expenses to increase as we continue to advance the development of our product candidates, including apitegromab through the extension phase of our TOPAZ Phase 2 clinical trial and preparation and conduct of our SAPPHIRE Phase 3 pivotal clinical trial in SMA, and SRK-181, through our DRAGON Phase 1 clinical trial. However, as described above in “COVID-19 Pandemic”, the ultimate extent of the impact of the COVID-19 pandemic on our results of operations will depend on future developments, which are highly uncertain. Accordingly, we cannot fully predict the extent to which our business and results of operations will be affected.

General and Administrative

General and administrative expense was $40.3 million for the year ended December 31, 2021 compared to $28.2 million for the year ended December 31, 2020, an increase of $12.1 million or 42.8%. The increase in general and administrative expense was primarily attributable to an increase of $7.6 million in employee compensation and benefits, related to increased headcount and equity-based compensation, an increase of $1.9 million in professional fees and an increase of $1.5 million in facility costs due to our new office space at 301 Binney Street in Cambridge, Massachusetts.

We anticipate that our general and administrative expenses will increase in the future as our business expands to support our expected growth in research and development activities, including the continued development of our product candidates. However, as described above in “COVID-19 Pandemic”, the ultimate extent of the impact of the COVID-19 pandemic on our results of operations will depend on future developments, which are highly uncertain. Accordingly, we cannot fully predict the extent to which our business and results of operations will be affected.

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to an increase in interest expense related to the Loan and Security Agreement, as well as a decrease in income earned on our investment portfolio associated with lower interest rates during the year ended December 31, 2021, as compared to the year ended December 31, 2020.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any product revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of our convertible preferred stock and units in private placements before our IPO, and sale of our common stock through our IPO, to Gilead in an exempt private placement, through a secondary public offering in June 2019, through a follow-on offering completed in November 2020, through an at-the-market (“ATM”) sale in October 2021, as well as payments from our research collaborations and the Loan and Security Agreement entered into in October 2020.

The following table provides information regarding our total cash, cash equivalents and marketable securities at December 31, 2021 and December 31, 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Cash and cash equivalents	$212,835	$160,358
Marketable securities	40,159	180,673
Total cash, cash equivalents and marketable securities	$252,994	$341,031

During the year ended December 31, 2021, our cash, cash equivalents and marketable securities balance decreased by approximately $88.0 million. The decrease was primarily due to cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our primary product candidates and supported our internal research and development efforts, capital purchases, and interest payments on our debt, partially offset by proceeds of $13.1 million through an ATM sale, $25.0 million from Tranche 2 of the Loan and Security Agreement, as well as proceeds from stock option exercises.

In October 2021, we sold 500,000 shares of our common stock through an ATM sale, pursuant to the Open Market Sale AgreementSM with Jefferies, LLC, and received $13.1 million in net proceeds, after underwriting fees.

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

In October 2020, we entered into the Loan and Security Agreement (the “Loan and Security Agreement”) with Oxford and SVB (each, a “Lender” and collectively, the “Lenders”), providing up to $50.0 million of borrowings, of which $25.0 million from Tranche 1 was advanced in October 2020 and $25.0 million from Tranche 2 was received in December 2021.

In June and July 2019, we sold 3,450,000 shares of our common stock through an underwritten public offering. As a result of the offering, we received aggregate net proceeds, after underwriting discounts and commissions and other offering expenses, of approximately $48.3 million.

In December 2018, we entered into the Gilead Collaboration Agreement, pursuant to which we conducted research and pre-clinical development activities relating to the diagnosis, treatment, cure, mitigation or prevention of diseases, disorders or conditions, other than in the field of oncology in accordance with a pre-determined research plan. Pursuant to the Gilead Collaboration Agreement, Gilead made non-refundable payments of $80.0 million, including an upfront payment and an equity investment. In December 2019, we achieved a $25.0 million preclinical milestone for the successful demonstration of efficacy in preclinical in vivo proof-of-concept studies, and subsequently received the associated payment in January 2020.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(126,789)	$(60,271)
Net cash provided by (used in) investing activities	134,315	(63,498)
Net cash provided by financing activities	44,951	247,819
Net increase in cash, cash equivalents and restricted cash	$52,477	$124,050

Net Cash Used in Operating Activities

Net cash used in operating activities was $126.8 million for the year ended December 31, 2021, and consisted of our net loss of $131.8 million, changes in our assets and liabilities of $28.4 million, partially offset by non-cash adjustments of $33.5 million. The changes in our assets and liabilities includes a $18.8 million change in deferred revenue related to the Gilead collaboration. The non-cash adjustments are primarily from equity-based compensation.

Net cash used in operating activities was $60.3 million for the year ended December 31, 2020, and consisted of our net loss of $86.5 million partially offset by changes in our assets and liabilities of $11.2 million and non-cash adjustments of $15.0 million. The changes in our assets and liabilities includes the reduction of accounts receivable due to the $25.0 million of cash received from Gilead in January 2020 from the preclinical milestone that was achieved in December 2019 and a $15.4 million change in deferred revenue related to the Gilead collaboration. The non-cash adjustments are primarily from equity-based compensation.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $134.3 million for the year ended December 31, 2021, compared to net cash used in investing activities of $63.5 million for the year ended December 31, 2020. Net cash provided by and used in investing activities for both periods was primarily associated with transactions involving our marketable securities as well as capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $45.0 million for the year ended December 31, 2021, compared to $247.8 million for the year ended December 31, 2020. Net cash provided by financing activities for the year ended December 31, 2021 consisted primarily of the second $25.0 million drawdown from our Loan and Security Agreement, $13.1 million in net proceeds from the sale of our common stock in an ATM sale completed in October 2021, as well as $6.9 million in proceeds from stock option exercises.

Net cash provided by financing activities for the year ended December 31, 2020 consisted primarily of $215.9 million in net proceeds from the sale of our common stock in a follow-on offering completed in November 2020 as well as the first $25.0 million drawdown from our Loan and Security Agreement, in addition to $7.3 million in proceeds from stock option exercises.

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

We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into mid-2023. However, we will require additional capital in order to complete clinical development for each of our current programs. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

●	the costs and timing of developing our product candidates, apitegromab and SRK-181, including our SAPPHIRE Phase 3 pivotal clinical trial for apitegromab in SMA, the extension phase of our TOPAZ Phase 2 clinical trial for apitegromab and the DRAGON Phase 1 clinical trial for SRK-181, and the costs and timing of conducting future preclinical studies and clinical trials, including on account of the COVID-19 pandemic and its impact at clinical trial sites;
●	the costs of future manufacturing of apitegromab, SRK-181 and any other product candidates; including impacts from the COVID-19 pandemic and its impact at our contract manufacturers;
●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
●	the costs of identifying and developing, or in-licensing or acquiring, additional product candidates and technologies;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements, license agreements, or other agreements we might have at such time;
●	the costs of seeking marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and research and development activities;
●	the costs of expanding our infrastructure and facilities to accommodate our growing employee base, including adding equipment and physical infrastructure to support our research and development; and
●	the costs of operating as a public company.

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

Critical Accounting Estimates

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

While our significant accounting policies are described in more detail in Note 2 to our consolidated financial statements appearing elsewhere in this report, we believe that the following accounting estimates are those most critical to the judgments used in the preparation of our consolidated financial statements. They involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our finance condition or result of operations.

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

The accrued research and development expenses at the end of each year are generally paid during the following year and therefore the same estimates and assumptions do not continue to exist each year, although, as described above, the method and procedures to develop those estimates and assumptions are generally consistent.

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

As it relates to the Gilead Collaboration Agreement, the Company has recognized the revenue related to the research and development services based on a cost input method over the research term for each respective Gilead Program. We evaluated the measure of progress each reporting period and, if necessary, adjusted the measure of performance and related revenue recognition. The estimate of remaining costs was highly subjective, as the research was novel, and efforts to be successful may have been significantly different than the estimated costs made at each balance sheet date.

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

Item 8. Financial Statements and Supplementary Data

Our financial statements, together with the report of our independent registered public accounting firm, appear in this Annual Report beginning on page F-1.

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

Our management, with the participation of our interim chief executive officer (principal executive officer) and chief financial officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our interim chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f) and 15d-15(d) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and our Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO criteria”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2021.

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

(a)(3) Exhibits.

The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K):

Number	Description	Form	File No.	Exhibit No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.2	May 8, 2018
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.1.1	May 14, 2018
3.3	Amended and Restated By-laws of the Registrant	S-1/A	333-224493	3.4	May 8, 2018
4.1	Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated December 22, 2017	S-1	333-224493	4.1	April 27, 2018
4.2	Specimen Stock Certificate evidencing shares of common stock	S-1/A	333-224493	4.2	May 14, 2018
4.3	Amended and Restated Warrant to Purchase Stock, by and between Silicon Valley Bank and the Registrant, dated December 22, 2017	S-1	333-224493	4.3	April 27, 2018
4.4*	Description of Capital Stock	10-K	001-38501	4.4	March 12, 2020
10.1+	2017 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1	333-224493	10.1	April 27, 2018
10.2+	2018 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	333-224493	10.2	May 14, 2018
10.3+	Senior Executive Cash Incentive Bonus Plan	S-1/A	333-224493	10.3	May 8, 2018
10.4+	2018 Employee Stock Purchase Plan	S-1/A	333-224493	10.4	May 14, 2018
10.5+	Form of Indemnification Agreement	S-1/A	333-224493	10.5	May 14, 2018
10.6†	Exclusive License Agreement by and between the Registrant, and Children’s Medical Center, dated as December 16, 2013	S-1	333-224493	10.6	April 27, 2018
10.10+	Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreement, by Nagesh K. Mahanthappa, dated October 10, 2012	S-1	333-224493	10.10	April 27, 2018

10.11+	Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreement, by Yung H. Chyung, M.D., dated February 2, 2016	S-1	333-224493	10.11	April 27, 2018
10.12†	Option and License Agreement by and between the Registrant and Janssen Biotech, Inc., dated as of December 17, 2013	S-1	333-224493	10.13	April 27, 2018
10.13	Lease Agreement by and between 620 Memorial Leasehold LLC and the Registrant, dated March 5, 2015, as amended by the First Amendment dated February 22, 2016 and the Second Amendment dated February 22, 2018	S-1	333-224493	10.14	April 27, 2018
10.14+	Form of Employment Agreement to be entered into by and between Yung H. Chyung, M.D., and the Registrant.	S-1/A	333-224493	10.17	May 14, 2018
10.15††	Master Collaboration Agreement, dated December 19, 2018, by and between the Registrant and Gilead Sciences, Inc.	8-K/A	001-38501	10.1	December 24, 2018
10.16††	Form of License Agreement.	8-K/A	001-38501	10.2	December 24, 2018
10.17	Share Purchase Agreement, dated December 19, 2018, by and between Scholar Rock Holding Corporation and Gilead Sciences, Inc.	8-K/A	001-38501	10.3	December 24, 2018
10.18	Registration Rights Agreement, dated December 19, 2018, by and among the Registrant, Gilead Sciences, Inc. and Scholar Rock Holding Corporation stockholder signatories named therein.	8-K/A	001-38501	10.4	December 24, 2018
10.19	Irrevocable Registration Rights Waiver and Amendment, dated December 19, 2018, by and among the Registrant, Gilead Sciences, Inc. and Scholar Rock Holding Corporation stockholder signatories named therein.	8-K/A	001-38501	10.5	December 24, 2018
10.20	Amended and Restated Collaboration Agreement, dated March 12, 2019, by and between Scholar Rock, Inc. and Adimab, LLC	8-K	001-38501	10.1	March 13, 2019
10.21	Lease Agreement by and between BMR-Rogers Street LLC and Scholar Rock, Inc., dated November 5, 2019. Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the Securities and Exchange Commission upon request.	10-Q	001-38501	10.2	November 12, 2019
10.22+	Employment Agreement, dated July 14, 2020, by and between Scholar Rock, Inc. and Stuart A. Kingsley.	8-K	001-38501	10.1	July 16, 2020
10.23+	Employment Agreement, dated July 14, 2020, by and between Scholar Rock, Inc. and Edward H. Myles.	8-K	001-38501	10.2	July 16, 2020

10.24+	Consulting Agreement, dated July 16, 2020, by and between Scholar Rock, Inc. and Nagesh K. Mahanthappa.	8-K	001-38501	10.3	July 16, 2020
10.25	Loan and Security Agreement, dated October 16, 2020, by and among the Registrant, Scholar Rock, Inc., Oxford Finance LLC and Silicon Valley Bank.	10-K	001-38501	10.26	March 9, 2021
10.26+	Employment Agreement, dated May 23, 2018, by and between Scholar Rock, Inc. and Gregory Carven, as amended.	10-K	001-38501	10.27	March 9, 2021
10.27*	First Amendment to Loan and Security Agreement, dated November 16, 2021, by and among the Registrant, Scholar Rock, Inc., Oxford Finance LLC and Silicon Valley Bank.
10.28+	Employment Agreement by and between Scholar Rock, Inc. and Nagesh Mahanthappa dated July 30, 2021.	8-K	001-38501	10.1	August 3, 2021
10.29+	Separation Agreement, dated August 4, 2021, by and between Scholar Rock, Inc. and Stuart A. Kingsley.	10-Q	001-38501	10.2	August 10, 2021
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the signature page to this report).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

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

SCHOLAR ROCK HOLDING CORPORATION

Date: March 7, 2022	By:	/s/ Nagesh K. Mahanthappa
Nagesh K. Mahanthappa
Interim Chief Executive Officer and President (Principal Executive Officer)
Date: March 7, 2022	By:	/s/ Edward H. Myles
Edward H. Myles
Chief Operating Officer & Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Nagesh K. Mahanthappa and Edward H. Myles, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nagesh K. Mahanthappa	Interim Chief Executive Officer and President	March 7, 2022
Nagesh K. Mahanthappa	(Principal Executive Officer)

/s/ Edward H. Myles	Chief Operating Officer & Chief Financial Officer	March 7, 2022
Edward H. Myles	(Principal Financial and Accounting Officer)

/s/ David Hallal	Chairman of the Board of Directors	March 7, 2022
David Hallal

/s/ Kristina Burow	Director	March 7, 2022
Kristina Burow

/s/ Jeffrey S. Flier	Director	March 7, 2022
Jeffrey S. Flier

/s/ Michael Gilman	Director	March 7, 2022
Michael Gilman

/s/ Amir Nashat	Director	March 7, 2022
Amir Nashat

/s/ Akshay Vaishnaw	Director	March 7, 2022
Akshay Vaishnaw
/s/ Joshua Reed	Director	March 7, 2022
Joshua Reed

SCHOLAR ROCK HOLDING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Scholar Rock Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scholar Rock Holding Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 7, 2022

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$212,835	$160,358
Marketable securities	40,159	180,673
Prepaid expenses and other current assets	12,325	3,373
Total current assets	265,319	344,404
Property and equipment, net	9,564	8,121
Operating lease right-of-use asset	25,442	32,261
Restricted cash	2,498	2,498
Other long-term assets	1,622	1,021
Total assets	$304,445	$388,305
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,434	$3,409
Accrued expenses	17,456	14,958
Operating lease liability	7,407	5,366
Short-term debt	1,577	—
Deferred revenue	33,193	18,816
Other current liabilities	230	15
Total current liabilities	64,297	42,564
Long-term portion of operating lease liability	19,652	27,093
Long-term debt	48,422	24,680
Other long-term liabilities	—	5
Long-term portion of deferred revenue	—	33,193
Total liabilities	132,371	127,535
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2021 and December 31, 2020; no shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 35,209,099 and 34,152,470 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	35	34
Additional paid-in capital	548,204	505,069
Accumulated other comprehensive loss	(35)	(2)
Accumulated deficit	(376,130)	(244,331)
Total stockholders’ equity	172,074	260,770
Total liabilities and stockholders’ equity	$304,445	$388,305

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenue	$18,816	$15,403
Operating expenses:
Research and development	108,468	74,062
General and administrative	40,269	28,219
Total operating expenses	148,737	102,281
Loss from operations	(129,921)	(86,878)
Other income (expense), net	(1,878)	395
Net loss	$(131,799)	$(86,483)
Net loss per share, basic and diluted	$(3.59)	$(2.81)
Weighted average common shares outstanding, basic and diluted	36,711,833	30,734,109

Comprehensive loss:
Net loss	$(131,799)	$(86,483)
Other comprehensive loss:
Unrealized loss on marketable securities	(33)	(39)
Total other comprehensive loss	(33)	(39)
Comprehensive loss	$(131,832)	$(86,522)

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2019	29,792,922	$30	$270,682	$37	$(157,848)	$112,901
Unrealized loss on marketable securities	—	—	—	(39)	—	(39)
Sale of common shares and pre-funded warrants, net of issuance costs	3,717,948	4	215,918	—	—	215,922
Exercise of warrants	6,961	—	—	—	—	—
Restricted shares forfeited during the period	(42,010)	—	—	—	—	—
Exercise of stock options	676,649	—	7,294	—	—	7,294
Equity-based compensation expense	—	—	11,175	—	—	11,175
Net Loss	—	—	—	—	(86,483)	(86,483)
Balance at December 31, 2020	34,152,470	$34	$505,069	$(2)	$(244,331)	$260,770
Unrealized loss on marketable securities	—	—	—	(33)	—	(33)
Sale of common shares, net of issuance costs	500,000	—	13,095	—	—	13,095
Exercise of stock options	556,629	1	6,891	—	—	6,892
Equity-based compensation expense	—	—	23,149	—	—	23,149
Net loss	—	—	—	—	(131,799)	(131,799)
Balance at December 31, 2021	35,209,099	$35	$548,204	$(35)	$(376,130)	$172,074

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(131,799)	$(86,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,627	1,491
Amortization of debt discount and debt issuance costs	335	58
Loss on disposal of property and equipment	24	28
Equity-based compensation	23,149	11,175
Amortization/accretion of investment securities	918	(162)
Non-cash operating lease expense	6,397	2,380
Change in operating assets and liabilities:
Accounts receivable	—	25,000
Prepaid expenses and other current assets	(8,530)	(3,361)
Other assets	(601)	(923)
Accounts payable	1,016	2,101
Accrued expenses	3,663	5,089
Operating lease liabilities	(5,400)	(1,261)
Deferred revenue	(18,816)	(15,403)
Other liabilities	228	—
Net cash used in operating activities	(126,789)	(60,271)
Cash flows from investing activities:
Purchases of property and equipment	(5,248)	(4,088)
Purchases of marketable securities	(60,437)	(200,110)
Maturities of marketable securities	200,000	140,700
Net cash provided by (used in) investing activities	134,315	(63,498)
Cash flows from financing activities:
Proceeds from debt	24,984	24,622
Proceeds from sale of common shares and pre-funded warrants, net of issuance costs	13,095	215,922
Proceeds from stock option exercises	6,892	7,294
Other	(20)	(19)
Net cash provided by financing activities	44,951	247,819
Net increase in cash, cash equivalents and restricted cash	52,477	124,050
Cash, cash equivalents and restricted cash, beginning of period	162,856	38,806
Cash, cash equivalents and restricted cash, end of period	$215,333	$162,856
Supplemental disclosure of non-cash items:
Property and equipment purchases in accounts payable and accrued expenses	$212	$1,368
Operating lease right-of-use asset obtained in exchange for operating lease obligation	$—	$31,286
Supplemental cash flow information:
Cash paid for interest	$2,082	$251

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

Notes to Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

Organization

Scholar Rock Holding Corporation (the “Company”) is a biopharmaceutical company focused on the discovery and development of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role. The Company’s novel understanding of the molecular mechanisms of growth factor activation enabled the development of a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target the precursor, or latent, forms of growth factors. The Company’s first product candidate, apitegromab (formerly SRK-015), is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-directed therapy for the treatment of spinal muscular atrophy (“SMA”). The Company is conducting SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with non-ambulatory Type 2 and Type 3 SMA. The Company’s second product candidate, SRK-181, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor (“CPI”) therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies. SRK-181 is a highly selective inhibitor of the activation of latent transforming growth factor beta-1 (“TGFβ1”) that is being investigated in the Company’s DRAGON Phase 1 proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit primary resistance to anti-PD-(L)1 antibodies. The DRAGON trial consists of two parts: Part A (dose escalation of SRK-181 as a single-agent or in combination with an approved anti-PD-(L)1 therapy) and Part B (dose expansion evaluating SRK-181 in combination with an approved anti-PD- (L)1 antibody therapy). Part B encompasses five cohorts, including urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, clear cell renal cell carcinoma and other solid tumors and commenced in 2021. Additionally, the Company continues to create a pipeline of product candidates to deliver novel therapies to underserved patients suffering from a wide range of serious diseases, including neuromuscular disorders, cancer, and fibrosis. The Company was originally formed in May 2012. Its principal offices are in Cambridge, Massachusetts.

Since its inception, the Company’s operations have focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect, as well as establishing the Company’s intellectual property portfolio and performing research and development activities. The Company has primarily financed its operations through various equity financings (Note 8), as well as research and development collaboration agreements and the Company’s debt facility (Note 12).

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

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company’s product candidates. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash, cash equivalents, and marketable securities at December 31, 2021 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date these financial statements are issued.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. At December 31, 2021 and 2020, cash equivalents include money market funds that invest primarily in U.S. government-backed securities and treasuries.

Restricted cash consists of letters of credit in the amount of $2.5 million related to its leased facilities. The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statement of cash flows (in thousands):

	As of December 31,
	2021	2020
Cash and cash equivalents	$212,835	$160,358
Restricted cash	2,498	2,498
	$215,333	$162,856

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and right-of-use assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2021 or 2020.

Leases

The Company accounts for leases using ASC Topic 842, Leases (“ASC 842”). At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its estimated incremental borrowing rates, which are the rates incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

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

Equity-Based Compensation

The Company accounts for equity awards, including restricted stock awards, restricted stock units, and common stock options, granted as equity award compensation in accordance with ASC Topic 718, Compensation — Stock Compensation ("ASC 718"). ASC 718 requires all stock-based payments to employees, which includes grants of employee equity awards, to be recognized as expense in the statements of operations based on their grant date fair values.

The fair value of each restricted stock award and restricted stock unit is based on the fair value of the Company’s common stock less any purchase price, if applicable. The fair value of each stock option award is estimated using the Black-Scholes option-pricing model, which uses as inputs the fair value of the Company’s common stock and certain subjective assumptions, including the expected stock price volatility, the expected term of the award, the risk-free rate, and expected dividends. Expected volatility is calculated based on reported volatility data for a representative group of publicly traded companies for which historical information was available. The historical volatility is generally calculated based on a period of time commensurate with the expected term assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The Company uses the simplified method, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to lack of historical exercise data and the plain nature of its stock-based awards. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on common stock.

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

Comprehensive Loss

Comprehensive loss is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes net loss and the change in accumulated other comprehensive income (loss) for the period. Accumulated other comprehensive loss consisted entirely of unrealized gains and losses on available-for-sale marketable securities during the period ending December 31, 2021 and 2020.

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

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding, including pre-funded warrants and excluding restricted common stock. The Company calculates diluted net loss per share by dividing net loss by the weighted average number of common shares outstanding, as applicable, after giving consideration to the dilutive effect of restricted stock awards, restricted stock units, warrants, pre-funded warrants, and stock options that are outstanding during the period.

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

The Company is open to examination by the Internal Revenue Service for the tax years ended December 31, 2013 to December 31, 2021. Since the Company is in a U.S. loss carryforward position, carryforward tax attributes generated in prior years may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception.

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

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense) within the statement of operations and comprehensive loss. During the years ended December 31, 2021 and 2020, no marketable securities were adjusted for other than temporary declines in fair value.

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

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and 2020 (in thousands):

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$188,493	$188,493	$—	$—
Marketable securities:
U.S. Treasury obligations	40,159	40,159	—	—
Total assets	$228,652	$228,652	$—	$—

	Fair Value Measurements at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$119,841	$119,841	$—	$—
U.S. Treasury obligations, included in cash and cash equivalents	9,998	9,998	—	—
Marketable securities:
U.S. Treasury obligations	180,673	180,673	—	—
Total assets	$310,512	$310,512	$—	$—

Cash, cash equivalents and marketable securities are Level 1 assets and include investments in money market funds and U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 as of December 31, 2021 and 2020. There were no transfers of assets between fair value measurement levels during the years ended December 31, 2021 and 2020.

The carrying amounts reflected in the balance sheets for prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at December 31, 2021 and 2020, due to their short-term nature.

The Company believes the terms of its debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company's debt approximates its fair value based on Level 3 of the fair value hierarchy.

4. Marketable Securities

The following table summarizes the Company’s investments as of December 31, 2021 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$40,194	—	(35)	$40,159
Total available-for-sale securities	$40,194	$—	$(35)	$40,159

The following table summarizes the Company’s investments as of December 31, 2020 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$180,675	$7	$(9)	$180,673
Total available-for-sale securities	$180,675	$7	$(9)	$180,673

The aggregate fair value of marketable securities with unrealized losses was $30.2 million and $45.7 million at December 31, 2021 and 2020, respectively. At December 31, 2021 and 2020, 3 investments and 5 investments, respectively, were in an unrealized loss position. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may not occur until maturity.

5. Property and Equipment, Net

At December 31, 2021 and 2020, property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2021	2020
Laboratory equipment	$9,497	$5,359
Leasehold improvements	5,160	1,579
Computer equipment & software	1,080	461
Furniture & fixtures	995	224
Machinery & equipment	75	75
Construction in progress	48	5,282
	16,855	12,980
Less: Accumulated depreciation and amortization	(7,291)	(4,859)
	$9,564	$8,121

Depreciation and amortization expense was $2.6 million and $1.5 million for the years ended December 31, 2021 and 2020, respectively.

6. Accrued Expenses

At December 31, 2021 and 2020, accrued expenses consist of the following (in thousands):

	As of
	December 31,	December 31,
	2021	2020
Accrued external research and development expense	$8,428	$5,387
Accrued payroll and related expenses	7,147	6,663
Accrued professional and consulting expense	1,421	1,141
Accrued other	436	476
Accrued payable for property and equipment	24	1,291
	$17,456	$14,958

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

8. Common Stock

The Company has a sales agreement with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $150.0 million, through Jefferies as its sales agent. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. On October 28, 2021, 500,000 shares of common stock were sold pursuant to the ATM, resulting in net proceeds of approximately $13.1 million.

On October 28, 2020, the Company entered into an underwriting agreement relating to the issuance and sale of an aggregate of 3,717,948 shares of its common stock at $39.00 per share and pre-funded warrants to purchase 2,179,487 shares of its common stock. The price of each pre-funded warrant was $38.9999, which equals the per share public offering price for the common shares less the $0.0001 exercise price for each such pre-funded warrant. Total gross proceeds of the transaction were $230.0 million and net proceeds were $215.9 million, after deducting underwriting discounts and commissions and offering expenses. The pre-funded warrants are exercisable at any time, do not expire, and meet the condition for equity classification and were therefore recorded as a component of stockholders’ equity within additional paid-in capital. No pre-funded warrants have been exercised as of December 31, 2021.

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

Shares Reserved For Future Issuance

As of December 31, 2021, the Company had reserved common shares as follows:

As of
December 31,
2021
Common shares reserved for exercise of pre-funded warrants	2,179,487
Common shares reserved for future issuance under the 2018 ESPP	1,137,373
Common shares reserved for exercise of outstanding stock options under the 2017 and 2018 Plans	3,743,400
Common shares reserved for future issuance under the 2018 Plan	2,394,091
Common shares reserved for unvested restricted stock units under the 2018 Plan	314,901
9,769,252

9. Equity-Based Compensation

Equity Plans

As of December 31, 2021, the Company has three active equity plans, the 2018 Stock Option and Incentive Plan (the “2018 Plan”), the 2017 Stock Option and Incentive Plan (the “2017 Plan”), and the 2018 Employee Stock Purchase Plan (the “2018 ESPP”).

2018 Stock Option and Incentive Plan

The 2018 Plan was adopted by the Company’s Board of Directors on May 2, 2018, and approved by the Company’s stockholders on May 11, 2018. The 2018 Plan has replaced the 2017 Plan as no additional awards will be granted under that plan following the consummation of the IPO. At December 31, 2021 there were 2,394,091 shares available to grant under the 2018 Plan.

The 2018 Plan provides for the grant of equity-based incentive awards, including incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards and restricted stock units to the Company’s officers, employees, directors and other key persons (including consultants). Stock options and restricted stock units granted under the 2018 Plan to employees generally vest over four years. The shares of common stock underlying any awards that are forfeited, cancelled, repurchased or are otherwise terminated by the Company under the 2018 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan.

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

2018 Employee Stock Purchase Plan

On May 2, 2018, the Board of Directors adopted the 2018 ESPP, and it was approved by the stockholders on May 11, 2018. At December 31, 2021 there were 1,137,373 shares available to grant under the 2018 ESPP and no shares had been issued. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019 through January 1, 2028, by the lesser of (i) 353,614 shares of common stock, (ii) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the 2018 ESPP administrator. The number of shares reserved under the 2018 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization.

Total Equity-Based Compensation Expense

The Company recorded equity-based compensation expense related to all equity-based awards, which was allocated as follows in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended
	December 31,
	2021	2020
Research and development expense	$10,176	$3,554
General and administrative expense	12,973	7,621
	$23,149	$11,175

Equity-based compensation during the year ended December 31, 2020 includes $1.5 million related to the modification of certain equity awards.

The following table summarizes the Company’s unrecognized equity-based compensation expense as of December 31, 2021:

	As of December 31, 2021
	Unrecognized Expense (in thousands)	Weighted Average Remaining Period of Recognition (years)
Restricted Stock Units	12,079	3.3
Stock Options	45,364	2.4
	$57,443

Restricted Stock Awards

The following table summarizes the Company’s restricted stock award activity for the current year:

		Weighted
		Average Fair
		Value per Share
	Number of Shares	at Issuance
Restricted stock awards as of December 31, 2020	57,969	$5.77
Vested	(57,969)	$5.77
Restricted stock awards as of December 31, 2021	—	$—

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the current year:

		Weighted
		Average Grant
	Number of Units	Date Fair Value
Restricted stock units as of December 31, 2020	—	$—
Granted	392,661	$49.48
Forfeited	(77,760)	$57.98
Restricted stock units as of December 31, 2021	314,901	$47.38

Stock Options

The following table summarizes the Company’s stock option activity for the current year:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2020	3,679,931	$14.96	8.01	$123,600
Granted	1,462,930	$49.23
Exercised	(556,629)	$12.38
Cancelled	(842,832)	$29.12
Outstanding as of December 31, 2021	3,743,400	$25.55	8.06	$26,272
Options exercisable as of December 31, 2021	1,544,062	$18.42	7.18	$14,851

Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the year ended December 31, 2021 was $36.08.

The following weighted average assumptions were used in determining the fair value of options granted in the years ended December 31, 2021 and 2020:

	Year Ended
	December 31,
	2021	2020
Risk-free interest rate	0.86%	0.92%
Expected dividend yield	0.0%	0.0%
Expected term (years to liquidity)	6.22	6.21
Expected volatility	87.62%	82.09%

10. Income Taxes

The Company has not recorded a current or deferred tax provision for the years ended December 31, 2021 and 2020.

The effective income tax rate differed from the amount computed by applying the federal statutory rate to the Company’s loss before income taxes as follows:

	For Year Ended
	December 31,
	2021	2020
Tax effected at statutory rate	21.0%	21.0%
State taxes	6.8	6.8
Stock compensation	0.9	1.6
Non-deductible expenses	(1.6)	(2.4)
Federal research and development credits	6.5	7.9
Other	(1.5)	(0.5)
Change in valuation allowance	(32.1)	(34.4)
	—%	—%

Deferred tax assets (liabilities) consist of the following at December 31, 2021 and 2020 (in thousands):

	As of
	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$82,403	$46,112
Tax credits	25,800	17,423
Deferred revenue	9,035	14,194
Operating lease liability	7,365	9,196
Stock based compensation	4,751	1,892
Reserve and accruals	2,844	2,635
Total gross deferred tax assets	132,198	91,452
Valuation allowance	(124,233)	(81,980)
Total deferred tax assets	7,965	9,472
Total deferred tax liabilities:
Operating lease right-of-use asset	(6,925)	(8,805)
Fixed and intangible assets	(1,040)	(667)
Total deferred tax liabilities	(7,965)	(9,472)
Total net deferred tax assets	$—	$—

Total Net Deferred Tax Assets

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2021 and 2020. The valuation allowance for deferred tax assets increased by $42.3 million and $29.7 million in 2021 and 2020, respectively. This increase mainly relates to the establishment of a valuation allowance against the Company’s net domestic deferred tax assets in connection with net operating losses generated in each year and the additional tax credit carryforwards generated. As of December 31, 2021, the Company had approximately $302.1 million and $300.2 million of Federal and State operating loss carryforwards respectively, which begin to expire in 2032, except for the $251.6 million of the Company’s federal net operating loss carryforwards that do not expire. These loss carryforwards are available to reduce future taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. As of December 31, 2021, the Company also had federal and state credit carryovers of $22.5 million and $4.2 million, respectively. The amount of loss and credit carryforwards that may be utilized in any future period may be limited based upon changes in the ownership of the Company’s ultimate parent. Additionally, the deductibility of federal net operating losses generated after December 31, 2017 is limited to 80% of the Company’s taxable income in any future taxable year.

The Company follows the provisions of ASC 740-10, “Accounting for Uncertainty in Income Taxes,” which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. As of December 31, 2021 and 2020, the Company has not recorded any amounts for uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its statements of income.

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

Other information related to the Company’s leases (excluding the Company’s sublease income of $2.3 million for the year ending December 31, 2021) is as follows (in thousands, except lease term and discount rate):

For Year Ended
December 31,
2021
Lease Cost:
Operating lease cost	$8,642
Variable lease cost	2,256
Total lease cost	$10,898

For Year Ended
December 31,
2021
Other information:
Operating cash flows used for operating leases	$8,880
Weighted average remaining lease term	3.4
Weighted average incremental borrowing rate	7.5%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2021 (in thousands):

Year Ending December 31,
2022	9,183
2023	9,057
2024	8,051
2025	4,498
Total lease payments	30,789
Less imputed interest	(3,730)
Total operating lease liability	$27,059
Short-term portion of operating lease liability	7,407
Long-term portion of operating lease liability	19,652

The Company recorded approximately $8.6 million and $3.2 million in rent expense (excluding sublease income) for the years ended December 31, 2021 and 2020, respectively.

Specifica Antibody Library

On December 20, 2019 (the “Effective Date”), the Company entered into a Library Development and Transfer Agreement with Specifica Inc. (“Specifica”), whereby Specifica is responsible for developing and delivering a customized antibody display library (the “Library”) for the Company to use to identify antibodies for further research, development, and commercialization. As of December 31, 2021 the Company has paid $2.0 million of the total $3.7 million in fees expected to be paid through 2023 related to the Library. As the return right has lapsed, all $3.7 million in fees have been recognized as expense to date.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the years ended December 31, 2021 and 2020.

12. Debt

On October 16, 2020 (the “Closing Date”) the Company entered into a Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank (“SVB”) for $50.0 million (the “Loan and Security Agreement”). Tranche 1 of $25.0 million was funded on the Closing Date. The Company had an additional $25.0 million in loan proceeds available through December 31, 2021 if certain criteria were met under Tranche 2. On November 16, 2021, the Company entered into Amendment No. 1 (the “Amendment”) to the Loan and Security Agreement to revise the Tranche 2 milestones to be when the Company has: (i) publicly announced the SAPPHIRE Phase 3 clinical trial design for apitegromab and registered such clinical trial with clinicaltrials.gov; and (ii) initiated Part B of the DRAGON Phase 1 clinical trial for SRK-181. Pursuant to the Amendment, Tranche 2 of $25.0 million was funded in December 2021. The Loan and Security Agreement will mature on May 1, 2025 and requires interest only payments through November 2022, with principal payments commencing in December 2022. The interest rate on the unpaid principal will be the greater of the Wall Street Journal prime rate plus 4.60% or 7.85% per annum. Prepayment is permitted and may include either a 2% or 3% fee (of the principal amount being prepaid), depending on when the prepayment is made. The Company is also required to make a final payment equal to 4% of the original principal amount. The Company shall maintain cash in an SVB account equal to the lesser of 100% of the Company’s consolidated cash or 105% of the dollar amount of the outstanding debt.

The following table shows required payments (excluding interest), during the next five years on debt outstanding at December 31, 2021 (in thousands):

Year Ending December 31,	Total future payments
2022	1,667
2023	20,000
2024	20,000
2025	10,333
Total payments	$52,000

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

For the years ended December 31, 2021 and 2020, the Company recorded total interest expense for the debt of $2.1 million and $0.4 million, respectively.

13. Agreements

Collaboration with Gilead

On December 19, 2018 (the “Effective Date”), the Company entered into a three-year Master Collaboration Agreement (the “Gilead Collaboration Agreement”) with Gilead to discover and develop specific inhibitors of TGFβ activation focused on the treatment of fibrotic diseases. Under the collaboration, Gilead had exclusive options to license worldwide rights to product candidates that emerge from three of the Company’s TGFβ programs (each a “Gilead Program”). Pursuant to the Gilead Collaboration Agreement, the Company was responsible for antibody discovery and preclinical research through product candidate nomination, after which, upon exercising the option for a Gilead Program, Gilead would be responsible for the program’s preclinical and clinical development and commercialization. Such option could have been exercised by Gilead at any time from the Effective Date through a date that is 90 days following the expiration of the Research Collaboration Term for a given Gilead Program (no later than March 19, 2022), or until termination of the Gilead Program, whichever is earlier (the “Option Exercise Period”). On January 6, 2022, Gilead agreed that its option exercise period for all programs has been terminated.

Revenue associated with the research and development and license performance obligations relating to the Gilead Programs is recognized as revenue as the research and development services are provided using an input method, according to the costs incurred on each Gilead Program and the costs expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurred over time. In management’s judgment, this input method was the best measure of progress towards satisfying the performance obligation. The amounts allocated to the three material rights will be recognized either upon exercise or termination of the respective options. The amounts received that have not yet been recognized as revenue are recorded in deferred revenue on the Company’s consolidated balance sheet.

A $25.0 million preclinical milestone was achieved in December 2019 for the successful demonstration of efficacy in preclinical in vivo proof-of-concept studies. As a result, the associated $25.0 million was included in the consideration transferred and proportionally allocated to the performance obligations, as it was probable that a future material reversal will not occur.

In the year ended December 31, 2021, the Company recognized $18.8 million in revenue in the Company’s consolidated statements of operations and comprehensive loss under the Gilead Collaboration Agreement, all of which was included in deferred revenue at the beginning of the period. The Company has recognized the revenue related to the research and development services based on a cost input method over the research term for each respective Gilead Program, which ended in December 2021. The aggregate amount of the transaction price allocated to the Company’s unsatisfied performance obligations and recorded in deferred revenue at December 31, 2021 is $33.2 million, which is fully attributable to the material rights. As Gilead agreed in January 2022, its option exercise period for all programs has been terminated. The Company will recognize the remaining deferred revenue in the first quarter of 2022.

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

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share data):

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020
Net loss	$(131,799)	$(86,483)
Weighted average common shares outstanding, basic and diluted	36,711,833	30,734,109
Net loss per share, basic and diluted	$(3.59)	$(2.81)

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2021	2020
Restricted stock awards	—	57,969
Restricted stock units	314,901	—
Stock options	3,743,400	3,679,931
	4,058,301	3,737,900

15. Retirement Plan

The Company sponsors a 401(k) retirement plan, in which substantially all employees are eligible to participate upon employment. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. Effective, January 1, 2020, the Company adopted a policy to match 50% of the employee contributions to the 401(k) plan up to a maximum of 6% of the participating employee’s eligible earnings, resulting in a maximum company match of 3% of the participating employee’s eligible earnings subject to statutory limitations. The Company recognized $0.7 million and $0.5 million in expense related to the match during the years ended December 31, 2021 and 2020, respectively.