Form 10-Q
period 2022-03-31
Scholar Rock Holding Corp
filed 2022-05-16
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2022

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

The number of outstanding shares of the Registrant’s Common Stock as of May 10, 2022 was 35,301,654.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”), including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the success, cost and timing of clinical trials for apitegromab, including the progress and completion of clinical trials, and the results, and the timing of results, from these trials;
●	the success, cost and timing of preclinical studies and clinical trials for SRK-181, including, but not limited to, the progress and completion of our Phase 1 DRAGON clinical trial for SRK-181, any preclinical studies and any future clinical trials for SRK-181, and the results, and the timing of results, from these trials;
●	the success, cost and timing of our other product development activities, preclinical studies and clinical trials, and the results, and timing of results, from these studies and trials;
●	our success in identifying and executing a development program for additional indications for apitegromab, SRK-181 and in identifying product candidates from our other programs;
●	the clinical utility of our product candidates and their potential advantages over other therapeutic options;
●	our ability to obtain, generally or on terms acceptable to us, funding for our operations, including funding necessary to complete further development and, upon successful development, if approved, commercialization of apitegromab, SRK-181 or any of our future product candidates;
●	timing of and costs associated with our restructuring, and the savings benefits we expect to receive from the restructuring;
●	risks associated with the COVID-19 pandemic, which may adversely impact our workforce, global supply chain, business, preclinical studies, clinical trials and financial results;
●	the potential for our identified research priorities to advance our proprietary platform, development programs or product candidates;
●	the timing, scope, or likelihood of our ability to obtain and maintain regulatory approval from the U.S. Food and Drug Administration (“FDA”), the European Commission (“EC”) and other regulatory authorities for apitegromab, SRK-181 and any future product candidates, and any related restrictions, limitations or warnings in the label of any approved product candidate;
●	our ability to continue to grow our organization, including our personnel, systems and relationships with third parties;
●	our ability to retain our executives and highly skilled technical and managerial personnel, which could be affected due to any transition in management, or if we fail to recruit additional highly skilled personnel;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection;

●	our ability and the potential to successfully manufacture our product candidates for clinical trials and for commercial use, if approved;
●	our ability to establish or maintain collaborations or strategic relationships;
●	our expectations relating to the potential of our proprietary platform technology;
●	our ability to obtain additional funding when necessary;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in combination with others;
●	our expectations related to the use of our cash reserves;
●	the impact of new laws and regulations or amendments to existing laws and regulations;
●	developments and projections relating to our competitors and our industry;
●	our estimates and expectations regarding cash and expense levels, future revenue, capital requirements and needs for additional financing, including our expected use of proceeds from our public offerings, and liquidity sources;
●	our expectations regarding the period during which we qualify as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act; and
●	other risks and uncertainties, including those listed under the caption Part II, Item 1A “Risk Factors”.

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

SCHOLAR ROCK HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$100,175	$212,835
Marketable securities	110,036	40,159
Prepaid expenses and other current assets	18,375	12,325
Total current assets	228,586	265,319
Property and equipment, net	9,458	9,564
Operating lease right-of-use asset	23,767	25,442
Restricted cash	2,498	2,498
Other long-term assets	1,668	1,622
Total assets	$265,977	$304,445
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,993	$4,434
Accrued expenses	15,938	17,456
Operating lease liability	7,621	7,407
Short-term debt	6,577	1,577
Deferred revenue	—	33,193
Other current liabilities	244	230
Total current liabilities	33,373	64,297
Long-term portion of operating lease liability	17,668	19,652
Long-term debt	43,620	48,422
Total liabilities	94,661	132,371
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2022 and December 31, 2021; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 35,300,823 and 35,209,099 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	35	35
Additional paid-in capital	555,513	548,204
Accumulated other comprehensive loss	(152)	(35)
Accumulated deficit	(384,080)	(376,130)
Total stockholders’ equity	171,316	172,074
Total liabilities and stockholders’ equity	$265,977	$304,445

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$33,193	$4,708
Operating expenses:
Research and development	29,366	22,549
General and administrative	10,760	9,366
Total operating expenses	40,126	31,915
Loss from operations	(6,933)	(27,207)
Other income (expense), net	(1,017)	(464)
Net loss	$(7,950)	$(27,671)
Net loss per share, basic and diluted	$(0.21)	$(0.76)
Weighted average common shares outstanding, basic and diluted	37,456,574	36,380,438

Comprehensive loss:
Net loss	$(7,950)	$(27,671)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(117)	25
Total other comprehensive income (loss)	(117)	25
Comprehensive loss	$(8,067)	$(27,646)

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	35,209,099	$35	$548,204	$(35)	$(376,130)	$172,074
Unrealized loss on marketable securities	—	—	—	(117)	—	(117)
Exercise of stock options	42,129	—	481	—	—	481
Issuance of common shares upon RSU vesting	49,595	—	—	—	—	—
Equity-based compensation expense	—	—	6,828	—	—	6,828
Net loss	—	—	—	—	(7,950)	(7,950)
Balance at March 31, 2022	35,300,823	$35	$555,513	$(152)	$(384,080)	$171,316

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2020	34,152,470	$34	$505,069	$(2)	$(244,331)	$260,770
Unrealized gain on marketable securities	—	—	—	25	—	25
Exercise of stock options	245,920	—	2,743	—	—	2,743
Equity-based compensation expense	—	—	4,673	—	—	4,673
Net loss	—	—	—	—	(27,671)	(27,671)
Balance at March 31, 2021	34,398,390	$34	$512,485	$23	$(272,002)	$240,540

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,950)	$(27,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	749	590
Amortization of debt discount and debt issuance costs	198	83
Loss on disposal of property and equipment	—	24
Equity-based compensation	6,828	4,673
Amortization/accretion of investment securities	139	248
Non-cash operating lease expense	1,675	1,537
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(6,050)	619
Other assets	(46)	25
Accounts payable	(1,580)	(1,228)
Accrued expenses	(1,579)	506
Operating lease liabilities	(1,770)	(1,465)
Deferred revenue	(33,193)	(4,708)
Other liabilities	14	223
Net cash used in operating activities	(42,565)	(26,544)
Cash flows from investing activities:
Purchases of property and equipment	(443)	(2,312)
Purchases of marketable securities	(80,133)	(30,131)
Maturities of marketable securities	10,000	55,000
Net cash (used in) provided by investing activities	(70,576)	22,557
Cash flows from financing activities:
Proceeds from stock option exercises	481	2,743
Other	—	(6)
Net cash provided by financing activities	481	2,737
Net decrease in cash, cash equivalents and restricted cash	(112,660)	(1,250)
Cash, cash equivalents and restricted cash, beginning of period	215,333	162,856
Cash, cash equivalents and restricted cash, end of period	$102,673	$161,606
Supplemental disclosure of non-cash items:
Property and equipment purchases in accounts payable and accrued expenses	$413	$473
Supplemental cash flow information:
Cash paid for interest	$812	$491

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of the Business

Scholar Rock Holding Corporation (the “Company”) is a biopharmaceutical company focused on the discovery and development of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role. The Company’s novel understanding of the molecular mechanisms of growth factor activation enabled the development of a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target the precursor, or latent, forms of growth factors. The Company’s first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-directed therapy for the treatment of spinal muscular atrophy (“SMA”). The Company is conducting SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with non-ambulatory Type 2 and Type 3 SMA. The Company’s second product candidate, SRK-181, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor (“CPI”) therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies. SRK-181 is a highly selective inhibitor of the activation of latent transforming growth factor beta-1 (“TGFβ1”) that is being investigated in the Company’s Phase 1 DRAGON proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit primary resistance to anti-PD-(L)1 antibodies. The DRAGON trial consists of two parts: Part A (dose escalation of SRK-181 as a single-agent or in combination with an approved anti-PD-(L)1 therapy) and Part B (dose expansion evaluating SRK-181 in combination with an approved anti-PD- (L)1 antibody therapy). Part B encompasses five cohorts, including urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, clear cell renal cell carcinoma and other solid tumors and commenced in 2021. Additionally, the Company continues to create a pipeline of product candidates to deliver novel therapies to underserved patients suffering from a wide range of serious diseases, including neuromuscular disorders, cancer, and fibrosis. The Company was originally formed in May 2012. Its principal offices are in Cambridge, Massachusetts.

Since its inception, the Company’s operations have focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect, as well as establishing the Company’s intellectual property portfolio and performing research and development activities. The Company has primarily financed its operations through various equity financings, as well as research and development collaboration agreements and the Company’s debt facility (Note 8).

Revenue generation activities have been limited to two collaborations, both containing research services and the issuance of a license. The first agreement, executed in 2013, was with Janssen Biotech, Inc. (“Janssen”), a subsidiary of Johnson & Johnson. The second agreement, the Gilead Collaboration Agreement, executed in December 2018, was with Gilead Sciences, Inc. (“Gilead”). No revenues have been recorded from the sale of any commercial product.

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company’s product candidates. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash, cash equivalents, and marketable securities at March 31, 2022 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date these financial statements are issued.

2. Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of the unaudited consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Cash, Cash Equivalents and Restricted Cash

The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statement of cash flows (in thousands):

	As of March 31,
	2022	2021
Cash and cash equivalents	$100,175	$159,108
Restricted cash	2,498	2,498
	$102,673	$161,606

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

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$93,444	$93,444	$—	$—
Marketable securities:
U.S. Treasury obligations	110,036	110,036	—	—
Total assets	$203,480	$203,480	$—	$—

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$188,493	$188,493	$—	$—
Marketable securities:
U.S. Treasury obligations	40,159	40,159	—	—
Total assets	$228,652	$228,652	$—	$—

Cash, cash equivalents and marketable securities are Level 1 assets and include investments in money market funds and U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 as of March 31, 2022 and December 31, 2021. There were no transfers of assets between fair value measurement levels during the three months ended March 31, 2022 or 2021.

The carrying amounts reflected in the balance sheets for prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at March 31, 2022 and December 31, 2021, due to their short-term nature.

The Company believes the terms of its debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company's debt approximates its fair value based on Level 3 of the fair value hierarchy.

4. Marketable Securities

The following table summarizes the Company’s investments as of March 31, 2022 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$110,188	—	(152)	$110,036
Total available-for-sale securities	$110,188	$—	$(152)	$110,036

The following table summarizes the Company’s investments as of December 31, 2021 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$40,194	$—	$(35)	$40,159
Total available-for-sale securities	$40,194	$—	$(35)	$40,159

The aggregate fair value of marketable securities with unrealized losses was $105.2 million and $30.2 million at March 31, 2022 and December 31, 2021, respectively. At March 31, 2022 and December 31, 2021, 11 investments and 3 investments, respectively, were in an unrealized loss position. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may not occur until maturity.

5. Accrued Expenses

As of March 31, 2022 and December 31, 2021, accrued expenses consist of the following (in thousands):

	As of
	March 31,	December 31,
	2022	2021
Accrued external research and development expense	$9,181	$8,428
Accrued payroll and related expenses	4,467	7,147
Accrued professional and consulting expense	1,444	1,421
Accrued other	846	460
	$15,938	$17,456

6. Equity-Based Compensation

The Company recorded equity-based compensation expense related to all equity-based awards, which was allocated as follows in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Research and development expense	$3,407	$2,110
General and administrative expense	3,421	2,563
	$6,828	$4,673

The following table summarizes the Company’s unrecognized equity-based compensation expense as of March 31, 2022:

	As of March 31, 2022
	Unrecognized Expense (in thousands)	Weighted Average Remaining Period of Recognition (years)
Restricted Stock Units	24,661	3.5
Stock Options	51,298	2.6
	$75,959

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the current year:

		Weighted
		Average Grant
	Number of Units	Date Fair Value
Restricted stock units as of December 31, 2021	314,901	$47.38
Granted	787,038	$18.15
Vested	(49,595)	$57.75
Forfeited	(6,857)	$34.75
Restricted stock units as of March 31, 2022	1,045,487	$24.97

The total fair value of restricted stock units vested during the three months ended March 31, 2022 was $1.0 million.

Stock Options

The following table summarizes the Company’s stock option activity for the current year:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	3,743,400	$25.55	8.06	$26,272
Granted	902,092	$18.30
Exercised	(42,129)	$11.40
Cancelled	(36,257)	$37.21
Outstanding as of March 31, 2022	4,567,106	$24.15	8.25	$2,606
Options exercisable as of March 31, 2022	1,753,936	$19.39	7.20	$2,438

Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the three months ended March 31, 2022 was $13.20.

The following weighted average assumptions were used in determining the fair value of options granted in the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Risk-free interest rate	1.89%	0.70%
Expected dividend yield	0.0%	0.0%
Expected term (years to liquidity)	6.00	6.24
Expected volatility	86.73%	87.82%

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

Other information related to the Company’s leases (excluding the Company’s sublease income of $0.7 million for the three months ended March 31, 2022, respectively) is as follows (in thousands, except lease term and discount rate):

For Three Months Ended
March 31,
2022
Lease Cost:
Operating lease cost	$2,161
Variable lease cost	376
Total lease cost	$2,537

For Three Months Ended
March 31,
2022
Other information:
Operating cash flows used for operating leases	$2,263
Weighted average remaining lease term	3.2
Weighted average incremental borrowing rate	7.5%

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2022 and 2021.

8. Debt

On October 16, 2020 (the “Closing Date”) the Company entered into a Loan and Security Agreement with Oxford Finance LLC and Silicon Valley Bank (“SVB”) for $50.0 million (the “Loan and Security Agreement”). Tranche 1 of $25.0 million was funded on the Closing Date. The Company had an additional $25.0 million in loan proceeds available through December 31, 2021 if certain criteria were met under Tranche 2. On November 16, 2021, the Company entered into Amendment No. 1 (the “Amendment”) to the Loan and Security Agreement to revise the Tranche 2 milestones to be when the Company has: (i) publicly announced the Phase 3 SAPPHIRE clinical trial design for apitegromab and registered such clinical trial with clinicaltrials.gov; and (ii) initiated Part B of the Phase 1 DRAGON clinical trial for SRK-181. Pursuant to the Amendment, Tranche 2 of $25.0 million was funded in December 2021. The Loan and Security Agreement will mature on May 1, 2025 and requires interest only payments through November 2022, with principal payments commencing in December 2022. The interest rate on the unpaid principal will be the greater of the Wall Street Journal prime rate plus 4.60% or 7.85% per annum. Prepayment is permitted and may include either a 2% or 3% fee (of the principal amount being prepaid), depending on when the prepayment is made. The Company is also required to make a final payment equal to 4% of the original principal amount. The Company shall maintain cash in an SVB account equal to the lesser of 100% of the Company’s consolidated cash or 105% of the dollar amount of the outstanding debt.

9. Agreements

Collaboration with Gilead

On December 19, 2018 (the “Effective Date”), the Company entered into a three-year Master Collaboration Agreement (the “Gilead Collaboration Agreement”) with Gilead to discover and develop specific inhibitors of transforming growth factor beta (“TGFβ”) activation focused on the treatment of fibrotic diseases. Under the collaboration, Gilead had exclusive options to license worldwide rights to product candidates that emerge from three of the Company’s TGFβ programs (each a “Gilead Program”). Pursuant to the Gilead Collaboration Agreement, the Company was responsible for antibody discovery and preclinical research through product candidate nomination, after which, upon exercising the option for a Gilead Program, Gilead would be responsible for the program’s preclinical and clinical development and commercialization. Such option could have been exercised by Gilead at any time from the Effective Date through a date that is 90 days following the expiration of the Research Collaboration Term for a given Gilead Program (no later than March 19, 2022), or until termination of the Gilead Program, whichever is earlier (the “Option Exercise Period”). On January 6, 2022, Gilead agreed to terminate its option exercise period for all programs.

Revenue associated with the research and development and license performance obligations relating to the Gilead Programs was recognized as revenue as the research and development services were provided using an input method, according to the costs that were incurred on each Gilead Program and the costs that were expected to be incurred to satisfy the performance obligation. The transfer of control occurred over time. In management’s judgment, this input method was the best measure of progress towards satisfying the performance obligation. The amounts allocated to the three material rights provided by the options (“Material Rights”) was to be deferred on the Company’s consolidated balance sheet until either exercise or termination of the respective options.

A $25.0 million preclinical milestone was achieved in December 2019 for the successful demonstration of efficacy in preclinical in vivo proof-of-concept studies. As a result, the associated $25.0 million was included in the consideration transferred and proportionally allocated to the performance obligations, as it was probable that a future material reversal would not occur.

The Company recognized the revenue related to the research and development services based on a cost input method over the research term for each respective Gilead Program, which spanned from January 2019 through December 2021.

In January 2022, upon Gilead’s termination of its option exercise period for all programs, the Company recognized revenue of $33.2 million attributable to the Material Rights in the Company’s consolidated statements of operations and comprehensive loss. As of March 31, 2022 all revenue related to the Gilead Collaboration Agreement has been recognized.

10. Net Loss per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding, excluding restricted common stock. The weighted average number of common shares used in the basic and diluted net loss per share calculation include the pre-funded warrants issued in connection with the Company’s November 2, 2020 follow-on offering as the warrants are exercisable at any time for nominal cash consideration. As of March 31, 2022 no pre-funded warrants have been exercised and 2,179,487 pre-funded warrants are outstanding. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Restricted stock awards	—	33,686
Restricted stock units	1,045,487	247,067
Stock options	4,567,106	4,283,993
	5,612,593	4,564,746

11. Subsequent Events

On May 16, 2022, the Company announced a reduction in workforce in connection with the restructuring of its business to prioritize and focus on its clinical stage assets. The restructuring results in a reduction of the Company’s workforce by 39 positions, or approximately 25%, and is expected to occur during the second quarter of 2022. As a result, the Company estimates it will incur cash-based costs within the range of $1.7 million to $2.3 million related to severance benefits for the affected employees, including severance payments, coverage of medical insurance premiums and outplacement services. The Company will also incur non-cash expenses related to equity modifications associated with the extension of the post-termination option exercise period for the vested portion of the affected employees’ outstanding stock options, as well as modifications of certain restricted stock units. An estimate of the non-cash equity modification expense cannot be made at this time. All the employees affected by the restructuring plan will be notified and provided with their severance benefits offers in the second quarter of 2022, although severance benefits payments associated with the restructuring plan will continue past the end of the second quarter of 2022. Each affected employee’s eligibility for the severance benefits is contingent upon such employee’s execution (without revocation, as applicable) of a separation agreement, which includes a general release of claims against the Company and affiliated persons and entities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Our first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-directed therapy for the treatment of SMA. We are conducting SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with non-ambulatory Type 2 and Type 3 SMA (which is estimated to represent the majority of the current prevalent SMA patient population in the U.S. and Europe). Apitegromab was evaluated in the Company’s Phase 2 TOPAZ proof-of-concept clinical trial for the treatment of patients with Type 2 and Type 3 SMA. Positive 12-month top-line results were announced in April 2021, and presented at Cure SMA Virtual Conference in June, showing apitegromab’s transformative potential. From June 2021 to March 2022, we announced supportive data from additional exploratory analyses from the Phase 2 TOPAZ clinical trial at various medical congresses, including those of the World Muscle Society and the Muscular Dystrophy Association, among others. 24-month clinical data from the ongoing extension of the Phase 2 TOPAZ trial is expected to be presented by mid-2022. The U.S. Food and Drug Administration (“FDA”) granted Fast Track designation, Rare Pediatric Disease designation and Orphan Drug Designation to apitegromab for the treatment of SMA in May 2021, August 2020 and March 2018, respectively. The European Medicines Agency (“EMA”) granted Priority Medicines (“PRIME”) designation in March 2021 and the European Commission (“EC”) granted Orphan Medicinal Product designation in December 2018 to apitegromab for the treatment of SMA.

We have identified multiple other diseases for which the selective inhibition of the activation of myostatin may offer therapeutic benefit, including additional patient populations in SMA (such as Type 1 SMA and ambulatory SMA) and indications outside of SMA.

Our second product candidate, SRK-181, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor (“CPI”) therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies. SRK-181 is a highly selective inhibitor of the activation of latent TGFβ1 that is being investigated in our Phase 1 DRAGON proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit primary resistance to anti-PD-(L)1 antibodies. This two-part clinical trial consists of a dose escalation portion (Part A) and a dose expansion portion evaluating SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy (Part B). Part B encompasses five cohorts, including urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, clear cell renal cell carcinoma and other solid tumors and commenced in 2021. Initial clinical data from Part A were presented in November 2021 at the Society of Immunotherapy of Cancer (“SITC”) 36th Annual Meeting.

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

Since inception, we have incurred significant operating losses. Our net losses were $8.0 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $384.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future in performing our ongoing activities, as we:

●	continue development activities for apitegromab, including the ongoing extension phase of our Phase 2 TOPAZ clinical trial and conduct of our Phase 3 SAPPHIRE pivotal clinical trial in SMA and associated drug supply;
●	continue research and development activities for SRK-181, including the conduct of our Phase 1 DRAGON proof of concept clinical trial;
●	continue to discover, validate and develop additional product candidates through the use of our proprietary platform;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional research, development and business personnel; and
●	continue to build the infrastructure to support our operations as a public company.

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

Recent Developments

On May 16, 2022, we announced a reduction in workforce in connection with the restructuring of our business to prioritize and focus on our clinical stage assets. The restructuring results in a reduction of our workforce by 39 positions, or approximately 25%, and is expected to occur during the second quarter of 2022. As a result, we estimate we will incur cash-based costs within the range of $1.7 million to $2.3 million, related to severance benefits for the affected employees, including severance payments, coverage of medical insurance premiums and outplacement services. We will also incur non-cash expenses related to equity modifications associated with the extension of the post-termination option exercise period for the vested portion of the affected employees’ outstanding stock options, as well as modifications of certain restricted stock units. An estimate of the non-cash equity modification expense cannot be made at this time. All the employees affected by the restructuring plan will be notified and provided with their severance benefits offers in the second quarter of 2022, although severance benefits payments associated with the restructuring plan will continue past the end of the second quarter of 2022. Each affected employee’s eligibility for the severance benefits is contingent upon such employee’s execution (without revocation, as applicable) of a separation agreement, which includes a general release of claims against us and affiliated persons and entities.

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

Financial Operations Overview

Revenue

No revenues have been recorded from the sale of any commercial product. Revenue generation activities have been limited to collaborations, containing research services and the issuance of a license. The Gilead Collaboration Agreement was executed on December 19, 2018 (the “Effective Date”) and we began recognizing associated revenue in 2019. Under the Gilead Collaboration Agreement, Gilead had exclusive options to license worldwide rights to product candidates that emerged from three of the Company’s TGFβ programs (each a “Gilead Program”). Each option could have been exercised by Gilead at any time from the Effective Date through a date that was 90 days following the expiration of the Research Collaboration Term for a given Gilead Program (no later than March 19, 2022), or until termination of the Gilead Program, whichever was earlier (the “Option Exercise Period”). On January 6, 2022, Gilead agreed to terminate its option exercise period for all programs.

Revenue associated with the research and development and license performance obligations relating to the Gilead Programs was recognized as revenue using an input method as the research and development services were provided over the research term, which was during the period January 2019 through December 2021. The input method was based on the costs that were incurred on each Gilead Program and the costs that were expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurred over time. In management’s judgment, this input method was the best measure of progress towards satisfying the performance obligations. We evaluated the measure of progress each reporting period and, if necessary, adjusted the measure of performance and related revenue recognition. The estimate of remaining costs was highly subjective, as the research was novel, therefore efforts to be successful may have been significantly different than the estimated costs made at each balance sheet date. The amounts of revenue allocated to the three material rights provided by the options was to be deferred on the Company’s consolidated balance sheet until either exercise or termination of the respective options. In January 2022, Gilead agreed that its option exercise period for all programs had been terminated. The remaining $33.2 million of deferred revenue associated with the materials rights provided by the options was recognized as revenue during the three months ended March 31, 2022. As of March 31, 2022 all revenue related to the Gilead Collaboration Agreement has been recognized.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, as well as the associated clinical trial material requirements. We expect research and development costs for our product candidates to increase for the foreseeable future as the development programs progress. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

As a result of our reduction in force, we expect our employee related expenses to decline in the second half of the year compared to what is expected for the first half of the year.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense incurred on our credit facility entered into in October 2020, including amortization of debt discount and debt issuance costs, partially offset by interest income earned on our cash, cash equivalents and marketable securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Revenue	$33,193	$4,708	$28,485	605.0%
Operating expenses:
Research and development	29,366	22,549	6,817	30.2%
General and administrative	10,760	9,366	1,394	14.9%
Total operating expenses	40,126	31,915	8,211	25.7%
Loss from operations	(6,933)	(27,207)	20,274	(74.5)%
Other income (expense), net	(1,017)	(464)	(553)	119.2
Net loss	$(7,950)	$(27,671)	$19,721	(71.3)%

Revenue

Revenue was $33.2 million and $4.7 million for the three months ended March 31, 2022 and March 31, 2021, respectively, an increase of $28.5 million or 605.0%. The revenue for both of these periods was related to the Gilead Collaboration Agreement executed in December 2018. Revenue associated with the research and development and license performance obligations relating to the Gilead Programs was recognized as the research and development services were provided using a cost input method and was fully recognized as of December 31, 2021. During the period ended March 31, 2022, the $33.2 million in revenue was attributable to the recognition of the material rights associated with Gilead options as Gilead terminated their option exercise period for all programs in January 2022. As of March 31, 2022 all revenue related to the Gilead Collaboration Agreement has been recognized. During the period ended March 31, 2021, revenue was related to the research and development services.

Operating Expenses

Research and Development

Research and development expense was $29.4 million and $22.5 million for the three months ended March 31, 2022 and March 31, 2021, respectively, an increase of $6.8 million or 30.2%. The following table summarizes our research and development expense for the three months ended March 31, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2022	2021	$	%
External costs by program
Apitegromab	$9,466	$6,994	$2,472	35.3%
SRK-181	2,240	2,442	(202)	(8.3)%
Other early development candidates and unallocated costs	1,941	973	968	99.5%
Total external costs	13,647	10,409	3,238	31.1%
Internal costs:
Employee compensation and benefits	11,336	7,809	3,527	45.2%
Facility and other	4,383	4,331	52	1.2%
Total internal costs	15,719	12,140	3,579	29.5%
Total research and development expense	$29,366	$22,549	$6,817	30.2%

The increase in research and development expense was primarily attributable to the following:

●	An increase in our external research and development costs of $3.2 million, which primarily consisted of:

o	$2.5 million increase in costs associated with apitegromab primarily due to clinical trial costs, particularly the conduct of our Phase 3 SAPPHIRE clinical trial;
o	$0.2 million decrease in costs associated with SRK-181; and
o	$0.9 million increase in other early development candidates and unallocated costs.

●	$3.6 million increase in internal research and development costs, which was primarily driven by an increase in employee compensation and benefits costs, associated with increased headcount and related overhead, as we continued to expand our research and development functions.

Total research and development expenses are expected to increase primarily driven by development costs associated with our clinical stage programs as we continue to advance our product candidates, including apitegromab through our Phase 3 SAPPHIRE pivotal clinical trial and the extension phase of our Phase 2 TOPAZ clinical trial in SMA, and SRK-181, through our Phase 1 DRAGON clinical trial. We expect these increases to be substantially offset by lower costs for our early stage research programs due to the portfolio updates and workforce reduction. However, as described above in “COVID-19 Pandemic”, the ultimate extent of the impact of the COVID-19 pandemic on our results of operations will depend on future developments, which are highly uncertain. Accordingly, we cannot fully predict the extent to which our business and results of operations will be affected.

General and Administrative

General and administrative expense was $10.8 million and $9.4 million for the three months ended March 31, 2022 and March 31, 2021, respectively, an increase of $1.4 million or 14.9%. The increase in general and administrative expense was primarily attributable to an increase of $1.4 million in employee compensation and benefits, driven by non-cash equity-based compensation expense.

As a result of our reduction in force, we expect our employee related expenses to decline in the second half of the year compared to what is expected for the first half of the year. However, as described above in “COVID-19 Pandemic”, the ultimate extent of the impact of the COVID-19 pandemic on our results of operations will depend on future developments, which are highly uncertain. Accordingly, we cannot fully predict the extent to which our business and results of operations will be affected.

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to an increase in interest expense related to the Loan and Security Agreement, as Tranche 2 was received in December 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any product revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of our convertible preferred stock and units in private placements before our IPO, and sale of our common stock through our IPO, to Gilead in an exempt private placement, through two secondary public offerings and through an at-the-market (“ATM”) sale, as well as payments from our research collaborations and the Loan and Security Agreement entered into in October 2020.

The following table provides information regarding our total cash, cash equivalents and marketable securities at March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$100,175	$212,835
Marketable securities	110,036	40,159
Total cash, cash equivalents and marketable securities	$210,211	$252,994

During the three months ended March 31, 2022, our cash, cash equivalents and marketable securities balance decreased by approximately $42.8 million. The decrease was primarily due to cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our primary product candidates and supported our internal research and development efforts, capital purchases, and interest payments on our debt.

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

In October 2020, we entered into the Loan and Security Agreement with Oxford and SVB, providing up to $50.0 million of borrowings, of which $25.0 million from Tranche 1 was received in October 2020 and $25.0 million from Tranche 2 was received in December 2021.

In June and July 2019, we sold 3,450,000 shares of our common stock through an underwritten public offering. As a result of the offering, we received aggregate net proceeds, after underwriting discounts and commissions and other offering expenses, of approximately $48.3 million.

In December 2018, we entered into the Gilead Collaboration Agreement pursuant to which we conducted research and pre-clinical development activities relating to the diagnosis, treatment, cure, mitigation or prevention of diseases, disorders or conditions, other than in the field of oncology in accordance with a pre-determined research plan. Pursuant to the Gilead Collaboration Agreement, Gilead made non-refundable payments of $80.0 million, including an upfront payment and an equity investment. In December 2019, we achieved a $25.0 million preclinical milestone for the successful demonstration of efficacy in preclinical in vivo proof-of-concept studies, and subsequently received the associated payment in January 2020.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(42,565)	$(26,544)
Net cash (used in) provided by investing activities	(70,576)	22,557
Net cash provided by financing activities	481	2,737
Net decrease in cash, cash equivalents and restricted cash	$(112,660)	$(1,250)

Net Cash Used in Operating Activities

Net cash used in operating activities was $42.6 million for the three months ended March 31, 2022, and consisted of our net loss of $8.0 million, changes in our assets and liabilities of $44.2 million, partially offset by non-cash adjustments of $9.6 million. The changes in our assets and liabilities includes a $33.2 million change in deferred revenue related to the Gilead collaboration, which relates to the recognition of revenue associated with the material rights provided by the options. The non-cash adjustments are primarily from equity-based compensation.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $70.6 million for the three months ended March 31, 2022 compared to net cash provided by investing activities of $22.6 million for the three months ended March 31, 2021. Net cash used in and provided by investing activities for both periods was primarily associated with transactions involving our marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0.5 million for the three months ended March 31, 2022 compared to $2.7 million for the three months ended March 31, 2021. Net cash provided by financing activities for both periods was primarily attributable to proceeds from stock option exercises.

Funding Requirements

We expect our expenses to continue to be substantial as we continue the research and development for, continue and initiate later stage clinical trials for, continue to develop and optimize our manufacturing processes for, and seek marketing approval for, our product candidates, including apitegromab and SRK-181, and any of our future product candidates. In addition, if we obtain marketing approval for apitegromab, SRK-181 or any of our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Furthermore, we expect to continue to incur costs associated with operating as a public company.

We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. However, we will require additional capital in order to complete clinical development for each of our current programs. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

●	the costs and timing of developing our product candidates, apitegromab and SRK-181, including our Phase 3 SAPPHIRE pivotal clinical trial for apitegromab in SMA, the extension phase of our Phase 2 TOPAZ clinical trial for apitegromab in SMA and the Phase 1 DRAGON clinical trial for SRK-181, and the costs and timing of conducting future preclinical studies and clinical trials, including on account of the COVID-19 pandemic and its impact at clinical trial sites;
●	the costs of future manufacturing of apitegromab, SRK-181 and any other product candidates; including impacts from the COVID-19 pandemic and its impact at our contract manufacturers;
●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
●	the costs of identifying and developing, or in-licensing or acquiring, additional product candidates and technologies;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements, license agreements, or other agreements we might have at such time;
●	the costs of seeking marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;

●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and research and development activities;
●	the costs of expanding our infrastructure and facilities to accommodate our growing employee base, including adding equipment and physical infrastructure to support our research and development; and
●	the costs of operating as a public company.

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

There have been no material changes to our critical accounting estimates from those described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our interim chief executive officer (principal executive officer) and chief financial officer (principal financial and accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report. Based upon such evaluation, our interim chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

Risks Related to Product Development and Regulatory Approval

●	Product development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of apitegromab, SRK-181, or any future product candidates.
●	Our business may be materially and adversely affected by pandemics such as the ongoing COVID-19 pandemic. The COVID-19 pandemic has had, and will likely continue to have, an impact on our business and operations, including clinical trial data and activities.
●	The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later-stage clinical trials.
●	Interim, initial and preliminary results from our clinical trials that we announce or publish from time to time may change (e.g. from positive efficacy results to poor or negative efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.
●	The data from our clinical trials, including from any future clinical trials conducted by us or any of our collaborators, may reveal significant adverse events not seen in our preclinical studies or earlier clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
●	We rely on third parties to conduct our clinical trials and to conduct certain aspects of our preclinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may be delayed or unable to receive regulatory approval of or commercialize any potential product candidates, and our business could be materially harmed.
●	The regulatory approval process for our product candidates in the U.S., EU, UK and other jurisdictions is currently uncertain and will be lengthy, time-consuming and inherently unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.

●	The FDA, EMA or regulatory authorities in other jurisdictions may disagree with our development plans and we may fail to receive or be delayed in receiving regulatory approval of our product candidates.
●	We have received Orphan Drug designation from the FDA for apitegromab for the treatment of SMA and the EC granted Orphan Medicinal Product designation to apitegromab for the treatment of SMA. We may seek Orphan Drug designation from regulatory authorities in other jurisdictions for apitegromab and Orphan Drug designation from the FDA, EC or regulatory authorities in other jurisdictions for our future product candidates. In any of these instances, we may not receive the requested designation or we may be unable to realize the benefits associated with Orphan Drug designation, including the potential for market exclusivity.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to develop our product pipeline and receive regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

Risks Related to Manufacturing and Supply

●	Because we rely on third-party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials, and, if approved, commercial materials, may become limited or interrupted or may not be of satisfactory quantity or quality.

Risks Related to Our Business and Operations

●	Our restructuring and the associated workforce reduction announced in May 2022 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
●	We will need to continue to grow our organization in certain areas, including our personnel, systems and relationships with third parties, in order to develop our drug candidates.
●	Our executives and highly skilled technical and managerial personnel are critical to our business. If we lose key personnel, have transition in management, or if we fail to recruit additional highly skilled personnel, our ability to further develop apitegromab and SRK-181, and our operations may be impaired.
●	Failure by us or any of our employees, independent contractors, consultants, commercial partners or vendors to comply with applicable laws and regulations could negatively affect our business and operations.

Risks Related to Intellectual Property

●	Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
●	We depend on intellectual property licensed from third parties. Failure to comply with our obligations under any of these licenses or termination of any of these licenses could result in the loss of significant rights, which would harm our business.

Risks Related to Our Financial Condition and Capital Requirements

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
●	We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of apitegromab, SRK-181 and any future product candidates.

Risks Related to Our Common Stock

●	Our stock price is volatile and various factors could make our stock less attractive to investors.

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

Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA, EMA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. For example, we anticipate some of our future trials to, in part, utilize an open-label trial design, and our ongoing Phase 1 DRAGON clinical trial for SRK-181 in cancer immunotherapy and our ongoing extension phase of the Phase 2 TOPAZ clinical trial for apitegromab in Type 2 and Type 3 SMA, in part, utilize an open-label trial design. An open-label trial is one where both the patient and investigator know whether the patient is receiving the test article or either an existing approved drug or placebo. Open-label trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label studies are aware that they are receiving treatment. Open-label trials may be subject to a patient bias, for example, if patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Open-label trials also may be subject to an investigator bias where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The potential sources of bias in clinical trials as a result of open-label design may not be adequately mitigated and may cause any of our trials that utilize such design to fail and additional trials may be necessary to support future marketing applications. In addition, other types of trials (including randomized, double-blind, parallel arm studies), particularly if smaller in size or if limited to one study, are also subject to potential sources of bias and limitations that may exaggerate any therapeutic effect or falsely identify a positive efficacy signal, or conversely, fail to detect an efficacy signal when in fact there may actually be a positive therapeutic effect. Further, the FDA, EMA or other regulatory authorities may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. The unpredictability caused by turnover at the FDA, EMA or other regulatory authorities could increase the risk of such change in the requirements for approval, which could impact our ability to receive approval, or could otherwise delay our clinical development programs and harm our business, financial condition and results of operations.

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

Our clinical trials include sites located in regions that have been affected by the COVID-19 pandemic and many sites have instituted policies regarding operations. Some factors from the COVID-19 pandemic that could adversely affect enrollment in, as well as conduct, progress, continuation and completion of our clinical trials include:

●the diversion of healthcare resources away from the conduct of clinical trial matters to focus on COVID-19 pandemic concerns, including the administration of COVID-19 vaccines, which could negatively affect the attention of physicians serving as our clinical trial investigators, the hospitals serving as our clinical trial sites and the hospital staff supporting the conduct of our clinical trials;
●the continued impact from COVID-19 on healthcare providers, patients and personnel, which may vary considerably from jurisdiction to jurisdiction, as well as on local restrictions and practices, including the complexities of having to understand and navigate multiple sets of protocols and the accessibility and rates of vaccinations, and effectiveness of vaccinations in various geographies;
●limitations on travel and quarantine requirements that interrupt key trial activities, such as clinical trial site initiations, our ability and the ability of our CROs to access and monitor clinical trial sites, and new clinical trial site policies resulting from the COVID-19 pandemic that determine essential and non-essential functions and staff, which may impact the ability of site staff to conduct assessments, or result in delays to the conduct of the assessments, as part of our clinical trial protocols, or the ability to enter assessment results into clinical trial databases in a timely manner, or that limit the ability of a patient to participate in a clinical trial or delay access to product candidate dosing or assessments;
●patients may be unable or unwilling to participate further (or may have to limit participation, including missing certain scheduled doses of the investigational product) in our clinical trials;
●skipping or delays in product candidate dosing or assessments as part of a clinical trial that could adversely affect clinical trial data readouts, including efficacy and safety results;
●skipping or delays in the administration of background therapies of patients in a clinical trial, such as SMN upregulator therapy for SMA or anti-PD-(L)1 therapy for cancer, or other background care that could adversely affect clinical trial data readouts, including efficacy and safety results;
●interruption in global shipping affecting the transport of clinical trial materials, such as product candidates used in our trials; and
●employee absenteeism or furlough days that delay necessary interactions with local regulators, ethics committees and other important agencies and contractors.

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

Some clinical trial participants have missed or experienced delays in receiving doses of study drug and completing their clinical trial assessments. For example, as of the Phase 2 TOPAZ twelve-month top-line data readout, four patients in the clinical trial each missed three doses of apitegromab due to COVID-19-related site access restrictions. Additionally, enrollment in the Phase 1 DRAGON clinical trial in immuno-oncology has been slower than originally projected due to the travel restrictions imposed in areas affected by the COVID-19 pandemic and where certain clinical trial sites for this study are located. Disruptions and delays resulting from the COVID-19 pandemic could result in additional impacts on our ongoing, as well as future, clinical trials, including delays in or adverse impacts to data readouts (e.g. poor or negative efficacy results, adverse safety signal, reduced amounts of data available or data confounding) from our clinical trials and delays in our ability to identify and enroll patients in current or future clinical trials. As an example of impacts upon our development programs, the COVID-19 pandemic could lead to a negative or poor result in the Phase 3 trial of apitegromab in SMA and rejection for product approval by regulatory authorities, a delay in a potential regulatory filing for product approval, the requirement for additional clinical trial(s) beyond the currently planned program (e.g., if the amount of data from our Phase 3 trial is deemed by regulatory authorities as insufficient or confounded due to COVID-19 impacts), or other adverse outcomes.

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

Apitegromab and SRK-181 are our two clinical-stage product candidates. Certain patients remaining in the open-label extension portion of our Phase 2 TOPAZ clinical trial are receiving apitegromab in conjunction with an approved SMN upregulator therapy such as nusinersen. These patients are reliant on the continued use and availability of such therapies. In addition, patients in our Phase 3 SAPPHIRE clinical trial are receiving apitegromab in conjunction with an approved SMN upregulator therapy. These patients are reliant on the continued use and availability of such therapies. If access to an approved SMN upregulator therapy such as nusinersen or risdiplam becomes limited or is unavailable, we may be forced to pause or stop our TOPAZ extension or SAPPHIRE trials, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for apitegromab in the trial or reduce the amount of data or confound the data from this trial. We have also initiated the Phase 1 DRAGON clinical trial of SRK-181 in patients with locally advanced or metastatic solid tumors that exhibit primary resistance to anti-PD-(L)1 antibody therapies. Certain patients in this clinical trial are receiving SRK-181 in conjunction with an approved anti-PD-(L)1 therapy such as pembrolizumab. If access to the approved anti-PD-(L)1 therapy becomes limited or is unavailable, we may not be able to enroll, or may be delayed in enrolling patients or may be forced to pause or stop our Phase 1 DRAGON clinical trial, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for SRK-181 in the trial. Any delay or suspension of our clinical trials would significantly and adversely affect our business prospects.

The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later-stage trials.

The results of preclinical studies and early-stage clinical trials may not be predictive of the results of future, later-stage clinical trials. Preclinical studies and early-stage clinical trials are primarily designed to study PK and PD, understand the side effects of product candidates, and evaluate various doses and dosing schedules. Our current or future product candidates may demonstrate different chemical, biological and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Product candidates in later-stages of clinical trials may fail to show desired pharmacological properties or produce positive safety and efficacy results despite having progressed through preclinical studies and early-stage clinical trials. We completed a Phase 1 trial for apitegromab in healthy adult volunteers and the Phase 2 TOPAZ proof-of-concept trial for the treatment of patients with Type 2 and Type 3 SMA. In April 2021, we announced positive twelve-month top-line results from the Phase 2 TOPAZ clinical trial and from June 2021 to March 2022, we announced supportive data from additional exploratory analyses at various medical congresses. In January 2022, we initiated our Phase 3 SAPPHIRE clinical trial of apitegromab for the treatment of patients with Type 2 and Type 3 SMA. In November 2021, we presented interim clinical data from Part A of our Phase 1 DRAGON trial in cancer immunotherapy, at the Society for Immunotherapy of Cancer’s Annual Meeting. We cannot assure you that the Phase 1 DRAGON trial or any other future clinical trials of SRK-181 or apitegromab will show positive results. There can be no assurance that any of our current clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There can also be no assurance that any of our future clinical trials will show similar results to our earlier clinical trials or support further development or registration of any of our product candidates. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

Interim, initial or preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, initial or preliminary data, including interim top-line results or initial or preliminary results from our clinical trials. Any interim, initial or preliminary data and other results from our clinical trials may materially change as more patient data become available. Preliminary, initial, interim or top-line results also remain subject to audit, validation and verification procedures that may result in the final data being materially different from the interim, initial or preliminary data we previously published. As a result, interim, initial or preliminary data may not be predictive of final results and should be viewed with caution until the final data are available. We may also arrive at different conclusions, or considerations may qualify such results, once we have received and fully evaluated additional data. For example, in November 2021, we presented preliminary and initial clinical data from Part A of our Phase 1 DRAGON trial for SRK-181 in cancer immunotherapy at the Society of Immunotherapy of Cancer’s Annual Meeting. Data from our Phase 1 DRAGON trial will continue to be reported while the trial is ongoing and tumor response data will be based on assessments by site investigators. Central reads for the tumor responses are also being conducted, with a comprehensive review of the central reads to be performed once completed within and/or across the cohorts. Differences between preliminary, initial or interim data and final data could adversely affect our business.

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

Risks Related to Our Business and Operations

Our restructuring and the associated workforce reduction announced in May 2022 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In May 2022, we announced a reduction in workforce by approximately 25% in connection with the restructuring of our business to prioritize and focus on our clinical stage assets. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operating structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our strategic restructuring plan may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the reduction in force seek alternate employment, this could result in us seeking contract support at unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our product candidates in the future.

We will need to grow the size of our organization in certain areas, and we may experience difficulties in managing this growth.

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

Changes in statutes, regulations or the interpretation of existing statutes or regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; (iv) additional record-keeping requirements; or (v) changes to our pricing arrangements, or coverage of or reimbursement for our products. If any such changes were to be imposed, they could adversely affect the profitability and operation of our business. Changes in statutes, regulations, or the interpretation of existing statutes or regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; (iv) additional record-keeping requirements; or (v) changes to our pricing arrangements, or coverage of or reimbursement for our products. If any such changes were to be imposed, they could adversely affect the profitability and operation of our business. See the sections in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 entitled, “Business — Government Regulation — Current and Future Healthcare Reform Legislation” and “Business – Government Regulation – Coverage and Reimbursement.”

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act (“FCA”), which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information received in the course of patient recruitment for clinical trials. See the section in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 entitled “Business – Government Regulation – Other Healthcare Laws.”

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

We have conducted our Phase 2 TOPAZ clinical trial of apitegromab in the European Economic Area (“EEA”), plan to conduct our Phase 3 SAPPHIRE clinical trial of apitegromab in the EEA and the UK, and may conduct future clinical trials in the EEA or the UK and therefore may be subject to additional privacy laws. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the U.S., providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, where required reporting security breaches involving personal data to the competent national data protection authority and affected individuals, where required, appointing data protection officers, where required conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the EC has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

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

In addition, many states in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Further, in some cases where we process sensitive and personal information of individuals from numerous states, we may find it necessary to comply with the most stringent state laws applicable to any of the information. For example, California recently enacted the California Consumer Policy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. While there are currently exceptions for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. We continue to monitor the impact that the state consumer privacy and protection law, like the CCPA may have on our business activities. See the section in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 entitled “Business – Government Regulation – European Data Collection and State Privacy Laws.”

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

The success of our product candidates, apitegromab, SRK-181 and future product candidates, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, apitegromab, SRK-181 or future product candidates or assure that coverage and reimbursement will be available for any product that we may develop. See the sections in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 entitled “Business– Government Regulation – Coverage and Reimbursement” and “Business–Government Regulation–Current and Future Healthcare Reform Legislation.”

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

The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. Unforeseen global events such as the armed conflict between Russia and Ukraine, and sanctions relating to such events, could affect our ability to file, prosecute, maintain, and/or defend patents and applications in those markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors or licensees.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the U.S. and/or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, Russia issued a decree in March of 2022, stating that patent owners who reside in a country “unfriendly” to Russia are not entitled to compensation in the event of patent infringement. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property and/or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced.

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

In addition, periodic maintenance fees on any issued patent are due to be paid to the U.S. Patent Office (“USPTO”) and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Moreover, complications due to the COVID-19 pandemic may result in inadvertent lapse due to, for example, unexpected closures of the USPTO or foreign patent offices, delays in delivery of notifications relating to deadlines, or failure to timely and/or properly obtain signatures on necessary documents. Additionally, as a result of the armed conflict between Russia and Ukraine, it is unclear whether payments to the Russian Patent Office and other entities might violate certain sanctions. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the case Amgen Inc. v. Sanofi, the Federal Circuit held that a well characterized antigen is insufficient to satisfy the written description requirement of certain claims directed to a genus of antibodies that are solely defined by function. While the validity of a subset of patents at issue was subsequently upheld by a district court jury, uncertainty remains as to the legal question pertaining to the written description requirement under 35 USC §112 as it relates to functional antibodies. In the case of Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. We cannot predict how these decisions or any future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. Similarly, any adverse changes in the patent laws of other jurisdictions could have a material adverse effect on our business and financial condition. For example, Russia issued a decree in March of 2022, stating that patent owners who reside in a country “unfriendly” to Russia are not entitled to compensation in the event of patent infringement.

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

We have limited intellectual property rights outside the U.S. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions. Indeed, Russia issued a decree in March of 2022, stating that patent owners who reside in a country “unfriendly” to Russia are not entitled to compensation in the event of patent infringement. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the U.S. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We are a biopharmaceutical company formed in 2012 and our operations to date have been focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. We have not yet demonstrated the ability to progress any of our product candidates through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three months ended March 31, 2022 and 2021, we reported a net loss of 8.0 million and $27.7 million, respectively. As of March 31, 2022, we had an accumulated deficit of $384.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, apitegromab and SRK-181, and any future product candidates.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, including clinical trials for apitegromab and SRK-181 and preclinical studies and clinical trials for any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of March 31, 2022, we had approximately $210.2 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2022, will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2023. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Additionally, any program setbacks or delays due to changes in federal or state laws or clinical site or clinical vendor policies as a result of the COVID-19 pandemic could impact our programs and increase our expenditures. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

As of March 31, 2022, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 17.6% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Item 2. Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Restructuring

On May 16, 2022, we announced a reduction in workforce in connection with the restructuring of our business to prioritize and focus on our clinical stage assets. The restructuring results in a reduction of our workforce by 39 positions, or approximately 25%, and is expected to occur during the second quarter of 2022. As a result, we estimate we will incur cash-based costs within the range of $1.7 million to $2.3 million related to severance benefits for the affected employees, including severance payments, coverage of medical insurance premiums and outplacement services. We will also incur non-cash expenses related to equity modifications associated with the extension of the post-termination option exercise period for the vested portion of the affected employees’ outstanding stock options, as well as modifications of certain restricted stock units. An estimate of the non-cash equity modification expense cannot be made at this time. All the employees affected by the restructuring plan will be notified and provided with their severance benefits offers in the second quarter of 2022, although severance benefits payments associated with the restructuring plan will continue past the end of the second quarter of 2022. Each affected employee’s eligibility for the severance benefits is contingent upon such employee’s execution (without revocation, as applicable) of a separation agreement, which includes a general release of claims against us and affiliated persons and entities.

Departure of our Chief Medical Officer

On May 11, 2022, our Chief Medical Officer, Yung Chyung, informed our Interim Chief Executive Officer of his resignation, effective June 30, 2022, in order to explore new career opportunities. The Company has initiated a search for a new Chief Medical Officer.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.2	May 8, 2018
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.1.1	May 14, 2018
3.3	Amended and Restated By-laws of the Registrant	S-1/A	333-224493	3.4	May 8, 2018
4.1	Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated December 22, 2017	S-1	333-224493	4.1	April 27, 2018
4.2	Specimen Stock Certificate evidencing shares of common stock	S-1/A	333-224493	4.2	May 14, 2018
4.3	Amended and Restated Warrant to Purchase Stock, by and between Silicon Valley Bank and the Registrant, dated December 22, 2017	S-1	333-224493	4.3	April 27, 2018
10.1*	Letter Agreement by and between Scholar Rock, Inc. and Gilead Sciences, Inc., dated January 6, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*       Filed herewith

**     Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLAR ROCK HOLDING CORPORATION

Date: May 16, 2022	By:	/s/ Nagesh K. Mahanthappa
Nagesh K. Mahanthappa Interim Chief Executive Officer and President (Principal Executive Officer)
Date: May 16, 2022	By:	/s/ Edward H. Myles
Edward H. Myles Chief Operating Officer & Chief Financial Officer (Principal Financial and Accounting Officer)