Form 10-Q
period 2022-06-30
Scholar Rock Holding Corp
filed 2022-08-08
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2022

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

The number of outstanding shares of the Registrant’s Common Stock as of August 3, 2022 was 51,640,650.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”), including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the success, cost and timing of clinical trials for apitegromab, including the progress and completion of clinical trials, and the results, and the timing of results, from these trials;
●	the success, cost and timing of preclinical studies and clinical trials for SRK-181, including, but not limited to, the progress and completion of our Phase 1 DRAGON clinical trial for SRK-181, any preclinical studies and any future clinical trials for SRK-181, and the results, and the timing of results, from these trials;
●	the success, cost and timing of our other product development activities, preclinical studies and clinical trials, and the results, and timing of results, from these studies and trials;
●	our success in identifying and executing a development program for additional indications for apitegromab, SRK-181 and in identifying product candidates from our other programs;
●	the clinical utility of our product candidates and their potential advantages over other therapeutic options;
●	our ability to obtain, generally or on terms acceptable to us, funding for our operations, including funding necessary to complete further development and, upon successful development, if approved, commercialization of apitegromab, SRK-181 or any of our future product candidates;
●	timing of and costs associated with our restructuring, and the savings benefits we expect to receive from the restructuring;
●	risks associated with the COVID-19 pandemic, which may adversely impact our workforce, global supply chain, business, preclinical studies, clinical trials and financial results;
●	the potential for our identified research priorities to advance our proprietary platform, development programs or product candidates;
●	the timing, scope, or likelihood of our ability to obtain and maintain regulatory approval from the U.S. Food and Drug Administration (“FDA”), the European Commission (“EC”) and other regulatory authorities for apitegromab, SRK-181 and any future product candidates, and any related restrictions, limitations or warnings in the label of any approved product candidate;
●	our ability to continue to grow our organization, including our personnel, systems and relationships with third parties;
●	our ability to retain our executives and highly skilled technical and managerial personnel, which could be affected due to any transition in management, or if we fail to recruit additional highly skilled personnel;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection;

●	our ability and the potential to successfully manufacture our product candidates for clinical trials and for commercial use, if approved;
●	our ability to establish or maintain collaborations or strategic relationships;
●	our expectations relating to the potential of our proprietary platform technology;
●	our ability to obtain additional funding when necessary;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in combination with others;
●	our expectations related to the use of our cash reserves;
●	the impact of new laws and regulations or amendments to existing laws and regulations;
●	developments and projections relating to our competitors and our industry;
●	our estimates and expectations regarding cash and expense levels, future revenues, capital requirements and needs for additional financing, including our expected use of proceeds from our public offerings, and liquidity sources;
●	our expectations regarding the period during which we qualify as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act; and
●	other risks and uncertainties, including those listed under the caption Part II, Item 1A “Risk Factors”.

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

SCHOLAR ROCK HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$305,730	$212,835
Marketable securities	64,958	40,159
Prepaid expenses and other current assets	18,451	12,325
Total current assets	389,139	265,319
Property and equipment, net	8,747	9,564
Operating lease right-of-use asset	22,060	25,442
Restricted cash	2,498	2,498
Other long-term assets	1,684	1,622
Total assets	$424,128	$304,445
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,851	$4,434
Accrued expenses	17,894	17,456
Operating lease liability	7,840	7,407
Short-term debt	11,577	1,577
Deferred revenue	—	33,193
Other current liabilities	—	230
Total current liabilities	40,162	64,297
Long-term portion of operating lease liability	15,648	19,652
Long-term debt	38,811	48,422
Total liabilities	94,621	132,371
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2022 and December 31, 2021; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 51,638,247 and 35,209,099 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	52	35
Additional paid-in capital	757,614	548,204
Accumulated other comprehensive loss	(79)	(35)
Accumulated deficit	(428,080)	(376,130)
Total stockholders’ equity	329,507	172,074
Total liabilities and stockholders’ equity	$424,128	$304,445

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$—	$4,595	$33,193	$9,303
Operating expenses:
Research and development	32,073	25,603	61,439	48,152
General and administrative	11,074	9,265	21,834	18,631
Total operating expenses	43,147	34,868	83,273	66,783
Loss from operations	(43,147)	(30,273)	(50,080)	(57,480)
Other income (expense), net	(853)	(434)	(1,870)	(898)
Net loss	$(44,000)	$(30,707)	$(51,950)	$(58,378)
Net loss per share, basic and diluted	$(1.06)	$(0.84)	$(1.31)	$(1.60)
Weighted average common shares outstanding, basic and diluted	41,622,392	36,582,708	39,550,991	36,482,132

Comprehensive loss:
Net loss	$(44,000)	$(30,707)	$(51,950)	$(58,378)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	73	(14)	(44)	11
Total other comprehensive income (loss)	73	(14)	(44)	11
Comprehensive loss	$(43,927)	$(30,721)	$(51,994)	$(58,367)

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	35,209,099	$35	$548,204	$(35)	$(376,130)	$172,074
Unrealized loss on marketable securities	—	—	—	(117)	—	(117)
Exercise of stock options	42,129	—	481	—	—	481
Issuance of common shares upon RSU vesting	49,595	—	—	—	—	—
Equity-based compensation expense	—	—	6,828	—	—	6,828
Net loss	—	—	—	—	(7,950)	(7,950)
Balance at March 31, 2022	35,300,823	$35	$555,513	$(152)	$(384,080)	$171,316
Unrealized gain on marketable securities	—	—	—	73	—	73
Sale of common shares, pre-funded warrants and warrants to purchase common shares, net of issuance costs	16,326,530	16	195,309	—	—	195,325
Exercise of stock options	263	1	1	—	—	2
Issuance of common shares upon RSU vesting	10,631	—	—	—	—	—
Equity-based compensation expense	—	—	6,791	—	—	6,791
Net loss	—	—	—	—	(44,000)	(44,000)
Balance at June 30, 2022	51,638,247	$52	$757,614	$(79)	$(428,080)	$329,507

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	34,152,470	$34	$505,069	$(2)	$(244,331)	$260,770
Unrealized gain on marketable securities	—	—	—	25	—	25
Exercise of stock options	245,920	—	2,743	—	—	2,743
Equity-based compensation expense	—	—	4,673	—	—	4,673
Net loss	—	—	—	—	(27,671)	(27,671)
Balance at March 31, 2021	34,398,390	$34	$512,485	$23	$(272,002)	$240,540
Unrealized loss on marketable securities	—	—	—	(14)	—	(14)
Exercise of stock options	61,397	—	611	—	—	611
Equity-based compensation expense	—	—	6,226	—	—	6,226
Net loss	—	—	—	—	(30,707)	(30,707)
Balance at June 30, 2021	34,459,787	$34	$519,322	$9	$(302,709)	$216,656

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(51,950)	$(58,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,493	1,227
Amortization of debt discount and debt issuance costs	389	167
Loss on disposal of property and equipment	32	24
Equity-based compensation	13,619	10,899
Amortization/accretion of investment securities	291	517
Non-cash operating lease expense	3,382	3,107
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(6,126)	(4,355)
Other assets	(62)	—
Accounts payable	(1,394)	(1,779)
Accrued expenses	17	1,227
Operating lease liabilities	(3,571)	(1,937)
Deferred revenue	(33,193)	(9,303)
Other liabilities	(231)	227
Net cash used in operating activities	(77,304)	(58,357)
Cash flows from investing activities:
Purchases of property and equipment	(920)	(3,295)
Purchases of marketable securities	(80,134)	(30,131)
Maturities of marketable securities	55,000	135,000
Net cash (used in) provided by investing activities	(26,054)	101,574
Cash flows from financing activities:
Proceeds from sale of common shares, pre-funded warrants and warrants to purchase common shares, net of issuance costs	195,770	—
Proceeds from stock option exercises	483	3,354
Other	—	(10)
Net cash provided by financing activities	196,253	3,344
Net increase in cash, cash equivalents and restricted cash	92,895	46,561
Cash, cash equivalents and restricted cash, beginning of period	215,333	162,856
Cash, cash equivalents and restricted cash, end of period	$308,228	$209,417
Supplemental disclosure of non-cash items:
Property and equipment purchases in accounts payable and accrued expenses	$—	$635
Offering costs in accrued expenses	$445	—
Supplemental cash flow information:
Cash paid for interest	$1,836	$992

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of the Business

Scholar Rock Holding Corporation (the “Company”) is a biopharmaceutical company focused on the discovery and development of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role. The Company’s novel understanding of the molecular mechanisms of growth factor activation enabled the development of a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target the precursor, or latent, forms of growth factors. The Company’s first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-directed therapy for the treatment of spinal muscular atrophy (“SMA”). The Company is conducting SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with non-ambulatory Type 2 and Type 3 SMA. In June 2022, the Company announced 24-month efficacy and safety extension data of apitegromab in patients with Type 2 and Type 3 SMA from the Phase 2 TOPAZ proof-of-concept clinical trial. The Company’s second product candidate, SRK-181, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor (“CPI”) therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies. SRK-181 is a highly selective inhibitor of the activation of latent transforming growth factor beta-1 (“TGFβ1”) that is being investigated in the Company’s Phase 1 DRAGON proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit primary resistance to anti-PD-(L)1 antibodies. The DRAGON trial consists of two parts: Part A (dose escalation of SRK-181 as a single-agent or in combination with an approved anti-PD-(L)1 therapy) and Part B (dose expansion evaluating SRK-181 in combination with an approved anti-PD- (L)1 antibody therapy). Part B encompasses five cohorts, including urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, clear cell renal cell carcinoma and other solid tumors and commenced in 2021. Additionally, the Company continues to create a pipeline of product candidates to deliver novel therapies to underserved patients suffering from a wide range of serious diseases, including neuromuscular disorders, cancer, and fibrosis. The Company was originally formed in May 2012. Its principal offices are in Cambridge, Massachusetts.

Since its inception, the Company’s operations have focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect, as well as establishing the Company’s intellectual property portfolio and performing research and development activities. The Company has primarily financed its operations through various equity financings, including the sale of common stock, common warrants and pre-funded warrants in June 2022 (Note 6), as well as research and development collaboration agreements and the Company’s debt facility (Note 9).

Revenue generation activities have been limited to two collaborations, both containing research services and the issuance of a license. The first agreement, executed in 2013, was with Janssen Biotech, Inc. (“Janssen”), a subsidiary of Johnson & Johnson and was terminated in July 2022. The second agreement, the Gilead Collaboration Agreement with Gilead Sciences, Inc. (“Gilead”), was in effect between December 2018 and January 2022. No revenues have been recorded from the sale of any commercial product.

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company’s product candidates. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash, cash equivalents, and marketable securities at June 30, 2022 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date these financial statements are issued.

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

Cash, Cash Equivalents and Restricted Cash

The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statement of cash flows (in thousands):

	As of June 30,
	2022	2021
Cash and cash equivalents	$305,730	$206,919
Restricted cash	2,498	2,498
	$308,228	$209,417

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

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$101,816	$101,816	$—	$—
Marketable securities:
U.S. Treasury obligations	64,958	64,958	—	—
Total assets	$166,774	$166,774	$—	$—

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$188,493	$188,493	$—	$—
Marketable securities:
U.S. Treasury obligations	40,159	40,159	—	—
Total assets	$228,652	$228,652	$—	$—

Cash, cash equivalents and marketable securities are Level 1 assets and include investments in money market funds and U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 as of June30, 2022 and December 31, 2021. There were no transfers of assets between fair value measurement levels during the three and six months ended June 30, 2022 or 2021.

The carrying amounts reflected in the balance sheets for prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at June 30, 2022 and December 31, 2021, due to their short-term nature.

The Company believes the terms of its debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company's debt approximates its fair value based on Level 3 of the fair value hierarchy.

4. Marketable Securities

The following table summarizes the Company’s investments as of June 30, 2022 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$65,037	—	(79)	$64,958
Total available-for-sale securities	$65,037	$—	$(79)	$64,958

The following table summarizes the Company’s investments as of December 31, 2021 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$40,194	$—	$(35)	$40,159
Total available-for-sale securities	$40,194	$—	$(35)	$40,159

The aggregate fair value of marketable securities with unrealized losses was $65.0 million and $30.2 million at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, five investments and three investments, respectively, were in an unrealized loss position. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may not occur until maturity.

5. Accrued Expenses

As of June 30, 2022 and December 31, 2021, accrued expenses consist of the following (in thousands):

	As of
	June 30,	December 31,
	2022	2021
Accrued external research and development expense	$8,978	$8,428
Accrued payroll and related expenses	4,982	7,147
Accrued professional and consulting expense	1,988	1,421
Accrued restructuring expense	1,363	—
Accrued other	583	460
	$17,894	$17,456

6. Common Stock

On June 17, 2022, the Company entered into a securities purchase agreement relating to the issuance and sale of an aggregate of 16,326,530 shares of its common stock, pre-funded warrants to purchase 25,510,205 shares of its common stock and associated common warrants to purchase 10,459,181 shares of its common stock. The offering price per share and associated common warrant was $4.90 and the offering price per pre-funded warrant and associated common warrant is $4.8999, which equals the per share public offering price for the common shares less the $0.0001 exercise price for each such pre-funded warrant. The pre-funded warrants are exercisable at any time and only expire when exercised in full. Each common warrant has an exercise price per share of $7.35 (150% of the offering price per share of the common stock), is immediately exercisable and will expire on December 31, 2025. Total gross proceeds of the transaction was approximately $205.0 million. The offering was made pursuant to a registration statement on Form S-3. The offering closed on June 22, 2022 and the Company received approximately $195.3 million in net proceeds, after deducting placement agent fees and estimated offering expenses. The pre-funded warrants and warrants meet the condition for equity classification and were therefore recorded as a component of stockholders’ equity within additional paid-in capital. No pre-funded warrants or warrants have been exercised as of June 30, 2022.

7. Equity-Based Compensation

The Company recorded equity-based compensation expense related to all equity-based awards, which was allocated as follows in the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development expense	$3,116	$2,847	$6,523	$4,958
General and administrative expense	3,675	3,379	7,096	5,941
	$6,791	$6,226	$13,619	$10,899

The following table summarizes the Company’s unrecognized equity-based compensation expense as of June 30, 2022:

	As of June 30, 2022
	Unrecognized Expense (in thousands)	Weighted Average Remaining Period of Recognition (years)
Restricted Stock Units	23,719	3.1
Stock Options	43,158	2.5
	$66,877

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the current year:

		Weighted
		Average Grant
	Number of Units	Date Fair Value
Restricted stock units as of December 31, 2021	314,901	$47.38
Granted	1,704,282	$11.03
Vested	(60,226)	$52.39
Forfeited	(144,330)	$25.67
Restricted stock units as of June 30, 2022	1,814,627	$14.81

The total fair value of restricted stock units vested during the six months ended June 30, 2022 was $1.0 million.

Stock Options

The following table summarizes the Company’s stock option activity for the current year:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	3,743,400	$25.55	8.06	$26,272
Granted	2,081,968	$10.71
Exercised	(42,392)	$11.37
Cancelled	(383,749)	$30.01
Outstanding as of June 30, 2022	5,399,227	$19.62	8.06	$748
Options exercisable as of June 30, 2022	2,050,517	$20.17	6.28	$—

Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the six months ended June 30, 2022 was $7.74.

The following weighted average assumptions were used in determining the fair value of options granted in the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
	2022	2021
Risk-free interest rate	2.63%	0.74%
Expected dividend yield	0.0%	0.0%
Expected term (years to liquidity)	5.83	6.21
Expected volatility	87.51%	87.89%

2022 Inducement Plan

In June 2022, the Board of Directors of the Company approved the Scholar Rock Holding Corporation 2022 Inducement Equity Plan (the “2022 Inducement Plan”). Pursuant to the terms of the 2022 Inducement Plan, the Company may grant non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards and dividend equivalent rights for up to a total of 1,000,000 shares of common stock to individuals that were not previously an employee or director of the Company or individuals returning to employment after a bona fide period of non-employment with the Company. As of June 30, 2022, no awards have been granted from the 2022 Inducement Plan.

8. Commitments and Contingencies

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

Other information related to the Company’s leases (excluding the Company’s sublease income of $0.7 million and $1.4 million for the three and six months ended June 30, 2022, respectively) is as follows (in thousands, except lease term and discount rate):

	For Three Months Ended	For Six Months Ended
	June 30,	June 30,
	2022	2022
Lease Cost:
Operating lease cost	$2,169	$4,337
Variable lease cost	528	903
Total lease cost	$2,697	$5,240

For Six Months Ended
June 30,
2022
Other information:
Operating cash flows used for operating leases	$4,527
Weighted average remaining lease term	3.0
Weighted average incremental borrowing rate	7.5%

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2022 and 2021.

9. Debt

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

10. Agreements

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

The Company recognized the revenue related to the research and development services based on a cost input method over the research term for each respective Gilead Program, which spanned from January 2019 through December 2021. In January 2022, upon Gilead’s termination of its option exercise period for all programs, the Company recognized revenue of $33.2 million attributable to the Material Rights in the Company’s consolidated statements of operations and comprehensive loss, after which all revenue related to the Gilead Collaboration Agreement had been fully recoginzed.

11. Net Loss per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding, excluding restricted common stock. The weighted average number of common shares used in the basic and diluted net loss per share calculation include the pre-funded warrants issued in connection with the Company’s November 2020 and June 2022 follow-on offerings as the pre-funded warrants are exercisable at any time for nominal cash consideration. As of June 30, 2022 no pre-funded warrants have been exercised and 27,689,692 pre-funded warrants are outstanding. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	Six Months Ended June 30,
	2022	2021
Restricted stock awards	—	9,387
Restricted stock units	1,814,627	267,481
Stock options	5,399,227	4,323,010
Warrants	10,459,181	—
	17,673,035	4,599,878

12. Restructuring

On May 16, 2022, the Company announced a reduction in workforce in connection with the restructuring of its business to prioritize and focus on its clinical stage assets. The restructuring resulted in a reduction of the Company’s workforce by 39 positions, or approximately 25%, and occurred during the second quarter of 2022. As a result, the Company recorded restructuring costs of $1.9 million related to severance benefits for the affected employees, including salary continuation, coverage of medical insurance premiums and outplacement services, of which $1.4 million was recorded to research and development expense and $0.5 million was recorded to general and administrative expenses in the three and six months ended June 30, 2022. As of June 30, 2022, $1.4 million of the total $1.9 million remains accrued, the majority of which is expected to be paid by the end of 2022. The Company also incurred $0.1 million of non-cash expense related to equity modifications associated with the extension of the post-termination option exercise period for the vested portion of the affected employees’ outstanding stock options, as well as modifications of certain restricted stock units.

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

Our first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-directed therapy for the treatment of SMA. We are conducting SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with non-ambulatory Type 2 and Type 3 SMA (which is estimated to represent the majority of the current prevalent SMA patient population in the U.S. and Europe). Apitegromab was evaluated in our Phase 2 TOPAZ proof-of-concept clinical trial for the treatment of patients with Type 2 and Type 3 SMA. In June 2022, we announced 24-month efficacy and safety extension data of apitegromab from TOPAZ, and presented at the Cure SMA Research & Clinical Care Meeting (see Recent Developments). Additionally, positive 12-month top-line results were announced in April 2021, and presented at Cure SMA Virtual Conference in June 2021, showing apitegromab’s transformative potential. From June 2021 to June 2022, we announced supportive data from additional exploratory analyses from the Phase 2 TOPAZ clinical trial at various medical congresses, including those of the World Muscle Society and the Muscular Dystrophy Association, among others. The U.S. Food and Drug Administration (“FDA”) granted Fast Track designation, Rare Pediatric Disease designation and Orphan Drug Designation to apitegromab for the treatment of SMA in May 2021, August 2020 and March 2018, respectively. The European Medicines Agency (“EMA”) granted PRIority MEdicines (“PRIME”) designation in March 2021 and the European Commission (“EC”) granted Orphan Medicinal Product designation in December 2018 to apitegromab for the treatment of SMA.

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

Since inception, we have incurred significant operating losses. Our net losses were $52.0 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $428.1 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future in performing our ongoing activities, as we:

●	continue development activities for apitegromab, including the ongoing extension phase of our Phase 2 TOPAZ clinical trial and conduct of our Phase 3 SAPPHIRE pivotal clinical trial in SMA and open-label extension study of apitegromab and associated drug supply;
●	continue research and development activities for SRK-181, including the conduct of our Phase 1 DRAGON proof of concept clinical trial;
●	continue to discover, validate and develop additional product candidates through the use of our proprietary platform;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional research, development and business personnel; and
●	continue to build the infrastructure to support our operations as a public company.

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

Recent Developments

TOPAZ 24-month analysis

On June 17, 2022, we announced new data from the Phase 2 TOPAZ trial extension period evaluating patient outcomes after 24-months of treatment, which support sustained and continued improvement with apitegromab for non-ambulatory patients with Types 2 and 3 SMA receiving an SMN therapy.

TOPAZ evaluated apitegromab across a broad age range (2-21 years) of patients with Types 2 and 3 SMA. All 35 non-ambulatory patients (Cohorts 2 and 3) and 12 of 23 ambulatory patients (Cohort 1) were receiving nusinersen maintenance therapy. The primary efficacy endpoint for the non-ambulatory population was mean change from baseline in Hammersmith Functional Motor Scale Expanded (HFMSE). Additional endpoints included mean change from baseline in Revised Upper Limb Module (RULM), an assessment specifically designed for upper limb function in patients with SMA. The HFMSE is a validated measure for the assessment of gross motor function in SMA, while the RULM is validated to evaluate upper limb motor performance by evaluating tasks which correspond to the ability to perform various everyday activities with their hands and arms.

For this 24-month evaluation, an observed case analysis was conducted, which pooled all the non-ambulatory patients (Cohorts 2 and 3) and was based upon the available data for given timepoints. This analysis population included patients receiving either low dose (2 mg/kg) or high dose (20 mg/kg) apitegromab (inclusive of patients in Cohort 3 who switched from 2 mg/kg to 20 mg/kg in Year 2) and did not exclude any patients who had missed apitegromab doses due to study site access restrictions from COVID-19.

Non-ambulatory patients (age range of 2 to 21 years old) with valid HFMSE assessments had sizable, sustained gains in HFMSE scores at 24 months from baseline (prior to first dose of apitegromab), while RULM scores continued to increase at 24 months. The mean change from baseline results for non-ambulatory patients showed:

* Three patients in the non-ambulatory group underwent scoliosis surgery in year 2, which has been reported to negatively impact HFMSE scores for a considerable period afterwards. This analysis excluded post-surgery data of these patients.

Dose response continued to be observed across the 24 months of apitegromab administration based upon HFMSE scores and pharmacodynamic data (target engagement as measured by serum latent myostatin concentrations), with signs that that there may be further HFMSE increases as non-ambulatory patients originally receiving the low dose switched to the high dose treatment.

Data at 24-months for ambulatory patients with Type 3 SMA (Cohort 1) suggest stability of Revised Hammersmith Scale (RHS) scores in patients receiving 20 mg/kg of apitegromab and nusinersen. The mean RHS change from baseline at 24-months was -0.7 points (95% CI: -3.1, 1.7) for the apitegromab and nusinersen subgroup (n=10) and -2.8 points (95% CI: -8.4, 2.8) for the apitegromab monotherapy subgroup (n=11). A subset of individuals in Cohort 1 (n=21) had RHS improvements, as reflected by 42.9% (9/21) and 23.8% (5/21) of patients having ≥1-point and ≥3-point RHS increases from baseline at 24 months respectively.

Of the 55 patients who completed the 24-month TOPAZ extension period, 54 have opted to continue treatment in the 36-month extension period.

Consistent with the 12-month safety data, no serious safety risks were identified as part of the analysis of the cumulative 24-month data. The incidence and severity of adverse events were consistent with the underlying patient population and background therapy. The five most common treatment-emergent adverse events (TEAEs) were headache, pyrexia, upper respiratory tract infection, cough, and nasopharyngitis. No deaths or serious adverse reactions have been observed with apitegromab. A total of 14 serious TEAEs have been reported over the 24-month treatment period, all assessed by the respective trial investigator as unrelated to apitegromab.

Overall safety and tolerability profile over 24 months of apitegromab treatment:

●	The incidence and types of treatment-emergent adverse events (AEs) were consistent with the underlying disease or nusinersen therapy
●	The five most common treatment-emergent AEs were headache, pyrexia, upper respiratory tract infection, cough, and nasopharyngitis
●	No deaths or suspected unexpected serious adverse reactions (SUSARs) reported
●	Adverse events continue to be reported as mostly mild to moderate in severity, as observed in the 12-month analysis
●	No serious safety risks identified to date
●	Fourteen patients experienced a serious TEAE, all assessed by the respective trial investigator as unrelated to apitegromab:
●	One patient treated with 2 mg/kg dose (Cohort 3) was hospitalized due to adenoidal hypertrophy and tonsillar hypertrophy to perform scheduled adenotonsillectomy (Grade 2). Events resolved without sequelae.
●	Two patients treated with 20 mg/kg dose (both Cohort 1) presented with gait inability considered a significant disability (both Grade 3). Events remain ongoing.
●	One patient treated with 20 mg/kg dose (Cohort 1) was hospitalized with post lumbar puncture syndrome (Grade 2). Event resolved without sequelae.
●	One patient treated with 20 mg/kg dose (Cohort 1) was hospitalized due to viral upper respiratory tract infection (Grade 2). Event resolved without sequelae.
●	Five patients treated with 20 mg/kg dose (one from Cohort 1, three from Cohort 2, and one from Cohort 3) were hospitalized for spinal fusion surgery/ scoliosis/ scoliosis surgery (all Grade 3). All events resolved without sequelae.
●	One patient treated with 20 mg/kg dose (Cohort 1) was hospitalized due to bilateral developmental hip dysplasia and left hip dislocation (both Grade 3). Events resolved without sequelae.
●	One patient treated with 2 mg/kg dose (Cohort 3) was hospitalized due to hip dislocation (Grade 3). Event resolved with sequelae (anxiety and post-operative pain).
●	One patient treated with 20 mg/kg dose (Cohort 3) was hospitalized due to respiratory syncytial virus infection (Grade 2). Events resolved without sequelae.
●	One patient treated with 2 mg/kg dose (Cohort 3) was hospitalized due to vomiting and pneumonia (Grade 3). Events resolved without sequelae.
●	Four patients presented with non-serious Grade 3 events, all assessed by the respective trial investigator as unrelated to apitegromab:
●	One patient treated with 20 mg/kg dose (Cohort 1) presented with post lumbar puncture syndrome. Event resolved without sequelae.
●	One patient treated with 20 mg/kg dose (Cohort 2) presented with worsening of scoliosis. Event resolved (with surgery, reported as serious, above) without sequelae.
●	One patient treated with 20 mg/kg dose (Cohort 2) presented with osteopenia. Events remains ongoing.
●	One patient treated with 2 mg/kg (Cohort 3) presented with two instances of hypoglycemia and one instance of metabolic acidosis. All events resolved without sequelae.

●	One patient (Cohort 1) discontinued from the trial due to Grade 2 muscle fatigue that started prior to initiation of dosing with study drug; assessed by the trial investigator as unrelated to apitegromab.

Restructuring

In May 2022, we announced a reduction in workforce in connection with the restructuring of our business to prioritize and focus on our clinical stage assets. The restructuring resulted in a reduction of our workforce by 39 positions, or approximately 25%, and occurred during the second quarter of 2022. As a result, we recorded restructuring costs of $1.9 million in the three and six months ended June 30, 2022, related to severance benefits for the affected employees, including salary continuation, coverage of medical insurance premiums and outplacement services. We also incurred $0.1 million of non-cash expense related to equity modifications associated with the extension of the post-termination option exercise period for the vested portion of the affected employees’ outstanding stock options, as well as modifications of certain restricted stock units. All the employees affected by the restructuring plan were notified and provided with their severance benefits offers in the second quarter of 2022, although severance benefits payments associated with the restructuring plan will continue past the end of the second quarter of 2022. Each affected employee’s eligibility for the severance benefits was contingent upon such employee’s execution (without revocation, as applicable) of a separation agreement, which includes a general release of claims against us and affiliated persons and entities.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic (the “COVID-19 pandemic”), which continues to spread throughout the U.S. and worldwide. We have been and could continue to be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the COVID-19 pandemic. The ultimate extent of the impact of any epidemic, pandemic, outbreak, or other public health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or other public health crisis and actions taken to contain or prevent the further spread, including the development and deployment of any vaccine program. Accordingly, we cannot predict the extent to which our business, including our clinical trials, financial condition and results of operations will be affected. As a result of the COVID-19 pandemic, we have experienced disruptions that have impacted our business, preclinical studies and clinical trials, including disruptions or restrictions on our ability to access and monitor certain clinical trial sites, restrictions on clinical trial participants’ ability to access our clinical trial sites and delays in enrollment. Some clinical trial participants have missed or experienced delays in receiving doses of study drug and completing their clinical trial assessments. For example, four patients (one in Cohort 2 and three in Cohort 3) of the TOPAZ clinical trial each missed three doses of apitegromab over the course of the 12-month treatment period due to COVID-19-related site access restrictions. This has affected our clinical trials and could result in further impacts, including delays in or adverse impacts to data readouts from our clinical trials and delays in our ability to identify and enroll patients in current or future clinical trials and decisions by enrolled patients to discontinue from our clinical trials due to COVID-19 related concerns. While our laboratory operations have resumed to near-normal capacity, we may continue to experience challenges in procuring materials and supplies, as well as research services from our vendors in a consistently timely manner due to COVID-19 related supply chain issues. Some of our third-party manufacturers have diverted resources or manufacturing capacity to accommodate the development or manufacture of COVID-19 vaccines. Although this has not yet had an impact on our ability to produce sufficient quantities of apitegromab or SRK-181 for our clinical trials, we continue to work closely with our third-party manufacturers to mitigate potential impacts to our clinical supply chain. In addition, delays in the development of COVID-19 vaccines or the deployment of vaccines which are approved or otherwise authorized for emergency use, a recurrence or “subsequent waves” of COVID-19 cases, or the discovery of vaccine-resistant COVID-19 variants could cause other widespread or more severe impacts. We continue to monitor developments as we adjust to the disruptions and uncertainties relating to the COVID-19 pandemic.

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

Revenue associated with the research and development and license performance obligations relating to the Gilead Programs was recognized as revenue using an input method as the research and development services were provided over the research term, which was during the period January 2019 through December 2021. The input method was based on the costs that were incurred on each Gilead Program and the costs that were expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurred over time. In management’s judgment, this input method was the best measure of progress towards satisfying the performance obligations. We evaluated the measure of progress each reporting period and, if necessary, adjusted the measure of performance and related revenue recognition. The estimate of remaining costs was highly subjective, as the research was novel, therefore efforts to be successful may have been significantly different than the estimated costs made at each balance sheet date. The amounts of revenue allocated to the three material rights provided by the options was to be deferred on the Company’s consolidated balance sheet until either exercise or termination of the respective options. In January 2022, Gilead agreed that its option exercise period for all programs had been terminated. The remaining $33.2 million of deferred revenue associated with the materials rights provided by the options was recognized as revenue during the three months ended March 31, 2022. As of January 31, 2022 all revenue related to the Gilead Collaboration Agreement has been recognized.

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

As a result of our reduction in force, we expect our employee related expenses to decline in the second half of the year compared to the first half of the year.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense incurred on our credit facility, including amortization of debt discount and debt issuance costs, partially offset by interest income earned on our cash, cash equivalents and marketable securities.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2022	2021	$	%
Revenue	$—	$4,595	$(4,595)	(100.0)%
Operating expenses:
Research and development	32,073	25,603	6,470	25.3%
General and administrative	11,074	9,265	1,809	19.5%
Total operating expenses	43,147	34,868	8,279	23.7%
Loss from operations	(43,147)	(30,273)	(12,874)	42.5%
Other income (expense), net	(853)	(434)	(419)	96.5
Net loss	$(44,000)	$(30,707)	$(13,293)	43.3%

Revenue

Revenue was $0 and $4.6 million for the three months ended June 30, 2022 and June 30, 2021, respectively, a decrease of $4.6 million or 100.0%. The revenue for the three months ended June 30, 2021 was related to the Gilead Collaboration Agreement executed in December 2018. Revenue associated with the research and development and license performance obligations relating to the Gilead Programs was recognized as the research and development services were provided using a cost input method and was fully recognized as of December 31, 2021. In January 2022, upon Gilead’s termination of its option exercise period for all programs, revenue of $33.2 million attributable to the material rights was recognized, after which all revenue related to the Gilead Collaboration Agreement had been fully recognized.

Operating Expenses

Research and Development

Research and development expense was $32.1 million and $25.6 million for the three months ended June 30, 2022 and June 30, 2021, respectively, an increase of $6.5 million or 25.3%. The following table summarizes our research and development expense for the three months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2022	2021	$	%
External costs by program
Apitegromab	$11,395	$8,626	$2,769	32.1%
SRK-181	2,928	1,653	1,275	77.1%
Other early development candidates and unallocated costs	1,553	3,418	(1,865)	(54.6)%
Total external costs	15,876	13,697	2,179	15.9%
Internal costs:
Employee compensation and benefits	11,987	7,832	4,155	53.1%
Facility and other	4,210	4,074	136	3.3%
Total internal costs	16,197	11,906	4,291	36.0%
Total research and development expense	$32,073	$25,603	$6,470	25.3%

The increase in research and development expense was primarily attributable to the following:

●	An increase in our external research and development costs of $2.2 million, which primarily consisted of:
o	$2.8 million increase in costs associated with apitegromab primarily due to clinical trial costs, particularly the conduct of our Phase 3 SAPPHIRE clinical trial;
o	$1.3 million increase in costs associated with SRK-181, due primarily to costs associated with our clinical drug supply manufacturing; and
o	$1.9 million decrease in other early development candidates and unallocated costs, which is mostly related to prior year expense associated with the purchase of our customized antibody display library from Specifica.

●	$4.3 million increase in internal research and development costs, which was primarily driven by an increase in employee compensation and benefits costs, including severance expense associated with the May 2022 restructuring.

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

General and Administrative

General and administrative expense was $11.1 million and $9.3 million for the three months ended June 30, 2022 and June 30, 2021, respectively, an increase of $1.8 million or 19.5%. The increase in general and administrative expense was primarily attributable to an increase of $1.6 million in employee compensation and benefits, including severance expense associated with the May 2022 restructuring.

As a result of our reduction in force, we expect our employee related expenses to decline in the second half of the year compared to the first half of the year. However, as described above in “COVID-19 Pandemic”, the ultimate extent of the impact of the COVID-19 pandemic on our results of operations will depend on future developments, which are highly uncertain. Accordingly, we cannot fully predict the extent to which our business and results of operations will be affected.

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to an increase in interest expense related to the Loan and Security Agreement, as Tranche 2 was received in December 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2022	2021	$	%
Revenue	$33,193	$9,303	$23,890	256.8%
Operating expenses:
Research and development	61,439	48,152	13,287	27.6%
General and administrative	21,834	18,631	3,203	17.2%
Total operating expenses	83,273	66,783	16,490	24.7%
Loss from operations	(50,080)	(57,480)	7,400	(12.9)%
Other income (expense), net	(1,870)	(898)	(972)	108.2%
Net loss	$(51,950)	$(58,378)	$6,428	(11.0)%

Revenue

Revenue was $33.2 million and $9.3 million for the six months ended June 30, 2022 and June 30, 2021, respectively, an increase of $23.9 million or 257.0%. The revenue for the six months ended June 30, 2022 and 2021 was related to the Gilead Collaboration Agreement executed in December 2018. Revenue associated with the research and development and license performance obligations relating to the Gilead Programs was recognized as the research and development services were provided using a cost input method and was fully recognized as of December 31, 2021. In January 2022, upon Gilead’s termination of its option exercise period for all programs, revenue of $33.2 million attributable to the material rights was recognized, after which all revenue related to the Gilead Collaboration Agreement had been fully recognized.

Operating Expenses

Research and Development

Research and development expense was $61.4 million and $48.2 million for the six months ended June 30, 2022 and June 30, 2021, respectively, an increase of $13.3 million or 27.6%. The following table summarizes our research and development expense for the six months ended June 30, 2022 and 2021 (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2022	2021	$	%
External costs by program:
Apitegromab (SRK-015)	$20,861	$15,620	$5,241	33.6%
SRK-181	5,168	4,095	1,073	26.2%
Other early programs and unallocated costs	3,495	4,392	(897)	(20.4)%
Total external costs	29,524	24,107	5,417	22.5%
Internal costs:
Employee compensation and benefits	23,322	15,640	7,682	49.1%
Facility and other	8,593	8,405	188	2.2%
Total internal costs	31,915	24,045	7,870	32.7%
Total research and development expense	$61,439	$48,152	$13,287	27.6%

The increase in research and development expense was primarily attributable to the following:

●	An increase in our external research and development costs of $5.4 million, which primarily consisted of:
o	$5.2 million increase in costs associated with apitegromab, primarily due to clinical trial costs, particularly the conduct of our Phase 3 SAPPHIRE clinical trial;
o	$1.1 million increase in costs associated with SRK-181, due primarily to costs associated with our clinical drug supply manufacturing; and
o	$0.9 million decrease in other early development candidates and unallocated costs, which is mostly related to prior year expense associated with the purchase of our customized antibody display library from Specifica.

●	$7.9 million increase in internal research and development costs, which was primarily driven by an increase in employee compensation and benefits costs, including severance expense associated with the May 2022 restructuring and non-cash equity-based compensation expense.

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

General and Administrative

General and administrative expense was $21.8 million and $18.6 million for the six months ended June 30, 2022 and June 30, 2021, respectively, an increase of $3.2 million or 17.2%. The increase in general and administrative expense was primarily attributable to an increase of $2.9 million in employee compensation and benefits, including severance expense associated with the May 2022 restructuring and non-cash equity-based compensation expense.

As a result of our reduction in force, we expect our employee related expenses to decline in the second half of the year compared to the first half of the year. However, as described above in “COVID-19 Pandemic”, the ultimate extent of the impact of the COVID-19 pandemic on our results of operations will depend on future developments, which are highly uncertain. Accordingly, we cannot fully predict the extent to which our business and results of operations will be affected.

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to an increase in interest expense related to the Loan and Security Agreement, as Tranche 2 was received in December 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any product revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of our convertible preferred stock and units in private placements before our IPO, and sale of our common stock through our IPO, to Gilead in an exempt private placement, through multiple secondary public offerings and through an at-the-market (“ATM”) sale, as well as payments from our research collaborations and the Loan and Security Agreement entered into in October 2020.

The following table provides information regarding our total cash, cash equivalents and marketable securities at June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$305,730	$212,835
Marketable securities	64,958	40,159
Total cash, cash equivalents and marketable securities	$370,688	$252,994

During the six months ended June 30, 2022, our cash, cash equivalents and marketable securities balance increased by approximately $117.7 million. The change was primarily the result of net proceeds from an equity offering completed in June 2022, partially offset by cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our primary product candidates and supported our internal research and development efforts, capital purchases, and interest payments on our debt.

In June 2022, we entered into a securities purchase agreement relating to the issuance and sale of an aggregate of 16,326,530 shares of our common stock, pre-funded warrants to purchase up to 25,510,205 shares of our common stock and associated common warrants to purchase up to 10,459,181 shares of our common stock. The offering price per share and associated common warrant was $4.90 and the offering price per pre-funded warrant and associated common warrant is $4.8999, which equals the per share public offering price for the common shares less the $0.0001 exercise price for each such pre-funded warrant and associated common warrant.  Each common warrant has an exercise price per share of $7.35 (150% of the offering price per share of the common stock). Total gross proceeds of the transaction was approximately $205.0 million. Upon the offering closing, we received approximately $195.3 million in net proceeds, after deducting placement agent fees and expenses and estimated offering expenses.

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

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(77,304)	$(58,357)
Net cash (used in) provided by investing activities	(26,054)	101,574
Net cash provided by financing activities	196,253	3,344
Net increase in cash, cash equivalents and restricted cash	$92,895	$46,561

Net Cash Used in Operating Activities

Net cash used in operating activities was $77.3 million for the six months ended June 30, 2022, and consisted of our net loss of $52.0 million, changes in our assets and liabilities of $44.5 million, partially offset by non-cash adjustments of $19.2 million. The changes in our assets and liabilities includes a $33.2 million change in deferred revenue related to the Gilead collaboration, which relates to the recognition of revenue associated with the material rights provided by the options. The non-cash adjustments are primarily from equity-based compensation.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $26.1 million for the six months ended June 30, 2022 compared to net cash provided by investing activities of $101.6 million for the six months ended June 30, 2021. Net cash used in and provided by investing activities for both periods was primarily associated with transactions involving our marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $196.3 million for the six months ended June 30, 2022 compared to $3.3 million for the six months ended June 30, 2021. Net cash provided by financing activities for the six months ended June 30, 2022 was primarily attributable to net proceeds from an equity offering completed in June 2022. Net cash provided by financing activities for the six months ended June 30, 2021 was primarily attributable to proceeds from stock option exercises.

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

We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2025. However, we will require additional capital in order to complete clinical development and commercialization for each of our current programs. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

●	the costs and timing of developing our product candidates, apitegromab and SRK-181, including our Phase 3 SAPPHIRE pivotal clinical trial for apitegromab in SMA, the extension phase of our Phase 2 TOPAZ clinical trial for apitegromab in SMA, the open-label extension study for apitegromab and the Phase 1 DRAGON clinical trial for SRK-181, and the costs and timing of conducting future preclinical studies and clinical trials, including on account of the COVID-19 pandemic and its impact at clinical trial sites;
●	the costs of future manufacturing of apitegromab, SRK-181 and any other product candidates; including impacts from the COVID-19 pandemic and its impact at our contract manufacturers;
●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
●	the costs of identifying and developing, or in-licensing or acquiring, additional product candidates and technologies;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements, license agreements, or other agreements we might have at such time;
●	the costs of seeking marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the costs associated with our reduction in workforce and restructuring plan;
●	our headcount growth and associated costs as we expand our business operations and research and development activities;
●	the costs of supporting our infrastructure and facilities, including equipment and physical infrastructure to support our research and development; and
●	the costs of operating as a public company.

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

Our management, with the participation of our interim chief executive officer (principal executive officer) and chief financial officer (principal financial and accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report. Based upon such evaluation, our interim chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

Risks Related to Product Development and Regulatory Approval

●	Product development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of apitegromab, SRK-181, or any future product candidates.
●	Our business may be materially and adversely affected by pandemics such as the ongoing COVID-19 pandemic. The COVID-19 pandemic has had, and will likely continue to have, an impact on our business and operations, including clinical trial data and activities.
●	The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later-stage clinical trials.
●	Interim, initial and preliminary results from our clinical trials that we announce or publish from time to time may change (e.g. from positive efficacy results to poor or negative efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.
●	The data from our clinical trials, including from any future clinical trials conducted by us or any of our collaborators, may reveal significant adverse events not seen in our preclinical studies or earlier clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
●	We rely on third parties to conduct our clinical trials and to conduct certain aspects of our preclinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may be delayed or unable to receive regulatory approval of or commercialize any potential product candidates, and our business could be materially harmed.
●	The regulatory approval process for our product candidates in the U.S., EU, UK and other jurisdictions will be lengthy, time-consuming and inherently unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.

●	The FDA, EMA or regulatory authorities in other jurisdictions may disagree with our development plans and we may fail to receive or be delayed in receiving regulatory approval of our product candidates.
●	We have received Orphan Drug designation from the FDA for apitegromab for the treatment of SMA and the EC granted Orphan Medicinal Product designation to apitegromab for the treatment of SMA. We may seek Orphan Drug designation from regulatory authorities in other jurisdictions for apitegromab and Orphan Drug designation from the FDA, EC or regulatory authorities in other jurisdictions for our future product candidates. In any of these instances, we may not receive the requested designation or we may be unable to realize the benefits associated with Orphan Drug designation, including the potential for market exclusivity.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to develop our product pipeline and receive regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

Risks Related to Manufacturing and Supply

●	Because we rely on third-party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials, and, if approved, commercial materials, may become limited or interrupted or may not be of satisfactory quantity or quality.

Risks Related to Our Business and Operations

●	Our restructuring and the associated workforce reduction announced in May 2022 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
●	We will need to continue to grow our organization in certain areas, including our personnel, systems and relationships with third parties, in order to develop our drug candidates.
●	Our executives and highly skilled technical and managerial personnel are critical to our business. If we lose key personnel, have transition in management, or if we fail to recruit additional highly skilled personnel, our ability to further develop apitegromab and SRK-181, and our operations may be impaired.
●	Failure by us or any of our employees, independent contractors, consultants, commercial partners or vendors to comply with applicable laws and regulations could negatively affect our business and operations.

Risks Related to Intellectual Property

●	Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
●	We depend on intellectual property licensed from third parties. Failure to comply with our obligations under any of these licenses or termination of any of these licenses could result in the loss of significant rights, which would harm our business.

Risks Related to Our Financial Condition and Capital Requirements

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
●	We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of apitegromab, SRK-181 and any future product candidates.

Risks Related to Our Common Stock

●	Our stock price is volatile and various factors could make our stock less attractive to investors.

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

The results of preclinical studies and early-stage clinical trials may not be predictive of the results of future, later-stage clinical trials. Preclinical studies and early-stage clinical trials are primarily designed to study PK and PD, understand the side effects of product candidates, and evaluate various doses and dosing schedules. Our current or future product candidates may demonstrate different chemical, biological and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Product candidates in later-stages of clinical trials may fail to show desired pharmacological properties or produce positive safety and efficacy results despite having progressed through preclinical studies and early-stage clinical trials. We completed a Phase 1 trial for apitegromab in healthy adult volunteers and the Phase 2 TOPAZ proof-of-concept trial for the treatment of patients with Type 2 and Type 3 SMA. In April 2021, we announced positive twelve-month top-line results from the Phase 2

TOPAZ clinical trial and from June 2021 to June 2022, we announced supportive data from additional exploratory analyses at various medical congresses. In June 2022, we announced 24-month efficacy and safety extension data of apitegromab in patients with Type 2 and Type 3 SMA from the TOPAZ Phase 2 clinical trial, and presented at the Cure SMA Research & Clinical Care Meeting. In January 2022, we initiated our Phase 3 SAPPHIRE clinical trial of apitegromab for the treatment of patients with Type 2 and Type 3 SMA. In November 2021, we presented interim clinical data from Part A of our Phase 1 DRAGON trial in cancer immunotherapy, at the Society for Immunotherapy of Cancer’s Annual Meeting. We cannot assure you that the Phase 1 DRAGON trial or any other future clinical trials of SRK-181 or apitegromab will show positive results. There can be no assurance that any of our current clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There can also be no assurance that any of our future clinical trials will show similar results to our earlier clinical trials or support further development or registration of any of our product candidates. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

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

If significant adverse events or other side effects are observed in any of our clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. Patients in our clinical trials may develop levels of anti-drug antibodies which could limit the potential efficacy of our product candidates or trigger hypersensitivity reactions or other adverse effects. We, the FDA, the competent authorities and/or ethics committees of the EU Member States or other applicable regulatory authorities for their jurisdictions, or an IRB for their site(s) may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects.

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

The regulatory approval process for our product candidates in the U.S., EU and other jurisdictions will be lengthy, time-consuming and inherently unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.

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

Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if, among other things, it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the EU, after a recommendation from the EMA’s Committee for Orphan Medicinal Products (“COMP”), the EC grants orphan designation to promote the development of products that are (a) intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU, or (b) for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the medicinal product in the EU would generate sufficient return to justify the necessary investment in developing the medicinal product. Additionally, the orphan designation requires that there is no satisfactory method of diagnosis, prevention or treatment of the condition authorized for marketing in the EU, or, if such a method exists, the medicinal product must be of significant benefit to those affected by the condition. Any orphan designation that we are granted for our product candidates in the U.S. or in the EU would not assure orphan designation of those product candidates in any other jurisdiction. Orphan designation neither shortens the development time or regulatory review time of a product candidate, nor gives the product candidate any advantage in the regulatory review or approval process (other than as discussed below).

In the U.S., Orphan Drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity for that indication. Orphan drug exclusivity means the FDA may not approve another application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. In the EU, orphan designation entitles a party to scientific assistance regarding necessary tests and trials, financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following grant of marketing authorization for the medicinal product if the criteria for orphan designation continue to be met before the grant of the marketing authorization. This period may be reduced to six years if, at the end of the fifth year, it is determined that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

We have received Orphan Drug designation from the FDA for apitegromab for the treatment of SMA, and following the EMA’s COMP’s positive opinion, the EC designated apitegromab as an orphan medicinal product for the treatment of SMA. Even if we receive orphan drug exclusivity, the benefit of that exclusivity may be limited if we seek approval for an indication broader than the orphan-designated indication or could be revoked under certain circumstances, for example if the FDA later determines that the request for designation was materially defective or that we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we receive orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition during the exclusivity period because different drugs with different active moieties can be approved for the same condition, and the same product can be approved for different uses. Also, in the U.S., even after an orphan drug is approved and receives orphan drug exclusivity, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug, including because it has been shown to be clinically superior to the drug with exclusivity because it is safer, more effective or makes a major contribution to patient care. In the EU, marketing authorization may be granted to a similar medicinal product to an authorized orphan product for the same orphan indication if:

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

On June 23, 2016, the UK held a referendum in which a majority of voters approved an exit from the EU, or Brexit, and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, UK has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in the UK therefore currently aligns in the most part with EU regulations, however it is possible that these regimes will diverge in future now that the UK’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. For example, the new Clinical Trials Regulation which became effective in the EU on January 31, 2022 and provides for a streamlined clinical trial application and assessment procedure covering multiple EU Member States has not been implemented into UK law, and a separate application will need to be submitted for clinical trial authorization in the UK. The long-term effects of Brexit will depend in part on how the terms of the TCA continue to take effect in practice and the terms of any further agreements the UK makes with the EU. Such a withdrawal from the EU is unprecedented, and it is unclear how the restrictions on the UK’s access to the European single market for goods, capital, services and labor, or single market, and the wider commercial, legal and regulatory environment, will impact our future operations and clinical activities in the UK in the long term.

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

We have conducted our Phase 2 TOPAZ clinical trial of apitegromab in the European Economic Area (“EEA”), are conducting our Phase 3 SAPPHIRE clinical trial of apitegromab in the EEA and the UK, and may conduct future clinical trials in the EEA or the UK and therefore may be subject to additional privacy laws. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the U.S., providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, where required reporting security breaches involving personal data to the competent national data protection authority and affected individuals, where required, appointing data protection officers, where required conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the EC has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

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

In addition, many states in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Further, in some cases where we process sensitive and personal information of individuals from numerous states, we may find it necessary to comply with the most stringent state laws applicable to any of the information. For example, California recently enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. While there are currently exceptions for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. We continue to monitor the impact that the state consumer privacy and protection law, like the CCPA may have on our business activities. See the section in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 entitled “Business – Government Regulation – European Data Collection and State Privacy Laws.”

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

We are a biopharmaceutical company formed in 2012 and our operations to date have been focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. We have not yet demonstrated the ability to progress any of our product candidates through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the six months ended June 30, 2022 and 2021, we reported a net loss of $52.0 million and $58.4 million, respectively. As of June 30, 2022, we had an accumulated deficit of $428.1 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, apitegromab and SRK-181, and any future product candidates.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, including clinical trials for apitegromab and SRK-181 and preclinical studies and clinical trials for any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of June 30, 2022, we had approximately $370.7 million in cash, cash equivalents and marketable securities. In June 2022, we sold shares of common stock, pre-funded warrants to purchase shares of our common stock and warrants to purchase shares of our common stock through a registered direct offering for net proceeds of approximately $195.3 million, after deducting placement agent fees and estimated offering expenses. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2022, will be sufficient to fund our operating expenses and capital expenditure requirements into 2025. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Additionally, any program setbacks or delays due to changes in federal or state laws or clinical site or clinical vendor policies as a result of the COVID-19 pandemic could impact our programs and increase our expenditures. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for apitegromab, SRK-181 or any future product candidate at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of apitegromab, SRK-181 or one or more of our future product candidates or other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

As of June 30, 2022, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 13.9% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We have issued a substantial number of warrants and equity awards from our equity plans which are exercisable into shares of our common stock which could result in substantial dilution to the ownership interests of our existing stockholders.

As of June 30, 2022, approximately 10,459,181 shares of our common stock were reserved for issuance upon exercise or conversion of outstanding warrants. Additionally, 7,213,854 shares of our common stock were reserved for issuance upon exercise of outstanding stock options and vested restricted stock units. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price. We also have 27,689,692 shares of our common stock reserved for issuance upon exercise of pre-funded warrants, which are already included in our calculation of our weighted average common shares outstanding.

Sales of a substantial number of shares of our common stock in the public market after the registered direct offering of June 2022 could cause our stock price to fall.

We sold 16,326,530 shares of common stock and pre-funded warrants to purchase 25,510,205 shares of common stock in our June 2022 registered direct offering. The sales of a substantial number of the shares and/or the exercise and sale of a substantial number of the pre-funded warrants in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the sale of substantial amounts of our common stock could adversely impact the price of our common stock. The sale, or the availability for sale, of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.2	May 8, 2018
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.1.1	May 14, 2018
3.3	Amended and Restated By-laws of the Registrant	S-1/A	333-224493	3.4	May 8, 2018
4.1	Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated December 22, 2017	S-1	333-224493	4.1	April 27, 2018
4.2	Specimen Stock Certificate evidencing shares of common stock	S-1/A	333-224493	4.2	May 14, 2018
4.3	Amended and Restated Warrant to Purchase Stock, by and between Silicon Valley Bank and the Registrant, dated December 22, 2017	S-1	333-224493	4.3	April 27, 2018
4.4	Form of Pre-Funded Warrant	8-K	001-38501	4.1	June 21, 2022
4.5	Form of Common Stock Warrant	8-K	001-38501	4.2	June 21, 2022
10.1*	Letter Agreement by and between Scholar Rock, Inc. and Gilead Sciences, Inc., dated January 6, 2022	10-Q	333-224493	10.1	May 16, 2022
10.2	Form of Securities Purchase Agreement by and among the Registrant and the purchasers dated June 17, 2022	8-K	001-38501	10.1	June 21, 2022
10.3	Scholar Rock Holding Corporation 2022 Inducement Equity Plan	8-K	001-38501	10.2	June 21, 2022
23.1	Consent of Goodwin Proctor LLP	8-K	001-38501	23.1	June 21, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*       Filed herewith

**     Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLAR ROCK HOLDING CORPORATION

Date: August 8, 2022	By:	/s/ Nagesh K. Mahanthappa
Nagesh K. Mahanthappa Interim Chief Executive Officer and President (Principal Executive Officer)
Date: August 8, 2022	By:	/s/ Edward H. Myles
Edward H. Myles Chief Operating Officer & Chief Financial Officer (Principal Financial and Accounting Officer)