Form 10-Q
period 2022-09-30
Scholar Rock Holding Corp
filed 2022-11-14
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2022

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

The number of outstanding shares of the Registrant’s Common Stock as of November 8, 2022 was 51,663,391.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”), including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the success, cost and timing of clinical trials for apitegromab and SRK-181, including the progress and completion of clinical trials, and the results, and the timing of results, from these trials;
●	the success, cost and timing of our other product development activities, preclinical studies and clinical trials, and the results, and timing of results, from these studies and trials;
●	our success in identifying and executing a development program for additional indications for apitegromab and SRK-181 and in identifying product candidates from our preclinical programs;
●	the clinical utility of our product candidates and their potential advantages over other therapeutic options;
●	our ability to obtain, generally or on terms acceptable to us, funding for our operations, including funding necessary to complete further development and, upon successful development, if approved, commercialization of apitegromab, SRK-181 or any of our future product candidates;
●	timing of and costs associated with our restructuring, and the savings benefits we expect to receive from the restructuring;
●	risks associated with the COVID-19 pandemic or other public health pandemics, which may adversely impact our workforce, global supply chain, business, preclinical studies, clinical trials and financial results;
●	the potential for our identified research priorities to advance our proprietary platform by identifying future product candidates;
●	the timing, scope, or likelihood of our ability to obtain and maintain regulatory approval from the U.S. Food and Drug Administration (“FDA”), the European Commission (“EC”) and other regulatory authorities for apitegromab, SRK-181 and any future product candidates, and any related restrictions, limitations or warnings in the label of any approved product candidate;
●	our ability to continue to grow our organization, including our personnel, systems and relationships with third parties;
●	our ability to retain our executives and highly skilled technical and managerial personnel, which could be affected due to any transition in management, or if we fail to recruit additional highly skilled personnel;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection;
●	our ability and the potential to successfully manufacture our product candidates for clinical trials and for commercial use, if approved;

●	our ability to establish or maintain collaborations or strategic relationships;
●	our expectations relating to the potential of our proprietary platform technology;
●	our ability to obtain additional funding when necessary;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in combination with others;
●	our expectations related to the use of our cash reserves;
●	the impact of new laws and regulations or amendments to existing laws and regulations;
●	developments and projections relating to our competitors and our industry;
●	our estimates and expectations regarding cash and expense levels, future revenues, capital requirements and needs for additional financing, including our expected use of proceeds from our public offerings, and liquidity sources;
●	our expectations regarding the period during which we qualify as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act or as a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934; and
●	other risks and uncertainties, including those listed under the caption Part II, Item 1A “Risk Factors”.

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

SCHOLAR ROCK HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$133,075	$212,835
Marketable securities	210,580	40,159
Prepaid expenses and other current assets	13,957	12,325
Total current assets	357,612	265,319
Property and equipment, net	8,142	9,564
Operating lease right-of-use asset	20,319	25,442
Restricted cash	2,498	2,498
Other long-term assets	1,732	1,622
Total assets	$390,303	$304,445
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,001	$4,434
Accrued expenses	22,866	17,456
Operating lease liability	8,064	7,407
Short-term debt	805	1,577
Deferred revenue	—	33,193
Other current liabilities	—	230
Total current liabilities	33,736	64,297
Long-term portion of operating lease liability	13,535	19,652
Long-term debt	49,767	48,422
Total liabilities	97,038	132,371
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2022 and December 31, 2021; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 51,660,854 and 35,209,099 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	52	35
Additional paid-in capital	765,526	548,204
Accumulated other comprehensive loss	(936)	(35)
Accumulated deficit	(471,377)	(376,130)
Total stockholders’ equity	293,265	172,074
Total liabilities and stockholders’ equity	$390,303	$304,445

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$—	$5,464	$33,193	$14,767
Operating expenses:
Research and development	33,392	31,265	94,831	79,417
General and administrative	10,470	11,276	32,304	29,907
Total operating expenses	43,862	42,541	127,135	109,324
Loss from operations	(43,862)	(37,077)	(93,942)	(94,557)
Other income (expense), net	565	(430)	(1,305)	(1,328)
Net loss	$(43,297)	$(37,507)	$(95,247)	$(95,885)
Net loss per share, basic and diluted	$(0.55)	$(1.02)	$(1.80)	$(2.62)
Weighted average common shares outstanding, basic and diluted	79,336,161	36,683,026	52,958,447	36,549,833

Comprehensive loss:
Net loss	$(43,297)	$(37,507)	$(95,247)	$(95,885)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(857)	(9)	(901)	2
Total other comprehensive income (loss)	(857)	(9)	(901)	2
Comprehensive loss	$(44,154)	$(37,516)	$(96,148)	$(95,883)

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share and per share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	35,209,099	$35	$548,204	$(35)	$(376,130)	$172,074
Unrealized loss on marketable securities	—	—	—	(117)	—	(117)
Exercise of stock options	42,129	—	481	—	—	481
Issuance of common shares upon RSU vesting	49,595	—	—	—	—	—
Equity-based compensation expense	—	—	6,828	—	—	6,828
Net loss	—	—	—	—	(7,950)	(7,950)
Balance at March 31, 2022	35,300,823	$35	$555,513	$(152)	$(384,080)	$171,316
Unrealized gain on marketable securities	—	—	—	73	—	73
Sale of common shares, pre-funded warrants and warrants to purchase common shares, net of issuance costs	16,326,530	16	195,309	—	—	195,325
Exercise of stock options	263	1	1	—	—	2
Issuance of common shares upon RSU vesting	10,631	—	—	—	—	—
Equity-based compensation expense	—	—	6,791	—	—	6,791
Net loss	—	—	—	—	(44,000)	(44,000)
Balance at June 30, 2022	51,638,247	$52	$757,614	$(79)	$(428,080)	$329,507
Unrealized loss on marketable securities	—	—	—	(857)	—	(857)
Exercise of stock options	920	—	5	—	—	5
Issuance of common shares upon RSU vesting	21,687	—	—	—	—	—
Equity-based compensation expense	—	—	7,917	—	—	7,917
Other	—	—	(10)	—	—	(10)
Net loss	—	—	—	—	(43,297)	(43,297)
Balance at September 30, 2022	51,660,854	$52	$765,526	$(936)	$(471,377)	$293,265

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

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(95,247)	$(95,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,237	1,900
Amortization of debt discount and debt issuance costs	573	248
Loss on disposal of property and equipment	32	24
Equity-based compensation	21,536	17,053
Amortization/accretion of investment securities	(494)	808
Non-cash operating lease expense	5,122	4,755
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(1,633)	(7,876)
Other assets	(110)	(84)
Accounts payable	(2,245)	(1,194)
Accrued expenses	5,322	4,120
Operating lease liabilities	(5,460)	(3,663)
Deferred revenue	(33,193)	(14,767)
Other liabilities	(227)	227
Net cash used in operating activities	(103,787)	(94,334)
Cash flows from investing activities:
Purchases of property and equipment	(947)	(4,706)
Purchases of marketable securities	(290,828)	(60,437)
Maturities of marketable securities	120,000	170,000
Net cash (used in) provided by investing activities	(171,775)	104,857
Cash flows from financing activities:
Proceeds from sale of common shares, pre-funded warrants and warrants to purchase common shares, net of issuance costs	195,315	—
Proceeds from stock option exercises	487	5,269
Other	—	(19)
Net cash provided by financing activities	195,802	5,250
Net (decrease) increase in cash, cash equivalents and restricted cash	(79,760)	15,773
Cash, cash equivalents and restricted cash, beginning of period	215,333	162,856
Cash, cash equivalents and restricted cash, end of period	$135,573	$178,629
Supplemental disclosure of non-cash items:
Property and equipment purchases in accounts payable and accrued expenses	$112	$10
Supplemental cash flow information:
Cash paid for interest	$3,032	$1,494

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of the Business

Scholar Rock Holding Corporation (the “Company”) is a biopharmaceutical company focused on the discovery and development of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role. The Company’s novel understanding of the molecular mechanisms of growth factor activation enabled the development of a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target the precursor, or latent, forms of growth factors. The Company’s first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-directed therapy for the treatment of spinal muscular atrophy (“SMA”). The Company is conducting SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with non-ambulatory Type 2 and Type 3 SMA. In June 2022, the Company announced 24-month efficacy and safety extension data of apitegromab in patients with Type 2 and Type 3 SMA from the Phase 2 TOPAZ proof-of-concept clinical trial. The Company’s second product candidate, SRK-181, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor (“CPI”) therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies. SRK-181 is a highly selective inhibitor of the activation of latent transforming growth factor beta-1 (“TGFβ1”) that is being investigated in the Company’s Phase 1 DRAGON proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit primary resistance to anti-PD-(L)1 antibodies. The DRAGON trial consists of two parts: Part A (dose escalation of SRK-181 as a single-agent or in combination with an approved anti-PD-(L)1 therapy) and Part B (dose expansion evaluating SRK-181 in combination with an approved anti-PD- (L)1 antibody therapy). Part B commenced in 2021 and includes the following active cohorts: urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, and clear cell renal cell carcinoma. Additionally, the Company continues to create a pipeline of product candidates to deliver novel therapies to underserved patients suffering from a wide range of serious diseases, including neuromuscular disorders, cancer, and fibrosis. The Company was originally formed in May 2012. Its principal offices are in Cambridge, Massachusetts.

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

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company’s product candidates. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash, cash equivalents, and marketable securities at September 30, 2022 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date these financial statements are issued.

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

Cash, Cash Equivalents and Restricted Cash

The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statement of cash flows (in thousands):

	As of September 30,
	2022	2021
Cash and cash equivalents	$133,075	$176,131
Restricted cash	2,498	2,498
	$135,573	$178,629

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

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 (in thousands):

	Fair Value Measurements at September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$122,040	$122,040	$—	$—
Marketable securities:
U.S. Treasury obligations	210,580	210,580	—	—
Total assets	$332,620	$332,620	$—	$—

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$188,493	$188,493	$—	$—
Marketable securities:
U.S. Treasury obligations	40,159	40,159	—	—
Total assets	$228,652	$228,652	$—	$—

Cash, cash equivalents and marketable securities are Level 1 assets and include investments in money market funds and U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 as of September 30, 2022 and December 31, 2021. There were no transfers of assets between fair value measurement levels during the three and nine months ended September 30, 2022 or 2021.

The carrying amounts reflected in the balance sheets for prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at September 30, 2022 and December 31, 2021, due to their short-term nature.

The Company believes the terms of its debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company's debt approximates its fair value based on Level 3 of the fair value hierarchy.

4. Marketable Securities

The following table summarizes the Company’s investments as of September 30, 2022 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$211,516	—	(936)	$210,580
Total available-for-sale securities	$211,516	$—	$(936)	$210,580

The following table summarizes the Company’s investments as of December 31, 2021 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$40,194	$—	$(35)	$40,159
Total available-for-sale securities	$40,194	$—	$(35)	$40,159

The aggregate fair value of marketable securities with unrealized losses was $211.5 million and $30.2 million at September 30, 2022 and December 31, 2021, respectively. At September 30, 2022 and December 31, 2021, 23 investments and three investments, respectively, were in an unrealized loss position. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may not occur until maturity.

5. Accrued Expenses

As of September 30, 2022 and December 31, 2021, accrued expenses consist of the following (in thousands):

	As of
	September 30,	December 31,
	2022	2021
Accrued external research and development expense	$13,954	$8,428
Accrued payroll and related expenses	6,578	7,147
Accrued professional and consulting expense	1,378	1,421
Accrued other	731	460
Accrued restructuring expense	225	—
	$22,866	$17,456

6. Common Stock

On June 17, 2022, the Company entered into a securities purchase agreement relating to the issuance and sale of an aggregate of 16,326,530 shares of its common stock, pre-funded warrants to purchase 25,510,205 shares of its common stock and associated common warrants to purchase 10,459,181 shares of its common stock. The offering price per share and associated common warrant was $4.90 and the offering price per pre-funded warrant and associated common warrant is $4.8999, which equals the per share public offering price for the common shares less the $0.0001 exercise price for each such pre-funded warrant. The pre-funded warrants are exercisable at any time and only expire when exercised in full. Each common warrant has an exercise price per share of $7.35 (150% of the offering price per share of the common stock), is immediately exercisable and will expire on December 31, 2025. Gross proceeds from the transaction were $205.0 million. The offering was made pursuant to a registration statement on Form S-3. The offering closed on June 22, 2022 and the Company received $195.3 million in net proceeds, after deducting placement agent fees and offering expenses. The pre-funded warrants and warrants meet the condition for equity classification and were therefore recorded as a component of stockholders’ equity within additional paid-in capital.

7. Equity-Based Compensation

The Company recorded equity-based compensation expense related to all equity-based awards, which was allocated as follows in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development expense	$4,144	$2,482	$10,667	$7,440
General and administrative expense	3,773	3,672	10,869	9,613
	$7,917	$6,154	$21,536	$17,053

Equity-based compensation during the three and nine months ended September 30, 2022 includes $1.2 million and $1.3 million, respectively, related to the modification of certain equity awards.

The following table summarizes the Company’s unrecognized equity-based compensation expense as of September 30, 2022:

	As of September 30, 2022
	Unrecognized Expense (in thousands)	Weighted Average Remaining Period of Recognition (years)
Restricted Stock Units	19,146	2.8
Stock Options	40,638	2.7
	$59,784

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the current year:

		Weighted
		Average Grant
	Number of Units	Date Fair Value
Restricted stock units as of December 31, 2021	314,901	$47.38
Granted	1,724,256	$11.00
Vested	(81,913)	$46.48
Forfeited	(249,509)	$22.08
Restricted stock units as of September 30, 2022	1,707,735	$14.39

The total fair value of restricted stock units vested during the nine months ended September 30, 2022 was $1.2 million.

Stock Options

The following table summarizes the Company’s stock option activity for the current year:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	3,743,400	$25.55	8.06	$26,272
Granted	3,157,932	$10.08
Exercised	(43,312)	$11.25
Cancelled	(715,347)	$25.60
Outstanding as of September 30, 2022	6,142,673	$17.69	8.26	$2,591
Options exercisable as of September 30, 2022	2,247,725	$20.54	6.53	$427

Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the nine months ended September 30, 2022 was $7.42.

The following weighted average assumptions were used in determining the fair value of options granted in the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
	2022	2021
Risk-free interest rate	2.99%	0.77%
Expected dividend yield	0.0%	0.0%
Expected term (years to liquidity)	5.97	6.21
Expected volatility	88.47%	87.79%

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

Other information related to the Company’s leases (excluding the Company’s sublease income of $0.7 million and $2.0 million for the three and nine months ended September 30, 2022, respectively) is as follows (in thousands, except lease term and discount rate):

	For Three Months Ended	For Nine Months Ended
	September 30,	September 30,
	2022	2022
Lease Cost:
Operating lease cost	$2,169	$6,506
Variable lease cost	504	1,408
Total lease cost	$2,673	$7,914

For Nine Months Ended
September 30,
2022
Other information:
Operating cash flows used for operating leases	$6,843
Weighted average remaining lease term	2.7
Weighted average incremental borrowing rate	7.5%

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2022 and 2021.

9. Debt

On October 16, 2020 (the “Closing Date”) the Company entered into a Loan and Security Agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) for $50.0 million (the “Loan and Security Agreement”). Tranche 1 of $25.0 million was funded on the Closing Date. The Company had an additional $25.0 million in loan proceeds available under Tranche 2 which was funded in December 2021. The Loan and Security Agreement was to mature on May 1, 2025 and required interest-only payments through November 2022, with principal payments to commence in December 2022. Pursuant to the Loan and Security Agreement, the Company shall maintain cash in an SVB account equal to the lesser of 100% of the Company’s consolidated cash or 105% of the dollar amount of the outstanding debt.

On November, 10, 2022, the Company entered into Amendment 2 to the Loan and Security Agreement (the “Amendment”) to increase the total agreement to an amount up to $100.0 million, comprised of the original $50.0 million loan which remains outstanding and two additional $25.0 million tranches. The first $25.0 million tranche is available at the Company’s discretion through December 2023 upon achievement of certain development and business performance milestones. The second $25.0 million tranche may be available upon the Company’s request, at Oxford and SVB’s discretion. The Amendment also extended the interest-only payment period for an additional 24 months through November 2024, with principal payments to commence in December 2024, or for an additional 36 months through November 2025 upon achievement of certain development and business performance milestones, with principal payments to commence in December 2025. The maturity of the loan was extended to November, 2027.

Effective upon the Amendment, the interest rate on the unpaid principal will be the greater of the Wall Street Journal prime rate plus 4.60% or 9.35% per annum. Prepayment is permitted and may include a pre-payment fee ranging from 0 - 3% (of the principal amount being prepaid), depending on when the prepayment is made. The Company is also required to make a final payment equal to 2% of the original principal amount.

In conjunction with the Amendment, the Company is required to pay the accrued portion of the final payment on the previous outstanding balance, which is reflected in short-term debt in the Company’s consolidated balance sheet as of September 30, 2022.

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

11. Net Loss per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding, excluding restricted common stock. The weighted average number of common shares used in the basic and diluted net loss per share calculation include the pre-funded warrants issued in connection with the Company’s November 2020 and June 2022 follow-on offerings as the pre-funded warrants are exercisable at any time for nominal cash consideration. As of September 30, 2022, no pre-funded warrants have been exercised and 27,689,692 pre-funded warrants are outstanding. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	Nine Months Ended September 30,
	2022	2021
Restricted stock awards	—	4,385
Restricted stock units	1,707,735	254,156
Stock options	6,142,673	3,736,629
Warrants	10,459,181	—
	18,309,589	3,995,170

12. Restructuring

On May 16, 2022, the Company announced a reduction in workforce in connection with the restructuring of its business to prioritize and focus on its clinical stage assets. The restructuring resulted in a reduction of the Company’s workforce by 39 positions, or approximately 25%, and occurred during the second quarter of 2022. As a result, the Company recorded restructuring costs of $1.9 million related to severance benefits for the affected employees, including salary continuation, coverage of medical insurance premiums and outplacement services, of which $1.4 million was recorded to research and development expense and $0.5 million was recorded to general and administrative expenses in the second quarter of 2022. As of September 30, 2022, $0.2 million remains accrued, the majority of which is expected to be paid by the end of 2022. The Company also incurred $0.1 million of non-cash expense, during the second quarter of 2022, related to equity modifications associated with the extension of the post-termination option exercise period for the vested portion of the affected employees’ outstanding stock options, as well as modifications of certain restricted stock units.

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

Our first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-directed therapy for the treatment of SMA. We are conducting SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with non-ambulatory Type 2 and Type 3 SMA (which is estimated to represent the majority of the current prevalent SMA patient population in the U.S. and Europe). Apitegromab was evaluated in our Phase 2 TOPAZ proof-of-concept clinical trial for the treatment of patients with Type 2 and Type 3 SMA. Positive 12-month top-line results from the Phase 2 TOPAZ clinical trial were initially announced in April 2021 and presented at the Cure SMA Virtual Conference in June 2021.

In June 2022, at the Cure SMA Research & Clinical Care Meeting, we presented 24-month efficacy and safety extension data of apitegromab from TOPAZ. The data supports sustained and continued improvement with apitegromab for non-ambulatory patients with Types 2 and 3 SMA receiving an SMN therapy.

TOPAZ evaluated apitegromab across a broad age range (2-21 years) of patients with Types 2 and 3 SMA. All 35 non-ambulatory patients (Cohorts 2 and 3) and 12 of 23 ambulatory patients (Cohort 1) were receiving nusinersen maintenance therapy. The primary efficacy endpoint for the non-ambulatory population was mean change from baseline in Hammersmith Functional Motor Scale Expanded (“HFMSE”). Additional endpoints included mean change from baseline in Revised Upper Limb Module (“RULM”), an assessment specifically designed for upper limb function in patients with SMA. The HFMSE is a validated measure for the assessment of gross motor function in SMA, while the RULM is validated to evaluate upper limb motor performance by evaluating tasks which correspond to the ability to perform various everyday activities with their hands and arms.

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

Data at 24-months for ambulatory patients with Type 3 SMA (Cohort 1) suggest stability of Revised Hammersmith Scale (“RHS”) scores in patients receiving 20 mg/kg of apitegromab and nusinersen. The mean RHS change from baseline at 24-months was -0.7 points (95% CI: -3.1, 1.7) for the apitegromab and nusinersen subgroup (n=10) and -2.8 points (95% CI: -8.4, 2.8) for the apitegromab monotherapy subgroup (n=11). A subset of individuals in Cohort 1 (n=21) had RHS improvements, as reflected by 42.9% (9/21) and 23.8% (5/21) of patients having ≥1-point and ≥3-point RHS increases from baseline at 24 months respectively.

Of the 55 patients who completed the 24-month TOPAZ extension period, 54 opted to continue treatment in the 36-month extension period.

Consistent with the 12-month safety data, no serious safety risks were identified as part of the analysis of the cumulative 24-month data. The incidence and severity of adverse events were consistent with the underlying patient population and background therapy. The five most common treatment-emergent adverse events (“TEAEs”) were headache, pyrexia, upper respiratory tract infection, cough, and nasopharyngitis. No deaths or serious adverse reactions have been observed with apitegromab. A total of 14 serious TEAEs were reported over the 24-month treatment period, all assessed by the respective trial investigator as unrelated to apitegromab.

Tertiary endpoint data from the TOPAZ trial was presented at the 27th International Annual Congress of the World Muscle Society 2022 and the 3rd International Scientific Congress on SMA 2022, showing trends of continuous improvement in quality-of-life measures such as activities of daily living, fatigue and endurance over 24 months.

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

Our second product candidate, SRK-181, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor (“CPI”) therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies. SRK-181 is a highly selective inhibitor of the activation of latent TGFβ1 that is being investigated in our Phase 1 DRAGON proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit primary resistance to anti-PD-(L)1 antibodies. This two-part clinical trial consists of a dose escalation portion (Part A) and a dose expansion portion evaluating SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy (Part B). Part B commenced in 2021 and includes the following active cohorts: urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, and clear cell renal cell carcinoma. Initial clinical data from Part A were presented in November 2021 at the Society for Immunotherapy of Cancer (“SITC”) 36th Annual Meeting and additional clinical data were presented at the 2022 SITC Annual Meeting in November 2022.

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

Since inception, we have incurred significant operating losses. Our net losses were $95.2 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $471.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future in performing our ongoing activities, as we:

●	continue development activities for apitegromab, including the conduct of the extension phase of our Phase 2 TOPAZ clinical trial, our Phase 3 SAPPHIRE clinical trial in SMA, our open-label extension study of apitegromab and the associated drug supply;
●	continue research and development activities for SRK-181, including the conduct of our Phase 1 DRAGON proof of concept clinical trial;
●	continue to discover, validate and develop additional product candidates through the use of our proprietary platform;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional research, development and business personnel; and

●	continue to build the infrastructure to support our operations as a public company.

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

Restructuring

In May 2022, we announced a reduction in workforce in connection with the restructuring of our business to prioritize and focus on our clinical stage assets. The restructuring resulted in a reduction of our workforce by 39 positions, or approximately 25%, and occurred during the second quarter of 2022. As a result, we recorded restructuring costs of $1.9 million in the second quarter of 2022, related to severance benefits for the affected employees, including salary continuation, coverage of medical insurance premiums and outplacement services. We also incurred $0.1 million of non-cash expense related to equity modifications associated with the extension of the post-termination option exercise period for the vested portion of the affected employees’ outstanding stock options, as well as modifications of certain restricted stock units. All the employees affected by the restructuring plan were notified and provided with their severance benefits offers in the second quarter of 2022, although severance benefits payments associated with the restructuring plan will continue through the end of 2022. Each affected employee’s eligibility for the severance benefits was contingent upon such employee’s execution (without revocation, as applicable) of a separation agreement, which included a general release of claims against us and affiliated persons and entities.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic (the “COVID-19 pandemic”). The ultimate extent of the impact of the COVID-19 pandemic or any other epidemic, pandemic, outbreak, or public health crisis on our business, financial condition and results of operations will depend on future developments, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or public health crisis and actions taken to contain or prevent the further spread, including the development of new variants of COVID-19 and development and deployment of vaccines to effectively treat COVID-19 and any new variants. The COVID-19 pandemic has negatively impacted our business, and at various times during the COVID-19 pandemic, we have experienced disruptions or restrictions on our preclinical studies, our ability to access and monitor certain clinical trial sites, restrictions on clinical trial participants’ ability to access our clinical trial sites and delays in enrollment. Some clinical trial participants have missed or experienced delays in receiving doses of study drug and completing their clinical trial assessments. While our laboratory operations have resumed to near-normal capacity, we may continue to experience challenges in procuring materials and supplies, as well as research services from our vendors in a consistently timely manner due to COVID-19 related supply chain issues. Some of our third-party manufacturers have diverted resources or manufacturing capacity to accommodate the development or manufacture of COVID-19 vaccines. Although this has not yet had an impact on our ability to produce sufficient quantities of apitegromab or SRK-181 for our clinical trials, we continue to work closely with our third-party manufacturers to mitigate potential impacts to our clinical supply chain. In addition, delays in the development of COVID-19 vaccines or the deployment of vaccines which are approved or otherwise authorized for emergency use, a recurrence or “subsequent waves” of COVID-19 cases, the emergence of subvariants, or the discovery of vaccine-resistant COVID-19 variants could cause other widespread or more severe impacts. We continue to monitor developments as we adjust to the disruptions and uncertainties relating to the COVID-19 pandemic.

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

Revenue associated with the research and development and license performance obligations relating to the Gilead Programs was recognized as revenue using an input method as the research and development services were provided over the research term, which was during the period January 2019 through December 2021. The input method was based on the costs that were incurred on each Gilead Program and the costs that were expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurred over time. In management’s judgment, this input method was the best measure of progress towards satisfying the performance obligations. We evaluated the measure of progress each reporting period and, if necessary, adjusted the measure of performance and related revenue recognition. The estimate of remaining costs was highly subjective, as the research was novel, therefore efforts to be successful may have been significantly different than the estimated costs made at each balance sheet date. The amounts of revenue allocated to the three material rights provided by the options was to be deferred on the Company’s consolidated balance sheet until either exercise or termination of the respective options. In January 2022, Gilead agreed that its option exercise period for all programs had been terminated. The remaining $33.2 million of deferred revenue associated with the materials rights provided by the options was recognized as revenue in January 2022. As a result, by January 31, 2022, all revenue related to the Gilead Collaboration Agreement had been recognized.

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

The successful development of apitegromab, SRK-181 and any future product candidates is uncertain. Accordingly, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of apitegromab, SRK-181 and any future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of our product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

●	the scope, progress, outcome and costs of our preclinical development activities, clinical trials and other research and development activities;
●	establishing an appropriate safety profile;
●	successful enrollment in and completion of clinical trials;
●	whether our product candidates show safety and efficacy in our clinical trials;
●	receipt of marketing approvals from applicable regulatory authorities, if any;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
●	significant and changing government regulation;
●	commercializing the product candidates, if and when approved, whether alone or in collaboration with others; and
●	continued acceptable safety profile of the products following any regulatory approval.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our cash, cash equivalents and marketable securities, partially offset by interest expense incurred on our credit facility, including amortization of debt discount and debt issuance costs.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2022	2021	$	%
Revenue	$—	$5,464	$(5,464)	(100.0)%
Operating expenses:
Research and development	33,392	31,265	2,127	6.8%
General and administrative	10,470	11,276	(806)	(7.1)%
Total operating expenses	43,862	42,541	1,321	3.1%
Loss from operations	(43,862)	(37,077)	(6,785)	18.3%
Other income (expense), net	565	(430)	995	(231.4)
Net loss	$(43,297)	$(37,507)	$(5,790)	15.4%

Revenue

Revenue was $0 and $5.5 million for the three months ended September 30, 2022 and September 30, 2021, respectively, a decrease of $5.5 million or 100.0%. The revenue for the three months ended September 30, 2021 was related to the Gilead Collaboration Agreement executed in December 2018. Revenue associated with the research and development and license performance obligations relating to the Gilead Programs was recognized as the research and development services were provided using a cost input method and was fully recognized as of December 31, 2021. In January 2022, upon Gilead’s termination of its option exercise period for all programs, revenue of $33.2 million attributable to the material rights provided by the options was recognized, after which all revenue related to the Gilead Collaboration Agreement had been fully recognized.

Operating Expenses

Research and Development

Research and development expense was $33.4 million and $31.3 million for the three months ended September 30, 2022 and September 30, 2021, respectively, an increase of $2.1 million or 6.8%. The following table summarizes our research and development expense for the three months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2022	2021	$	%
External costs by program
Apitegromab	$13,624	$9,749	$3,875	39.7%
SRK-181	4,166	8,211	(4,045)	(49.3)%
Other early development candidates and unallocated costs	1,730	1,403	327	23.3%
Total external costs	19,520	19,363	157	0.8%
Internal costs:
Employee compensation and benefits	10,098	7,950	2,148	27.0%
Facility and other	3,774	3,952	(178)	(4.5)%
Total internal costs	13,872	11,902	1,970	16.6%
Total research and development expense	$33,392	$31,265	$2,127	6.8%

The increase in research and development expense was primarily attributable to the following:

●	An increase in our external research and development costs of $0.2 million, which primarily consisted of:

o	$3.9 million increase in costs associated with apitegromab primarily due to clinical trial costs, particularly the conduct of our Phase 3 SAPPHIRE clinical trial, and clinical drug supply manufacturing;
o	$4.0 million decrease in costs associated with SRK-181, due primarily to a purchase of pembrolizumab (to be used in conjunction with SRK-181 in Part B of the Phase 1 DRAGON clinical trial) in the prior year comparative period, and lower costs associated with our clinical drug supply manufacturing; and
o	$0.3 million increase in other early development candidates and unallocated costs.

●	$2.0 million increase in internal research and development costs, which was primarily driven by an increase in non-cash equity-based compensation expense, a component of employee compensation and benefits costs.

Total research and development expenses are expected to increase primarily driven by development costs associated with our clinical stage programs as we continue to advance our product candidates, including apitegromab through our Phase 3 SAPPHIRE clinical trial and the extension phase of our Phase 2 TOPAZ clinical trial in SMA, and SRK-181, through our Phase 1 DRAGON clinical trial. We expect these increases to be substantially offset by lower costs for our early-stage research programs due to the portfolio updates and workforce reduction.

General and Administrative

General and administrative expense was $10.5 million and $11.3 million for the three months ended September 30, 2022 and September 30, 2021, respectively, a decrease of $0.8 million or 7.1%. The decrease in general and administrative expense was primarily attributable to a decrease in employee compensation and benefits, primarily due to the severance costs recognized during the three months ended September 30, 2021.

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to an increase in interest income earned due to higher average interest rates and higher balances in our cash, cash equivalents and marketable securities, partially offset by an increase in interest expense related to the Loan and Security Agreement, due to higher interest rates and a higher principal balance as Tranche 2 was received in December 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Revenue	$33,193	$14,767	$18,426	124.8%
Operating expenses:
Research and development	94,831	79,417	15,414	19.4%
General and administrative	32,304	29,907	2,397	8.0%
Total operating expenses	127,135	109,324	17,811	16.3%
Loss from operations	(93,942)	(94,557)	615	(0.7)%
Other income (expense), net	(1,305)	(1,328)	23	(1.7)%
Net loss	$(95,247)	$(95,885)	$638	(0.7)%

Revenue

Revenue was $33.2 million and $14.8 million for the nine months ended September 30, 2022 and September 30, 2021, respectively, an increase of $18.4 million or 124.8%. The revenue for both periods was related to the Gilead Collaboration Agreement executed in December 2018. Revenue recognized during the nine months ended September 30, 2022 was attributable to the material rights provided by the options, which was recognized in January 2022 upon Gilead’s termination of its option exercise period for all programs. Revenue recognized during the nine months ended

September 30, 2021 was related to the research and development and license performance obligations, which was recognized using a cost input method as the research and development services were provided. This revenue was fully recognized as of December 31, 2021. All revenue related to the Gilead Collaboration Agreement had been fully recognized by January 31, 2022.

Operating Expenses

Research and Development

Research and development expense was $94.8 million and $79.4 million for the nine months ended September 30, 2022 and September 30, 2021, respectively, an increase of $15.4 million or 19.4%. The following table summarizes our research and development expense for the nine months ended September 30, 2022 and 2021 (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2022	2021	$	%
External costs by program:
Apitegromab	$34,484	$25,369	$9,115	35.9%
SRK-181	9,333	12,306	(2,973)	(24.2)%
Other early programs and unallocated costs	5,224	5,796	(572)	(9.9)%
Total external costs	49,041	43,471	5,570	12.8%
Internal costs:
Employee compensation and benefits	33,420	23,589	9,831	41.7%
Facility and other	12,370	12,357	13	0.1%
Total internal costs	45,790	35,946	9,844	27.4%
Total research and development expense	$94,831	$79,417	$15,414	19.4%

The increase in research and development expense was primarily attributable to the following:

●	An increase in our external research and development costs of $5.6 million, which primarily consisted of:
o	$9.1 million increase in costs associated with apitegromab, primarily due to clinical trial costs, particularly the conduct of our Phase 3 SAPPHIRE clinical trial;
o	$3.0 million decrease in costs associated with SRK-181, due primarily to a purchase of pembrolizumab (to be used in conjunction with SRK-181 in Part B of the Phase 1 DRAGON clinical trial) in the prior year comparative period; and
o	$0.6 million decrease in other early development candidates and unallocated costs, which is mostly related to prior year expense associated with the purchase of our customized antibody display library from Specifica.

●	$9.8 million increase in internal research and development costs, which was primarily driven by an increase in employee compensation and benefits costs, including severance expense associated with the May 2022 restructuring and non-cash equity-based compensation expense, including for modifications of certain equity awards.

Total research and development expenses are expected to increase primarily driven by development costs associated with our clinical stage programs as we continue to advance our product candidates, including apitegromab through our Phase 3 SAPPHIRE clinical trial and the extension phase of our Phase 2 TOPAZ clinical trial in SMA, and SRK-181, through our Phase 1 DRAGON clinical trial. We expect these increases to be substantially offset by lower costs for our early-stage research programs due to the portfolio updates and workforce reduction.

General and Administrative

General and administrative expense was $32.3 million and $29.9 million for the nine months ended September 30, 2022 and September 30, 2021, respectively, an increase of $2.4 million or 8.0%. The increase in general and administrative expense was primarily attributable to an increase of $2.1 million in employee compensation and benefits, including non-cash equity-based compensation expense.

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to an increase in interest income earned due to higher average interest rates and higher balances in our cash, cash equivalents and marketable securities, partially offset by an increase in interest expense related to the Loan and Security Agreement, due to higher interest rates and a higher principal balance as Tranche 2 was received in December 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any product revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of our convertible preferred stock and units in private placements before our IPO, and sale of our common stock through our IPO, to Gilead in an exempt private placement, through multiple secondary public offerings and through an at-the-market (“ATM”) sale, as well as payments from our research collaborations and the Loan and Security Agreement entered into in October 2020 and amended in November 2022 (see Note 9).

The following table provides information regarding our total cash, cash equivalents and marketable securities at September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$133,075	$212,835
Marketable securities	210,580	40,159
Total cash, cash equivalents and marketable securities	$343,655	$252,994

During the nine months ended September 30, 2022, our cash, cash equivalents and marketable securities balance increased by $90.7 million. The change was primarily the result of net proceeds from an equity offering completed in June 2022, partially offset by cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our primary product candidates and supported our internal research and development efforts, capital purchases, and interest payments on our debt.

In June 2022, we entered into a securities purchase agreement relating to the issuance and sale of an aggregate of 16,326,530 shares of our common stock, pre-funded warrants to purchase up to 25,510,205 shares of our common stock and associated common warrants to purchase up to 10,459,181 shares of our common stock. The offering price per share and associated common warrant was $4.90 and the offering price per pre-funded warrant and associated common warrant is $4.8999, which equals the per share public offering price for the common shares less the $0.0001 exercise price for each such pre-funded warrant and associated common warrant.  Each common warrant has an exercise price per share of $7.35 (150% of the offering price per share of the common stock). Gross proceeds from the transaction were $205.0 million. Upon the offering closing, we received $195.3 million in net proceeds, after deducting placement agent fees and expenses and offering expenses.

In October 2021, we sold 500,000 shares of our common stock through an ATM sale, pursuant to the Open Market Sale AgreementSM with Jefferies, LLC, and received $13.1 million in net proceeds, after underwriting fees.

In October 2020, we entered into an underwriting agreement relating to the issuance and sale of an aggregate of 3,717,948 shares of our common stock at $39.00 per share and pre-funded warrants to purchase 2,179,487 shares of our common stock. The price of each pre-funded warrant was $38.9999, which equals the per share public offering price for the common shares less the $0.0001 exercise price for each such pre-funded warrant. Gross proceeds of the transaction were $230.0 million. The offering closed on November 2, 2020 and we received $215.9 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses.

In October 2020, we entered into the Loan and Security Agreement with Oxford and SVB, which was amended in November 2022, of which $25.0 million from Tranche 1 was received in October 2020 and $25.0 million from Tranche 2 was received in December 2021 (Note 9).

In June and July 2019, we sold 3,450,000 shares of our common stock through an underwritten public offering. As a result of the offering, we received aggregate net proceeds, after underwriting discounts and commissions and other offering expenses, of $48.3 million.

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

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(103,787)	$(94,334)
Net cash (used in) provided by investing activities	(171,775)	104,857
Net cash provided by financing activities	195,802	5,250
Net (decrease) increase in cash, cash equivalents and restricted cash	$(79,760)	$15,773

Net Cash Used in Operating Activities

Net cash used in operating activities was $103.8 million for the nine months ended September 30, 2022, and consisted of our net loss of $95.2 million, changes in our assets and liabilities of $37.5 million, partially offset by non-cash adjustments of $29.0 million. The changes in our assets and liabilities includes a $33.2 million change in deferred revenue related to the Gilead collaboration, which relates to the recognition of revenue associated with the material rights provided by the options. The non-cash adjustments are primarily from equity-based compensation.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $171.8 million for the nine months ended September 30, 2022 compared to net cash provided by investing activities of $104.9 million for the nine months ended September 30, 2021. Net cash used in and provided by investing activities for both periods was primarily associated with transactions involving our marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $195.8 million for the nine months ended September 30, 2022 compared to $5.3 million for the nine months ended September 30, 2021. Net cash provided by financing activities for the nine months ended September 30, 2022 was primarily attributable to net proceeds from an equity offering completed in June 2022. Net cash provided by financing activities for the nine months ended September 30, 2021 was primarily attributable to proceeds from stock option exercises.

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

We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2025. However, we will require additional capital in order to complete clinical development and commercialization for each of our current programs. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

●	the costs and timing of developing our product candidates, apitegromab and SRK-181, including our Phase 3 SAPPHIRE clinical trial for apitegromab in SMA, the extension phase of our Phase 2 TOPAZ clinical trial for apitegromab in SMA, the open-label extension study for apitegromab and the Phase 1 DRAGON clinical trial for SRK-181, and the costs and timing of conducting future preclinical studies and clinical trials;
●	the costs of future manufacturing of apitegromab, SRK-181 and any other product candidates; including impacts from the COVID-19 pandemic and its impact at our contract manufacturers;
●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
●	the costs of identifying and developing, or in-licensing or acquiring, additional product candidates and technologies;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements, license agreements, or other agreements we might have at such time;
●	the costs of seeking marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	the costs associated with our reduction in workforce and restructuring plan;
●	our headcount growth and associated costs as we expand our business operations and research and development activities;
●	the costs of supporting our infrastructure and facilities, including equipment and physical infrastructure to support our research and development; and
●	the costs of operating as a public company.

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

If we raise funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Market volatility or other factors could also adversely impact our ability to access capital as and when needed. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial and accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

Risks Related to Product Development and Regulatory Approval

●	Product development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of apitegromab, SRK-181, or any future product candidates.
●	Our business may be materially and adversely affected by pandemics such as the ongoing COVID-19 pandemic. The COVID-19 pandemic, and the resulting worker shortage, have had, and will likely continue to have, an impact on our business and operations, including clinical trial data and activities.
●	The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later-stage clinical trials.
●	Interim, initial and preliminary results from our clinical trials that we announce or publish from time to time may change (e.g. from positive efficacy results to poor or negative efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.
●	The data from our clinical trials, including from any future clinical trials conducted by us or any of our collaborators, may reveal significant adverse events not seen in our preclinical studies or earlier clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
●	We rely on third parties to conduct our clinical trials and to conduct certain aspects of our preclinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may be delayed or unable to receive regulatory approval of or commercialize any potential product candidates, and our business could be materially harmed.
●	The regulatory approval process for our product candidates in the U.S., EU, UK and other jurisdictions will be lengthy, time-consuming and inherently unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.

●	The FDA, EMA or regulatory authorities in other jurisdictions may disagree with our development plans and we may fail to receive or be delayed in receiving regulatory approval of our product candidates.
●	We have received Orphan Drug designation from the FDA for apitegromab for the treatment of SMA and the EC granted Orphan Medicinal Product designation to apitegromab for the treatment of SMA. We may seek Orphan Drug designation from regulatory authorities in other jurisdictions for apitegromab and Orphan Drug designation from the FDA, EC or regulatory authorities in other jurisdictions for our future product candidates. In any of these instances, we may not receive the requested designation or we may be unable to realize the benefits associated with Orphan Drug designation, including the potential for market exclusivity.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to develop our product pipeline and receive regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

Risks Related to Manufacturing and Supply

●	Because we rely on third-party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials, and, if approved, commercial materials, may become limited or interrupted or may not be of satisfactory quantity or quality.

Risks Related to Our Business and Operations

●	Our restructuring and the associated workforce reduction announced in May 2022 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
●	We will need to continue to grow our organization in certain areas, including our personnel, systems and relationships with third parties, in order to develop our drug candidates.
●	Our executives and highly skilled technical and managerial personnel are critical to our business. If we lose key personnel, have transition in management, or if we fail to recruit additional highly skilled personnel, our ability to further develop apitegromab, SRK-181, other future product candidates, and our operations may be impaired.
●	Failure by us or any of our employees, independent contractors, consultants, commercial partners or vendors to comply with applicable laws and regulations could negatively affect our business and operations.

Risks Related to Intellectual Property

●	Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
●	We depend on intellectual property licensed from third parties. Failure to comply with our obligations under any of these licenses or termination of any of these licenses could result in the loss of significant rights, which would harm our business.

Risks Related to Our Financial Condition and Capital Requirements

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
●	We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of apitegromab, SRK-181 and any future product candidates.

Risks Related to Our Common Stock

●	Our stock price is volatile and various factors could make our stock less attractive to investors.

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

We may experience delays in initiating, progressing or completing our clinical trials. We also may experience numerous unforeseen events during, or as a result of, any clinical trials in process or any future clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize apitegromab, SRK-181 or any future product candidates, including:

●	delay or inability to reach agreement with the FDA or comparable foreign regulatory authorities on acceptable clinical trial design, conduct or statistical analysis plan;
●	any orders from local, state or federal governments or clinical trial site policies resulting from the COVID-19 pandemic or similar event that determine essential and non-essential functions and staff, which may impact the ability of site staff to conduct assessments, or result in delays to the conduct of the assessments, as part of our clinical trial protocols, or the ability to enter assessment results into clinical trial databases in a timely manner;
●	regulators, Institutional Review Boards (“IRBs”) or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	failure by our collaborators to provide us with an adequate and timely supply of product that complies with the applicable quality and regulatory requirements for a combination trial;
●	collaborators may provide insufficient funding for a clinical trial program, delay or stop a clinical trial, abandon a product candidate or clinical trial program, repeat or conduct new clinical trials or require a new formulation of a drug candidate for clinical testing;
●	clinical trials of any product candidates may fail to show safety and effectiveness, or produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;

●	the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower or more challenging than we anticipate or subjects may drop out of these clinical trials or fail to return for post treatment follow-up at a higher rate than we anticipate;
●	challenges in identifying or recruiting sufficient study sites or investigators for clinical trials;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	clinical study sites or clinical investigators may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to, or regulators, IRBs or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	limitations on our or our CROs’ ability to access and verify clinical trial data captured at clinical study sites through monitoring and source document verification;
●	the cost of clinical trials of a product candidate may be greater than we anticipate;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate to initiate or complete a given clinical trial;
●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, IRBs or ethics committees to suspend or terminate the trials, or reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates;
●	our failure to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate and/or data emerging from other molecules in the same class as our product candidate;
●	the FDA, EMA or other regulatory authorities may require us to submit additional data such as long-term toxicology studies, or impose other requirements before permitting us to initiate a clinical trial;
●	evolution in the standard of care or changes in applicable governmental regulations or policies during the development of a product candidate that require amendments to ongoing clinical trials and/or the conduct of additional preclinical studies or clinical trials; and
●	lack of adequate funding to complete a clinical trial.

We could also encounter delays if a clinical trial is placed on clinical hold, suspended or terminated by us, the IRBs of the institutions in which such trials are being conducted, or the FDA, the competent authorities and/or ethics committees of the EU Member States or other regulatory authorities, if a clinical trial is recommended for suspension or termination by the Data Safety Monitoring Board (“DSMB”) or equivalent body for such trial, or on account of changes to federal, state, or local laws. A suspension or termination may be imposed due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA, competent authorities and/or ethics committees of the EU Member States or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product or treatment, failure to establish or achieve clinically meaningful trial endpoints, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

Our business may be materially and adversely affected by public health pandemics such as the ongoing COVID-19 pandemic. The COVID-19 pandemic, and the resulting worker shortage, have had, and will likely continue to have, an adverse impact on our business and operations.

The consequences of the COVID-19 pandemic continue to have an impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services have changed significantly. In response to the COVID-19 pandemic, many of our employees continue to work remotely outside of our offices. Additionally, while our laboratory operations resumed to near-normal capacity, we may continue to experience challenges in procuring materials and supplies in a consistently timely manner due to global supply chain issues with third parties.

Our clinical trials have been affected by the COVID-19 pandemic and many sites instituted policies regarding operations at various times during the COVID-19 pandemic. Even as many clinical trial sites have removed restrictions implemented during the COVID-19 pandemic, they have continued to experience site study staff shortages and turnover, which have resulted in delays. Some factors from the COVID-19 pandemic that could adversely affect enrollment in, as well as initiation, conduct, progress, continuation and completion of our clinical trials include:

●the worker shortage that commenced during the COVID-19 pandemic significantly impacted, and will likely continue to impact, many of the clinical trial sites that we work with for our clinical trials, which has resulted in longer than anticipated contracting, review and site initiation processes for our clinical trials;
●the continued impact from COVID-19 on healthcare providers, patients and personnel, which may vary considerably from jurisdiction to jurisdiction, as well as on local restrictions and practices, including the complexities of having to understand and navigate multiple sets of protocols and the accessibility and rates of vaccinations, and effectiveness of vaccinations in various geographies;
●limitations on travel, quarantine requirements and facility access restrictions that interrupt key trial activities, such as clinical trial site initiations, our ability and the ability of our CROs to access and monitor clinical trial sites, and new clinical trial site policies resulting from the COVID-19 pandemic that determine essential and non-essential functions and staff, which may impact the ability of site staff to conduct assessments, or result in delays to the conduct of the assessments, as part of our clinical trial protocols, or the ability to enter assessment results into clinical trial databases in a timely manner, or that limit the ability of a patient to participate in a clinical trial or delay access to product candidate dosing or assessments;
●patients may have to limit participation in our clinical trials, including missing certain scheduled doses of the investigational product and the skipping or delays in investigational product dosing or assessments as part of a clinical trial that could adversely affect clinical trial data readouts, including efficacy and safety results;
●skipping or delays in the administration of background therapies of patients in a clinical trial, such as SMN upregulator therapy for SMA or anti-PD-(L)1 therapy for cancer, or other background care that could adversely affect clinical trial data readouts, including efficacy and safety results; and
●interruption in supply of materials necessary for our clinical trials, including delays in global shipping affecting the transport of clinical trial materials used in our trials.

Disruptions and delays resulting from the COVID-19 pandemic could result in additional impacts on our ongoing, as well as future, clinical trials, including delays in or adverse impacts to data readouts (e.g. poor or negative efficacy results, adverse safety signal, reduced amounts of data available or data confounding) from our clinical trials and delays in our ability to identify and enroll patients in current or future clinical trials. The COVID-19 pandemic could result in slower than anticipated enrollment in our Phase 3 SAPPHIRE pivotal clinical trial of apitegromab or Part B of our Phase 1 DRAGON clinical trial of SRK-181, lead to a negative or poor result in these clinical trials, including potential delay or rejection of any product approval by regulatory authorities or the requirement for additional clinical trial(s) beyond the currently planned program (e.g., if the amount of data from our Phase 3 SAPPHIRE clinical trial is deemed by regulatory authorities as insufficient or confounded due to COVID-19 impacts), or other adverse outcomes.

In addition, if a patient participating in one of our clinical trials contracts COVID-19 (which may occur without detection or diagnosis), this could negatively impact the data readouts from these trials; for example, the patient may be unable to participate further (or may have to limit participation) in our clinical trial, the patient may show a different efficacy assessment than if the patient had not been infected, or such patient could experience an adverse event that could be attributed to our drug product. If a patient participating in any of our clinical trials receives COVID-19 vaccination, it is unknown whether or how the vaccination may impact the data readouts from our clinical trial, such as efficacy and safety.

The extent to which the COVID-19 pandemic, and any associated worker shortages, continues to impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted. The COVID-19 pandemic continues to evolve and the conduct of our trials may be adversely affected, despite efforts to mitigate this impact.

Our clinical development strategy depends on the continued use and availability of certain third-party approved drug therapies.

Apitegromab and SRK-181 are our two clinical-stage product candidates. Patients in our Phase 3 SAPPHIRE clinical trial and certain patients remaining in the open-label extension portion of our Phase 2 TOPAZ clinical trial are receiving apitegromab in conjunction with an approved SMN upregulator therapy. These patients are reliant on the continued use and availability of such therapies. If access to an approved SMN upregulator therapy such as nusinersen or risdiplam becomes limited or is unavailable, we may be forced to pause or stop our TOPAZ extension or SAPPHIRE trials, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for apitegromab in the trial or reduce the amount of data or confound the data from this trial. We have also initiated Part B of the Phase 1 DRAGON clinical trial of SRK-181 in patients with locally advanced or metastatic solid tumors that exhibit primary resistance to anti-PD-(L)1 antibody therapies. Patients in this clinical trial are receiving SRK-181 in conjunction with an approved anti-PD-(L)1 therapy such as pembrolizumab. If access to the approved anti-PD-(L)1 therapy becomes limited or is unavailable, we may not be able to enroll, or may be delayed in enrolling patients or may be forced to pause or stop our Phase 1 DRAGON clinical trial, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for SRK-181 in the trial. Any delay or suspension of our clinical trials would significantly and adversely affect our business prospects.

The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later-stage trials.

The results of preclinical studies and early-stage clinical trials may not be predictive of the results of future, later-stage clinical trials. Preclinical studies and early-stage clinical trials are primarily designed to study PK and PD, understand the side effects of product candidates, and evaluate various doses and dosing schedules. Our current or future product candidates may demonstrate different chemical, biological and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Product candidates in later-stages of clinical trials may fail to show desired pharmacological properties or produce positive safety and efficacy results despite having progressed through preclinical studies and early-stage clinical trials. We completed a Phase 1 trial for apitegromab in healthy adult volunteers and the Phase 2 TOPAZ clinical trial for the treatment of patients with Type 2 and Type 3 SMA. In April 2021, we announced positive twelve-month top-line results from the Phase 2 TOPAZ clinical trial and from June 2021 to June 2022, we announced supportive data from additional exploratory analyses at various medical congresses. In June 2022, we announced 24-month efficacy and safety extension data of apitegromab in patients with Type 2 and Type 3 SMA from the Phase 2 TOPAZ clinical trial, and presented at the Cure SMA Research & Clinical Care Meeting. In January 2022, we initiated our Phase 3 SAPPHIRE clinical trial of apitegromab for the treatment of patients with Type 2 and Type 3 SMA. In November 2021, we presented interim clinical data from Part A of our Phase 1 DRAGON trial in cancer immunotherapy, at the Society for Immunotherapy of Cancer’s Annual Meeting. We cannot assure you that the Phase 3 SAPPHIRE clinical trial, the Phase 1 DRAGON trial or any other future clinical trials of SRK-181 or apitegromab will show positive results. There can be no assurance that any of our current clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There can also be no assurance that any of our future clinical trials will show similar results to our earlier clinical trials or support further development or registration of any of our product candidates. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

Interim, initial, or preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, initial, or preliminary data, including interim top-line results or initial or preliminary results from our clinical trials. Any interim, initial or preliminary data and other results from our clinical trials may materially change as more patient data become available. Preliminary, initial, interim or top-line results also remain subject to audit, validation and verification procedures that may result in the final data being materially different from the interim, initial or preliminary data we previously published. As a result, interim, initial or preliminary data may not be predictive of final results and should be viewed with caution until the final data are available. We may also arrive at different conclusions, or considerations may qualify such results, once we have received and fully evaluated additional data. We have presented preliminary and initial clinical data from Part A of our Phase 1 DRAGON trial for SRK-181 and will continue to present data from our Phase 1 DRAGON trial while the trial is ongoing and tumor response data will be based on assessments by site investigators. Central reads for the tumor responses are also being conducted, with a comprehensive review of the central reads to be performed once completed within and/or across the cohorts. Differences between preliminary, initial or interim data and final data could adversely affect our business.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including due to the COVID-19 pandemic. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

●	the patient eligibility and exclusion criteria defined in the protocol;
●	the size of the patient population required for analysis of the trial’s primary endpoints;
●	the willingness or availability of patients to participate in our trials (including due to the COVID-19 pandemic);
●	the number and location of participating trial sites;

●	the proximity of patients to trial sites and any limitations on travel or access to trial sites (including due to the COVID-19 pandemic);
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other therapies;
●	our ability to obtain and maintain patient consents; and
●	the risk that patients enrolled in clinical trials will drop-out of the trials before completion of their involvement in the study.

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

The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, promotion and distribution of drug products, including biologics, are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities outside the U.S. We are not permitted to market any biological product in the U.S. until we receive a biologics license from the FDA. We have not previously submitted a BLA to the FDA or similar marketing application to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. A BLA must also include significant information regarding the chemistry, manufacturing and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection as well as certain key clinical sites conducting our clinical trials.

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

We have received Fast Track designation from the FDA and PRIME designation from the EMA for apitegromab for the treatment of SMA. We may seek Breakthrough Therapy designation for apitegromab or for other product candidates in the future, or Fast Track designation from the FDA or PRIME designation from the EMA for other product candidates in the future, and we may not be successful in receiving such designations, or if received, such designation may not actually lead to a faster development or regulatory review or approval process.

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

In March 2021, the EMA granted PRIME designation to apitegromab for the treatment of SMA. PRIME, or PRIority MEdicine, is a scheme provided by the EMA to enhance support for the development of medicines that target an unmet medical need. To qualify for PRIME, product candidates require early clinical evidence that the therapy has the potential to offer a major therapeutic advantage over existing treatments or benefit patients without treatment options. Among the benefits of PRIME are the appointment of a rapporteur to provide continuous support and help build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process. The receipt of PRIME designation for apitegromab for the treatment of SMA may not result in a faster development process, review or approval compared to products considered for approval under conventional regulatory agency procedures and does not assure ultimate approval by the EMA.

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

If apitegromab, SRK-181 or any future product candidate we develop receives marketing approval, whether as a single agent or in conjunction with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, doctors may deem it sufficient to treat patients with SMA with an SMN upregulator therapy such as nusinersen, and therefore will not be willing to utilize apitegromab in conjunction with such SMN upregulator. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

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

We rely on third-party contract manufacturers to manufacture some of our preclinical product candidate supplies and rely on third-party contract manufacturers to manufacture all of our clinical trial product supplies and, if approved, will rely on third-party contract manufacturers to manufacture all of our commercial product supplies, including all of our drug substance, vialing, labeling, and packaging. We do not own manufacturing facilities for producing any clinical trial or commercial product supplies. There can be no assurance that our preclinical, clinical development, and, if approved, commercial product supplies will not be limited or interrupted, including as a result of the COVID-19 pandemic, or that our product supplies will be of satisfactory quality or continue to be available at acceptable prices. For example, we rely on a single source supplier for the manufacture of drug substance for apitegromab and SRK-181, and this supplier also manufactures parts of the COVID-19 vaccine that may be subject to the priorities and allocations authority under the Defense of Production Act of 1950 whereby a contract to manufacture the COVID-19 vaccine could take precedence over any manufacturing we have contracted with this supplier. In addition, the extent to which the COVID-19 pandemic impacts our ability to procure sufficient supplies for the development of apitegromab, SRK-181 or future product candidates will depend on the severity and duration of the spread of COVID-19, and the actions undertaken to contain COVID-19 or treat its effects. Any replacement of our current drug substance contract manufacturer would require significant resources, lead time and expertise because there may be a limited number of qualified replacements. If any of our third-party manufacturers divert resources or manufacturing capacity to accommodate the development or manufacture of COVID-19 coronavirus vaccines, our supply chain may be disrupted, limiting our ability to supply apitegromab or SRK-181 for our clinical trials.

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

In May 2022, we announced a reduction in workforce by approximately 25% in connection with the restructuring of our business to prioritize and focus on our clinical stage assets. We may not realize, in full or in part, the anticipated benefits, savings and improvements in our operating structure from our restructuring efforts due to unforeseen difficulties, delays or unexpected costs. If we are unable to realize the expected operational efficiencies and cost savings from the restructuring, our operating results and financial condition would be adversely affected. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our strategic restructuring plan may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. If employees who were not affected by the workforce reduction seek alternate employment, this could result in us seeking contract support at unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our product candidates in the future.

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

Our executives and highly skilled technical and managerial personnel are critical to our business. If we have transition in management, lose key personnel, or if we fail to recruit additional highly skilled personnel, our ability to further develop apitegromab, SRK-181 and identify and develop new or next generation product candidates may be impaired.

Our performance substantially depends on the performance of our management team. We had a Chief Executive Officer transition in October 2022. Any transition or loss of the services of any of our executives or highly skilled technical and managerial personnel could have a disruptive impact on our ability to implement our strategy and impede the achievement of our research, development and commercialization objectives. In addition, these transitions or departures could, cause us to incur increased operating expenses, divert senior management resources in searching for replacements, or otherwise have a material adverse effect on our business, internal controls, financial condition and results of operations. Management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and operational execution during this phase. If we have additional changes to our executives or highly skilled technical and managerial personnel, we may be unable to successfully manage and grow our business, and our results of operations, execution of corporate goals, internal controls and financial condition could suffer as a result. The unplanned loss of the services of our executives or other personnel also could harm our reputation.

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

We have conducted our Phase 2 TOPAZ clinical trial of apitegromab in the European Economic Area (“EEA”), are conducting our Phase 3 SAPPHIRE clinical trial of apitegromab in the EEA and the UK, and may conduct future clinical trials in the EEA or the UK and therefore may be subject to additional privacy laws. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA, including to the U.S., providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, where required reporting security breaches involving personal data to the competent national data protection authority and affected individuals, where required, appointing data protection officers, where required conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers (see below).

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

Adequate safeguards must be implemented to enable the transfer of personal data outside of the EEA or the UK in compliance with European and UK data protection laws. On June 4, 2021, the European Commission (EC) issued new forms of standard contractual clauses for data transfers from controllers or processors in the EEA (or otherwise subject to the EU GDPR) to controllers or processors established outside the EEA (and not subject to the EU GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published its own standard clauses, the International Data Transfer Agreement, which enables transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the GDPR and doing so will require significant effort and cost.

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

Since March 2020 when foreign and domestic inspections of facilities were largely placed on hold because of the COVID-19 pandemic, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approvals. As of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or may defer action on the application until an inspection can be completed. During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications. Additionally, regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

Our office and laboratory facilities are located in Cambridge, Massachusetts. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, the facilities at any clinical trial site, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of apitegromab, SRK-181 and future product candidates or interruption of our business operations. If a natural disaster, outbreak of disease, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities, our clinical trial sites or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. For example, the COVID-19 pandemic resulted in extended shutdowns of certain businesses and has had ripple effects to businesses around the world. The outbreak and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services may be slow to return to pre-pandemic levels.

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

In addition, periodic maintenance fees on any issued patent are due to be paid to the U.S. Patent Office (“USPTO”) and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Moreover, complications due to the COVID-19 or other pandemics may result in inadvertent lapse due to, for example, unexpected closures of the USPTO or foreign patent offices, delays in delivery of notifications relating to deadlines, or failure to timely and/or properly obtain signatures on necessary documents. Additionally, as a result of the armed conflict between Russia and Ukraine, it is unclear whether payments to the Russian Patent Office and other entities might violate certain sanctions. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

We are a biopharmaceutical company formed in 2012 and our operations to date have been focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. We have not yet demonstrated the ability to progress any of our product candidates through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the nine months ended September 30, 2022 and 2021, we reported a net loss of $95.2 million and $95.9 million, respectively. As of September 30, 2022, we had an accumulated deficit of $471.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, apitegromab and SRK-181, and any future product candidates.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, including clinical trials for apitegromab and SRK-181 and preclinical studies and clinical trials for any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of September 30, 2022, we had approximately $343.7 million in cash, cash equivalents and marketable securities. In June 2022, we sold shares of common stock, pre-funded warrants to purchase shares of our common stock and warrants to purchase shares of our common stock through a registered direct offering for net proceeds of $195.3 million, after deducting placement agent fees and offering expenses. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2022, will be sufficient to fund our operating expenses and capital expenditure requirements into 2025. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Additionally, any program setbacks or delays due to changes in federal or state laws or clinical site or clinical vendor policies as a result of the COVID-19 pandemic could impact our programs and increase our expenditures. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

As of September 30, 2022, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 22.9% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

As of September 30, 2022, approximately 10,459,181 shares of our common stock were reserved for issuance upon exercise or conversion of outstanding warrants. Additionally, 7,850,408 shares of our common stock were reserved for issuance upon exercise of outstanding stock options and vested restricted stock units. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price. We also have 27,689,692 shares of our common stock reserved for issuance upon exercise of pre-funded warrants, which are already included in our calculation of our weighted average common shares outstanding.

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

Item 2. Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Amendment No. 2 to Loan and Security Agreement with Oxford Finance and Silicon Valley Bank

On November 10, 2022, we and our wholly-owned subsidiary, Scholar Rock, Inc. entered into the Second Amendment (“Amendment No. 2”) to the Loan and Security Agreement dated October 16, 2020, as amended (the “Loan Agreement”) by and with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (each, a “Lender” and collectively, the “Lenders”). Pursuant to the Loan Agreement, we previously received $50.0 million in loan proceeds under Tranche(s) 1 and (2) of the Loan Agreement. Pursuant to Amendment No. 2, we and the Lenders agreed to increase the total agreement to an amount up to $100.0 million, comprised of the original $50.0 million loan which remains outstanding and two additional $25.0 million tranches. The third tranche of $25.0 million is now available at the Company’s discretion through December 2023 upon achievement of certain development and business performance milestones and the fourth tranche of $25.0 million may be available upon our request, at Oxford and SVB’s discretion. Amendment No. 2 also extended the interest-only payment period for an additional 24 months through November 2024, with principal payments to commence in December 2024, or for an additional 36 months through November 2025 upon achievement of certain development and business performance milestones, with principal payments to commence in December 2025. The maturity of the loan was extended to November 2027.

Effective upon Amendment No. 2, the interest rate on the unpaid principal will be the greater of the Wall Street Journal prime rate plus 4.60% or 9.35% per annum. Prepayment is permitted and may include a pre-payment fee ranging from 0 - 3% (of the principal amount being prepaid), depending on when the prepayment is made. We are also required to make a final payment equal to 2% of the original principal amount.

In conjunction with Amendment No. 2, we are required to pay the accrued portion of the final payment on the previous outstanding balance.

The foregoing description of Amendment No. 2 does not purport to be complete and is qualified in its entirety by reference to the Amendment No. 2, which we intend to file as an exhibit to our Form 10-K for the year ending December 31, 2022.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.2	May 8, 2018
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.1.1	May 14, 2018
3.3	Amended and Restated By-laws of the Registrant	S-1/A	333-224493	3.4	May 8, 2018
4.1	Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated December 22, 2017	S-1	333-224493	4.1	April 27, 2018
4.2	Specimen Stock Certificate evidencing shares of common stock	S-1/A	333-224493	4.2	May 14, 2018
4.3	Amended and Restated Warrant to Purchase Stock, by and between Silicon Valley Bank and the Registrant, dated December 22, 2017	S-1	333-224493	4.3	April 27, 2018
4.4	Form of Pre-Funded Warrant	8-K	001-38501	4.1	June 21, 2022
4.5	Form of Common Stock Warrant	8-K	001-38501	4.2	June 21, 2022
10.1	Employment Agreement, by and between Scholar Rock, Inc, and Jay T. Backstrom, dated September 19, 2022	8-K	001-38501	10.1	September 20, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*       Filed herewith

**     Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLAR ROCK HOLDING CORPORATION

Date: November 14, 2022	By:	/s/ Jay T. Backstrom
Jay T. Backstrom President and Chief Executive Officer (Principal Executive Officer)
Date: November 14, 2022	By:	/s/ Edward H. Myles
Edward H. Myles Chief Operating Officer & Chief Financial Officer (Principal Financial and Accounting Officer)