Form 10-K
period 2022-12-31
Scholar Rock Holding Corp
filed 2023-03-07
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $109.5 million based on the closing price of the registrant’s common stock on June 30, 2022. The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

As of March 2, 2023, there were 51,985,072 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”), including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the success, cost and timing of clinical trials for apitegromab and SRK-181, including the progress and completion of clinical trials, and the results, and the timing of results, from these trials;
●	our success in identifying and executing a development program for additional indications for apitegromab and SRK-181 and in identifying product candidates from our preclinical programs;
●	the clinical utility of our product candidates and their potential advantages over other therapeutic options;
●	our ability to obtain, generally or on terms acceptable to us, funding for our operations, including funding necessary to complete further development and, upon successful development, if approved, commercialization of apitegromab, SRK-181 or any of our future product candidates;
●	timing of and costs associated with our restructuring, and the savings benefits we expect to receive from the restructuring;
●	risks associated with impact of global economic and political developments on our business, including rising inflation and capital market disruptions, the current conflict in Ukraine, economic sanctions and economic slowdowns or recessions the COVID-19 pandemic or other public health pandemics, which may adversely impact our workforce, global supply chain, business, preclinical studies, clinical trials, our research and development efforts, the value of our common stock and our ability to access capital markets, and financial results;
●	the potential for our identified research priorities to advance our proprietary platform by identifying future product candidates;
●	the timing, scope, or likelihood of our ability to obtain and maintain regulatory approval from the U.S. Food and Drug Administration (“FDA”), the European Commission (“EC”) and other regulatory authorities for apitegromab, SRK-181 and any future product candidates, and any related restrictions, limitations or warnings in the label of any approved product candidate;
●	our ability to continue to grow our organization, including our personnel, systems and relationships with third parties;
●	our ability to retain our executives and highly skilled technical and managerial personnel, which could be affected due to any transition in management, or if we fail to recruit additional highly skilled personnel;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection and our ability to operate our business without infringing on the intellectual property rights of others;

●	our ability and the potential to successfully manufacture our product candidates for clinical trials and for commercial use, if approved;
●	our ability to successfully build a commercial infrastructure to market apitegromab, if approved;
●	our ability to establish or maintain collaborations or strategic relationships;
●	our expectations relating to the potential of our proprietary platform technology;
●	our ability to obtain additional funding when necessary;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in combination with others;
●	our expectations related to the use of our cash reserves;
●	the impact of new laws and regulations or amendments to existing laws and regulations in the United States and foreign countries;
●	developments and projections relating to our competitors and our industry;
●	our estimates and expectations regarding cash and expense levels, future revenues, capital requirements and needs for additional financing, including our expected use of proceeds from our public offerings, and liquidity sources;
●	our expectations regarding the period during which we qualify as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act or as a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934; and
●	other risks and uncertainties, including those listed under the caption Part II, Item 1A “Risk Factors”.

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

PART I

Item 1. Business

Overview

We are a biopharmaceutical company focused on the discovery and development of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role. As a global leader in transforming growth factor beta (“TGFβ”) superfamily biology, our novel understanding of the molecular mechanisms of growth factor activation enabled us to develop a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target the precursor, or latent, forms of growth factors. By targeting the signaling proteins at the cellular level and acting in the disease microenvironment, we believe we may avoid the historical dose-limiting safety challenges associated with inhibiting growth factors for therapeutic effect. We believe our focus on biologically validated growth factors may facilitate a more efficient development path.

Based on this proprietary and scalable technology platform, we are building a growing portfolio of novel product candidates with the aim of transforming the lives of patients suffering from a wide range of serious diseases, including neuromuscular disorders, cancer, fibrosis and iron-restricted anemia. We have discovered and progressed the development of:

●	Apitegromab, an inhibitor of the activation of latent myostatin, for the treatment of spinal muscular atrophy (“SMA”). We also believe apitegromab could have potential in the treatment of other disorders where the inhibition of myostatin may be beneficial.
●	SRK-181, an inhibitor of the activation of latent transforming growth factor beta-1 (“TGFβ1”), for the treatment of cancers that are resistant to anti-PD-(L)1 antibody therapies.
●	Potent and selective inhibitors of the activation of TGFβ for the treatment of fibrotic diseases. We are advancing multiple antibody profiles toward product candidate selection including antibodies that selectively inhibit the activation of latent TGFβ1 in the context of fibrotic extracellular matrix and that avoid perturbing TGFβ1 presented by cells of the immune system.
●	Additional discovery and early preclinical programs related to the selective modulation of growth factor signaling including bone morphogenetic protein 6 (“BMP6”) and other growth factors.

Our first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-targeted therapy for the treatment of SMA. We are conducting SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with nonambulatory Type 2 and Type 3 SMA (which is estimated to represent the majority of the current prevalent SMA patient population in the U.S. and Europe). We expect to complete enrollment of SAPPHIRE in 2023, with the top-line data readout expected in 2024. If successful and if apitegromab is approved, we expect to initiate a commercial product launch in 2025.

Apitegromab was evaluated in our Phase 2 TOPAZ proof-of-concept clinical trial for the treatment of patients with Type 2 and Type 3 SMA. Positive 12-month top-line results were initially announced in April 2021. In June 2022, we presented 24-month efficacy and safety extension data of apitegromab from TOPAZ. These data showed sustained and continued improvement with apitegromab for nonambulatory patients with Types 2 and 3 SMA receiving an SMN therapy (see “Phase 2 TOPAZ Trial Analysis” below). We expect to report 36-month extension data from TOPAZ in mid-2023. The FDA granted fast track designation, rare pediatric disease designation and orphan drug designation to apitegromab for the treatment of SMA in May 2021, August 2020 and March 2018, respectively. The European Medicines Agency (“EMA”) granted PRIority MEdicines (“PRIME”) designation in March 2021 and the European Commission (“EC”) granted orphan medicinal product designation in December 2018 to apitegromab for the treatment of SMA.

Our second product candidate, SRK-181, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor therapies (“CPI therapies”), such as anti-PD-1 or anti-PD-L1 (“anti-PD-(L)1”) antibody therapies. SRK-181 is a highly selective inhibitor of the activation of latent TGFβ1 that is being investigated in our Phase 1 DRAGON proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibodies. This two-part clinical trial consists of a dose escalation portion (Part A) and a dose expansion portion evaluating SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy (Part B). Part B commenced in 2021 and includes the following active cohorts: urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, clear cell renal cell carcinoma, and head and neck squamous cell carcinoma (“HNSCC”). Initial clinical data from Part A were presented in November 2021 at the Society for Immunotherapy of Cancer (“SITC”) 36th Annual Meeting and additional clinical data were presented at the 2022 SITC Annual Meeting in November 2022. The Phase 1 DRAGON trial continues to advance, and we expect to provide biomarker and clinical updates in 2023.

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

Our Approach and Proprietary Platform

Our innovative approach is rooted in our novel understanding of the molecular mechanisms of growth factor activation and signaling and is designed to discover and develop monoclonal antibody product candidates that can inhibit the activation of a growth factor with an unprecedented degree of selectivity. Our proprietary platform is designed to generate product candidates that target the growth factor’s latent precursor form prior to its activation within the disease microenvironment, or tissue where it is localized.

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

●	Lack of pathway selectivity—multiple growth factors often signal through the same or overlapping sets of related receptors, making it difficult to specifically modulate one pathway over another;
●	Lack of target selectivity—members of the same growth factor superfamily share considerable structural similarities, making it difficult to achieve specific inhibition of the targeted growth factor; this can result in broad systemic inhibition that can cause undesirable, and in many cases toxic, side effects; and
●	Lack of disease microenvironment localization—systemic and non-selective inhibition of a growth factor can block the growth factor’s role in the disease process, but can also simultaneously interfere with its other normal physiological roles.

Our approach to the discovery and development of growth factor targeted drugs is fundamentally new and different from traditional approaches. Our approach of targeting the precursor, or latent forms of growth factors is based on the breakthrough discovery by the laboratory of our cofounder, Timothy A. Springer, Ph.D. of Harvard Medical School and Boston Children’s Hospital.

Unlike many other proteins that are produced and secreted by cells in a mature, or active, form, many growth factors are expressed by cells in a latent form. For example, TGFβ1 is produced by cells as a single protein which is then enzymatically processed by the cells into two distinct and physically separated domains — the mature growth factor and the remaining portion of the original protein, referred to as the prodomain — which remain associated as part of a complex. This secreted complex is latent, or inactive, and must first be activated to carry out its normal function in a highly localized tissue or disease microenvironment. In a seminal peer-reviewed publication in 2011, Dr. Springer elucidated a new understanding of the mechanism of activation of the latent growth factor complex among members of the TGFβ superfamily by solving a high-resolution x-ray crystal structure of this latent form of TGFβ1 (as illustrated in the graphic below).

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

To enable our novel approach, we have built a proprietary platform that is rooted in our structural biology insights into activation of latent growth factor precursors. We integrate these insights with sophisticated protein expression, assay development and monoclonal antibody discovery capabilities. In addition to this expertise, our proprietary platform is covered by two patent families, with issued patents projected to expire well into the 2030s, excluding any patent term adjustments or extensions. The key elements of our proprietary platform include the following:

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

Our Expertise

We have assembled an experienced management team, board of directors, scientific founders and advisory board who bring extensive industry experience to our company. The members of our team have deep experience in discovering, developing and commercializing therapeutics, having worked at companies such as: Acceleron Pharma, Inc.; Alnylam Pharmaceuticals, Inc.; AMAG Pharmaceuticals, Inc.; Celgene Corporation; Foundation Medicine, Inc.; Krystal Biotech, Inc.; Novartis Pharmaceuticals; and Ocata Therapeutics, Inc. We were founded by internationally respected scientists, Drs. Timothy A. Springer and Leonard I. Zon of Harvard Medical School and Boston Children’s Hospital.

Our Strategy

Using our proprietary platform to unlock the therapeutic potential of targeting growth factor signaling in the disease microenvironment, our goal is to deliver novel therapies to underserved patients suffering from a wide range of serious diseases, including neuromuscular disorders, cancer, fibrosis and iron-restricted anemia. To achieve this goal, we plan to:

●	Continue advancing apitegromab through its registrational program in SMA to characterize its potential to offer meaningful benefit to patients. We are developing our first product candidate, apitegromab, for the treatment of patients with SMA. By targeting the latent form of myostatin and specifically inhibiting its activation in muscle, we believe apitegromab holds considerable promise in improving motor function in patients with SMA. We are currently conducting SAPPHIRE, a pivotal Phase 3 trial to evaluate the efficacy and safety of apitegromab in patients with nonambulatory Type 2 and Type 3 SMA being treated with survival motor neuron (“SMN”) therapy (e.g., therapies that upregulate the expression of SMN, such as SMN splicing modulators).
●	Identify the next indication(s) for apitegromab. Our goal is to maximize the value of apitegromab by exploring its potential across SMA types and in other myostatin-related indications. We believe that the role of apitegromab as a muscle-targeted therapy could have broad potential beyond SMA, spanning a number of muscle disorders in which fast-twitch fibers may play an important role in motor function. There is also increasing recognition of the important role of skeletal muscle in modulating metabolic physiology, highlighting a potential therapeutic opportunity for myostatin blockade. We have efforts underway to evaluate these opportunities, including preclinical and translational research, development path assessments, and commercial evaluations.
●	Advance our TGFβ1 product candidate, SRK-181, through clinical proof-of-concept. Our second antibody program is focused on the discovery and development of potent and selective inhibitors of the activation of latent TGFβ1. We believe that the selectivity of SRK-181, as observed in preclinical studies, is a significant differentiator in our efforts to address the historical dose-limiting safety challenges resulting from non-selectively inhibiting multiple isoforms that activate the TGFβ signaling pathway. We are conducting a Phase 1 proof-of-concept clinical trial of SRK-181 in patients with locally advanced or metastatic solid tumors that are experiencing resistance to anti-PD-(L)1 antibody therapy. Additionally, we believe that SRK-181 has the potential to address unmet medical needs in other oncology indications, and we will endeavor to maximize the value of this product candidate by exploring its potential in additional oncology indications.

●	Continue to leverage our proprietary platform to expand our pipeline beyond current lead programs. We will continue to leverage and expand our proprietary platform to selectively target the activation of additional growth factors, both within and beyond the TGFβ superfamily. Given the established role of signaling by protein growth factors in numerous diseases, we believe that these efforts could result in new opportunities to treat diseases with unmet medical need. In order to support our pipeline expansion and intention to be the leader in the field of growth factor-targeted drug development, we are investing in the technologies supporting our proprietary platform. We have designed a proprietary, state of the art, antibody display library to more efficiently identify differentiated candidate antibodies. Furthermore, we believe that our structural insights have applicability beyond growth factor activation to include other cell signaling mechanisms.

We believe that additional product candidates in the TGFβ portfolio have the potential to address other disorders associated with increased TGFβ signaling, including tissue and organ fibrosis. To advance the discovery and development of selected inhibitors originating from our TGFβ program that we believe have the potential to address unmet medical needs in non-oncology indications, we entered into a three-year fibrosis-focused collaboration with Gilead Sciences, Inc. (“Gilead”). At the conclusion of the agreement in January 2022, the rights to the respective antibodies reverted to us. We have identified a suite of anti-fibrotic antibodies with novel selectivity profiles that were discovered over the course of the collaboration including those which may have therapeutic potential for the treatment of organ fibrosis by inhibiting TGFβ1 function in connective tissue while having no impact on the activation or signaling of TGFβ1 in the immune system. We plan to continue the advancement of these assets as part of our growing preclinical pipeline.

In addition, using our structural insight, we have identified modulators of BMP 6 (a TGFβ superfamily growth factor) by selectively inhibiting its co-receptor RGMc or hemojuvelin which is required for activation. BMP6 functions as a critical control point in iron modulation via regulation of hepcidin. Traditional approaches to inhibiting the signaling of BMP6 systemically would likely perturb the numerous different physiological processes in which BMP6 is involved. Our approach could provide the potential for tissue specific modulation of BMP signaling and iron regulation.

●	Selectively seek strategic collaborations to maximize the value of our proprietary platform and pipeline. Given the potential of our proprietary platform to generate novel product candidates that could treat a wide variety of diseases, we believe that we can maintain in-house discipline with respect to our key development and commercialization efforts, while at the same time maximizing the full potential of our proprietary platform for other disease areas and indications. As a result, we may seek to form additional strategic collaborations around certain targets, product candidates or disease areas that we believe could benefit from the resources of either larger biopharmaceutical companies or those specialized in a particular area of relevance.

Our Pipeline

Using our innovative approach and proprietary platform, we are creating a differentiated pipeline of novel product candidates that selectively inhibit the activation of latent growth factors believed to be important drivers in a variety of diseases, including neuromuscular disorders, cancer, fibrosis, and iron-restricted anemia. Our proprietary platform includes (i) our know-how enabling expression and purification of latent protein growth factor complexes in quantity and quality sufficient to enable antibody discovery; (ii) strategies to identify rare antibodies that selectively bind targeted latent protein growth factor complexes using our own proprietary antibody libraries; and (iii) assays developed by us to test the highly selective antibodies’ ability to modulate the activation of specific latent growth factors. We have worldwide rights to our proprietary platform and all of our product candidates.

The following summarizes our pipeline programs:

Our Product Candidates and Additional Programs

Apitegromab — Our Inhibitor of Latent Myostatin Activation for SMA

We are developing apitegromab, a novel, highly selective inhibitor of the activation of the growth factor myostatin, as a potential first muscle-targeted therapy for the treatment of SMA. Myostatin, a member of the TGFβ superfamily of growth factors, is expressed primarily in skeletal muscle cells and the absence of its gene is associated with an increase in muscle mass and strength in multiple animal species. We believe that inhibition of the activation of myostatin may promote a clinically meaningful increase in motor function.

In preclinical studies, we have shown that apitegromab selectively avoids interaction with other closely related growth factors that play distinct physiological roles. We observed multi-fold increases in serum latent myostatin levels in mouse models of both early and late SMN restoration and that apitegromab promoted increased strength (as measured by torque generation) in SMN-deficient mice. In a Phase 1 clinical trial designed to evaluate the safety, tolerability, and pharmacokinetic (“PK”) /pharmacodynamic (“PD”) profile of apitegromab in adult healthy volunteers, there were no dose-limiting toxicities and robust and sustained target engagement following administration of apitegromab was observed. Apitegromab was evaluated in our Phase 2 TOPAZ proof-of-concept clinical trial for the treatment of patients with Type 2 and Type 3 SMA and positive 12-month top-line results were announced in April 2021. See “Phase 2 TOPAZ Trial Analysis” below. We are currently conducting SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with nonambulatory Type 2 and Type 3 SMA receiving SMN therapy. We expect to complete enrollment of SAPPHIRE in 2023, with the top-line data readout expected in 2024. If successful and if apitegromab is approved, we expect to initiate a commercial product launch in 2025.

We believe that apitegromab has the potential to be the first muscle-targeted therapy which is aimed at improving motor function in patients with SMA and could be used in conjunction with SMN therapies or as a monotherapy. We have identified multiple other diseases for which the selective inhibition of the activation of myostatin may offer therapeutic benefit, including additional patient populations in SMA (such as Type 1 SMA and ambulatory SMA) and indications outside of SMA.

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

SMA Natural History and Epidemiology

SMA, the most common monogenic cause of death in infants, is a rare neuromuscular disorder. An estimated 30,000 to 35,000 patients suffer from SMA in the U.S. and Europe alone. Patients with SMA can be categorized as one of four types, Type 1 through Type 4. The majority of SMA patients currently living in the U.S. and Europe are estimated as having Type 2 or Type 3 disease, although it should be noted that this percentage may evolve over time. Nonambulatory Type 2 and Type 3 SMA will be the initial focus of investigation in the development program.

●	Type 1 disease is the most severe form, with clinical signs emerging at or shortly following birth. Patients with Type 1 SMA suffer from respiratory compromise and often require mechanical ventilation shortly after birth. Without intervention, Type 1 infants are not able to sit without support. Type 1 patients begin to lose motor neurons and muscle mass before birth.
●	Type 2 disease manifests in early childhood and is less severe than Type 1 disease, although patients exhibit profound deficits in motor function. Patients with Type 2 disease may be able to sit independently but they are typically unable to walk without assistance.
●	Type 3 disease manifests usually in childhood. While Type 3 SMA patients develop the ability to walk unaided, many individuals lose that ability over time. Ambulatory Type 3 SMA patients commonly suffer from substantial motor functional impairment, as evidenced by Expanded Hammersmith Functional Motor Scale (“HFMSE”) scores and Six Minute Walk Test distances, two commonly used measures of motor function.
●	Type 4 disease is the mildest form of SMA, and its population is not well characterized. After symptom onset, which is most commonly reported between 20 and 30 years of age, patients experience mild to moderate muscle weakness and increasing disabilities. Patients are ambulatory and their life expectancy is normal.

Unmet Medical Need in SMA

We view the emerging landscape for the development of novel medicines for SMA as being classified into two distinct but complementary therapeutic strategies: 1) SMN therapy (also known as SMN corrector therapy or SMN-directed therapy) and 2) muscle-targeted therapy. Despite progress in the development of SMN therapies, a high unmet medical need to improve motor function remains. We believe that the advancement of muscle-targeted therapy will be necessary to address this important gap.

SMN therapies are aimed at addressing the SMN deficiency to prevent further motor neuron deterioration. This category includes antisense oligonucleotide and small molecule approaches to increase SMN2 expression as well as gene therapy to deliver the SMN1 gene. The primary benefit of such an approach appears to be to address the SMN deficiency and to modify the course of disease. Early intervention at a very young age is therefore thought to be essential to prevent significant motor functional deterioration. However, for the vast majority of SMA patients living today, this early intervention window has been missed, and such individuals suffer from severe functional impairment. Thus, regardless of the precise nature or mechanism of action for any given SMN therapy, we believe that most SMA patients will continue to experience clinically significant functional deficits.

To address this need, apitegromab is being developed as a potential first muscle-targeted therapy for SMA. We envision the potential for apitegromab to be a critical complement to any SMN therapy in patients with Type 2 and 3 SMA in order to drive absolute increases in functional performance over baseline. We also view apitegromab as having potential in the treatment of Type 1 SMA as well as presymptomatic SMA in conjunction with SMN therapy.

Myostatin in SMA and Challenges with Traditional Approaches

Apitegromab is a highly selective inhibitor of the activation of latent myostatin that acts locally within skeletal muscle. Myostatin, also known as growth differentiation factor 8 (“GDF8”), is a member of the TGFβ superfamily and is produced by skeletal muscle cells. As with other tissues and organs in the human body, healthy muscle homeostasis is maintained by a proper balance of growth signals, or anabolic stimuli, and breakdown signals, or catabolic stimuli. In humans, the anabolic stimuli that drive muscle growth are proteins, such as the human growth hormone and the insulin like growth factor 1. In contrast, myostatin is a catabolic agent that functions as a negative regulator of muscle mass.

Skeletal muscle fibers are generally classified as fast-twitch or slow-twitch. Fast-twitch fibers play a key role in motor activities, such as those involving quick bursts of strength. In contrast, slow-twitch fibers are important for endurance activities. Animals lacking functional myostatin genes, or its receptor, have larger muscles and increased strength compared to normal animals. While the absence of myostatin does lead to overall increases in muscle mass, a preferential effect on muscles enriched for fast-twitch muscle fibers has been observed in animals. Such animals are otherwise healthy and live a normal lifespan.

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

We believe that the therapeutic potential for apitegromab in improving motor function is more optimal when a given disease bears certain features. Based on our translational and preclinical efforts, we have formulated a set of guiding principles to inform indication selection within the category of neuromuscular disease. As summarized in the table below, we believe that the pathobiological and clinical characteristics of SMA are well-aligned with these guiding principles. Since myostatin regulates muscle catabolism rather than anabolism, we believe that having a background of anabolic capacity is important to drive muscle growth in the setting of myostatin inhibition. Anabolic capacity is most robust in younger individuals and diminishes as one ages. SMA is a genetic disorder with onset commonly in childhood, and the initial focus of the development program will be in children and young adults. Furthermore, in SMA, there is a significant but incomplete loss of motor neurons, ensuring at least some intact signaling between skeletal muscle and nerve. In addition, generally, there are also no apparent structural abnormalities in the skeletal muscle. The partial loss of motor neurons causes substantial atrophy of fast-twitch muscle fibers that in turn leads to many of the motor function impairments. Validated outcome measures are available for SMA clinical trials that are relevant to fast-twitch fiber activity. These outcome measures, such as the HFMSE, assess motor activities that involve short-term bursts of strength, which are driven by fast-twitch muscle fibers. These endpoints therefore measure an outcome that may be more likely to be directly affected by apitegromab.

Key disease features of SMA are aligned with Scholar Rock’s guiding principles for neuromuscular indication selection for apitegromab

Clinical Development Overview

We are currently conducting SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with nonambulatory Type 2 and Type 3 SMA being treated with SMN therapy.

Beyond Type 2 and Type 3 SMA, we believe that apitegromab has the potential to contribute an important therapeutic benefit to patients with either more or less severe forms of SMA, as well as pre-symptomatic patients receiving early intervention with a SMN therapy.

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

Phase 3 SAPPHIRE Pivotal Trial Design

SAPPHIRE is a randomized, double-blind, placebo-controlled, Phase 3 clinical trial. Approximately 156 patients aged 2-12 years old with nonambulatory Type 2 or Type 3 SMA who are receiving an SMN therapy are anticipated to be enrolled in the main efficacy population. Patients will be randomized 1:1:1 to receive for 12 months either apitegromab 10 mg/kg, apitegromab 20 mg/kg, or placebo by intravenous (IV) infusion every 4 weeks. Patients receiving the SMN therapies of nusinersen as well as risdiplam are both eligible for enrollment.

Additional key elements of the study design include the following:

●	At baseline, all patients will be required to be in the chronic maintenance phase of SMN therapy, corresponding to either at least 6 months of prior treatment in the case of risdiplam or at least 10 months of prior treatment in the case of nusinersen.
●	Randomization of patients will be stratified by both the SMN therapy (nusinersen vs. risdiplam) as well as the age at which SMN therapy had been initiated (< 5 years vs. ≥ 5 years).
●	The primary efficacy endpoint will evaluate the mean change from baseline in the HFMSE total score after 12 months of treatment.
●	Additional endpoints will evaluate safety, proportion of patients with ≥3-point HFMSE increase, Revised Upper Limb Module (“RULM”), World Health Organization (“WHO”) motor developmental milestones, PK, PD, anti-drug antibody, and other outcome measures.

In addition, this clinical trial provides the opportunity for an interim analysis when at least 50% of patients in the main efficacy population (age 2-12 years old) have completed 12 months of treatment.

Separately from the main efficacy population, an exploratory population of 48 patients aged 13-21 years old with nonambulatory Type 2 or Type 3 SMA who are receiving an SMN therapy (nusinersen or risdiplam) will be evaluated. These patients will be randomized 2:1 to receive either apitegromab 20 mg/kg or placebo. In this subpopulation of older individuals with SMA, the safety and tolerability of apitegromab will be characterized, and efficacy will also be evaluated in an exploratory, nonpowered manner.

Phase 2 TOPAZ Proof-of-Concept Trial

We completed enrollment of 58 patients in our Phase 2 TOPAZ proof-of-concept trial of apitegromab in SMA in January 2020. One patient discontinued from the 12-month treatment period for reasons that were determined to be unrelated to apitegromab treatment. All remaining 57 patients completed the 12-month treatment period and opted into the extension period. Of the 55 patients who completed the 24-month TOPAZ extension period, 54 opted to continue treatment in the 36-month extension period. As of December 31, 2022, 51 of the patients remain enrolled.

The clinical trial consisted of three distinct cohorts of patients with Type 2 or Type 3 SMA and evaluated the safety and efficacy of apitegromab over a 12-month treatment period. All patients in the clinical trial received apitegromab dosed every four weeks (Q4W) either as a monotherapy or in conjunction with an approved SMN therapy.

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

Our overall approach to the efficacy analysis is informed by SMA disease biology, the anticipated mechanism of action of apitegromab, the effects of SMN therapy, and available clinical data on SMA. The primary effect of SMN therapy appears to be to address the SMN deficiency and to modify the disease course; thus, the key in preventing significant motor functional deterioration is intervening at a very young age. For most patients with SMA, however, this window for early intervention is no longer available. As a result, these individuals have already suffered considerable atrophy and motor function impairment. Natural history data indicate that most patients with Types 2 or 3 SMA, other than very young individuals, generally have a stable functional baseline over a 12-month period as evidenced by their HFMSE scores. A one-point improvement on the Hammersmith scale may be considered meaningful on an individual level and a spontaneous improvement of 3 or more points from baseline would be a notable divergence from the otherwise expected course of disease for most patients.

TOPAZ 24-Month Analysis

In June 2022, at the Cure SMA Research & Clinical Care Meeting, we presented 24-month efficacy and safety extension data of apitegromab from TOPAZ. These data showed sustained and continued improvement with apitegromab for nonambulatory patients with Types 2 and 3 SMA receiving an SMN therapy.

TOPAZ evaluated apitegromab across a broad age range (2-21 years) of patients with Types 2 and 3 SMA. All 35 nonambulatory patients (Cohorts 2 and 3) and 12 of 23 ambulatory patients (Cohort 1) were receiving nusinersen maintenance therapy. The primary efficacy endpoint for the nonambulatory population was mean change from baseline in HFMSE. Additional endpoints included mean change from baseline in Revised Upper Limb Module (“RULM”), an assessment specifically designed for upper limb function in patients with SMA. The HFMSE is a validated measure for the assessment of gross motor function in SMA, while the RULM is validated to evaluate upper limb motor performance by evaluating tasks which correspond to the ability to perform various everyday activities with their hands and arms.

For this 24-month evaluation, an observed case analysis was conducted, which pooled all the nonambulatory patients (Cohorts 2 and 3) and was based upon the available data for given timepoints. This analysis population included patients receiving either low dose (2 mg/kg) or high dose (20 mg/kg) apitegromab (inclusive of patients in Cohort 3 who switched from 2 mg/kg to 20 mg/kg in Year 2) and did not exclude any patients who had missed apitegromab doses due to study site access restrictions from COVID-19.

Nonambulatory patients (ages 2-21 years old) with valid HFMSE assessments had sizable, sustained gains in HFMSE scores at 24 months from baseline (prior to first dose of apitegromab), while RULM scores continued to increase at 24 months. The mean change from baseline results for nonambulatory patients showed:

* Three patients in the nonambulatory group underwent scoliosis surgery in year 2, which has been reported to negatively impact HFMSE scores for a considerable period afterwards. This analysis excluded post-surgery data of these patients.

Dose response continued to be observed across the 24 months of apitegromab administration based upon HFMSE scores and PD data (target engagement as measured by serum latent myostatin concentrations), with signs that that there may be further HFMSE increases as nonambulatory patients originally receiving the low dose switched to the high dose treatment.

Data at 24-months for ambulatory patients with Type 3 SMA (Cohort 1) suggest stability of RHS scores in patients receiving 20 mg/kg of apitegromab and nusinersen. The mean RHS change from baseline at 24-months was -0.7 points (95% CI: -3.1, 1.7) for the apitegromab and nusinersen subgroup (n=10) and -2.8 points (95% CI: -8.4, 2.8) for the apitegromab monotherapy subgroup (n=11). A subset of individuals in Cohort 1 (n=21) had RHS improvements, as reflected by 42.9% (9/21) and 23.8% (5/21) of patients having ≥1-point and ≥3-point RHS increases from baseline at 24 months, respectively.

Consistent with the 12-month safety data, no serious safety risks were identified as part of the analysis of the cumulative 24-month data. The incidence and severity of adverse events were consistent with the underlying patient population and SMN therapy. The five most common treatment-emergent adverse events (“TEAEs”) were headache, pyrexia, upper respiratory tract infection, cough, and nasopharyngitis. No deaths or serious adverse reactions have been observed to date with apitegromab. A total of 14 serious TEAEs were reported over the 24-month treatment period, all assessed by the respective trial investigator as unrelated to apitegromab.

Tertiary endpoint data from the TOPAZ trial was presented at both the 27th International Annual Congress of the World Muscle Society 2022 and the 3rd International Scientific Congress on SMA in October 2022, which showed trends of continuous improvement in quality-of-life measures such as activities of daily living, fatigue and endurance over 24 months.

TOPAZ 12-Month Analysis

On April 6, 2021, we announced positive top-line data for the 12-month treatment period of our Phase 2 TOPAZ proof-of-concept trial, which enrolled 58 patients with Type 2 and Type 3 SMA across 16 study sites in the United States and Europe. The clinical trial evaluated the safety and efficacy of intravenous apitegromab dosed every four weeks (Q4W) over a 12-month treatment period. Four patients (one in Cohort 2 and three in Cohort 3) each missed three consecutive doses of apitegromab over the course of the 12-month treatment period due to COVID-19-related site access restrictions and were excluded from the prespecified intent-to-treat primary analysis.

Cohort 1: This open-label, single-arm cohort enrolled 23 patients with ambulatory Type 3 SMA. Patients were treated with 20 mg/kg of apitegromab either as a monotherapy or in conjunction with an approved SMN therapy (nusinersen). The primary objectives of Cohort 1 were to assess safety and the mean change from baseline in RHS following 12 months of treatment.

Cohort 2: This open-label, single-arm cohort enrolled 15 patients with Type 2 or nonambulatory Type 3 SMA and who were already receiving treatment with an approved SMN therapy (nusinersen) initiated at age five years or older. One patient missed three consecutive doses of apitegromab due to COVID-19-related site access restrictions and was excluded from the prespecified intent-to-treat primary analysis. The primary objectives of the cohort were to assess safety and the mean change from baseline in HFMSE following 12 months of treatment.

One patient in Cohort 2 was identified as having received concomitant treatment with an acetylcholinesterase inhibitor before and during the trial, which was not permitted by the trial protocol. This patient experienced a 7-point decline in

HFMSE score at the 12-month timepoint. In the per protocol analysis conducted in accordance with the prespecified approach, which excludes this patient as well as the patient who missed three consecutive doses due to COVID-19-related site access restrictions, the mean change from baseline in HFMSE score for Cohort 2 was a 1.2-point improvement.

Cohort 3: This randomized, double-blind, parallel arm portion of the clinical trial enrolled patients with Type 2 SMA who had initiated treatment with an approved SMN therapy (nusinersen) before five years of age. Twenty patients were randomized in a 1:1 ratio to receive the low dose (apitegromab 2 mg /kg Q4W) or high dose (apitegromab 20 mg/kg Q4W); patients in both of these treatment arms were also receiving an approved SMN therapy (nusinersen). Three patients (two in high-dose arm and one in low-dose arm) each missed three consecutive doses of apitegromab due to COVID-19-related site access restrictions and were excluded from the prespecified intent-to-treat primary analysis. The primary objectives of the cohort were to assess safety and the mean change from baseline in HFMSE following 12 months of treatment.

Dose response was observed; the 20 mg/kg dose achieved numerically greater mean improvements from baseline in HFMSE scores than the 2 mg/kg dose across all assessed timepoints in the 12-month treatment period. The clinically observed dose response was consistent with the PD (target engagement) results. Both the 20 mg/kg and 2 mg/kg doses yielded high levels of target engagement (>100-fold increase from baseline), but the 20 mg/kg dose led to a relatively higher absolute level of target engagement.

Overall safety and tolerability profile:

●	Incidence and severity of adverse events were consistent with the underlying patient population and SMN therapy.
●	Five most frequently reported treatment-emergent adverse events: headache (24%), pyrexia (22%), upper respiratory tract infection (22%), cough (22%), and nasopharyngitis (21%).

●	Five patients experienced a serious treatment-emergent adverse event, all assessed by the respective trial investigator as unrelated to apitegromab:
o	One patient treated with 2 mg/kg dose (Cohort 3) hospitalized due to adenoidal hypertrophy and tonsillar hypertrophy to perform scheduled adenotonsillectomy (Grade 2). Event resolved without sequelae.
o	Two patients treated with 20 mg/kg dose (both Cohort 1) with gait inability considered a significant disability (both Grade 3). Events remain ongoing.
o	One patient treated with 20 mg/kg dose (Cohort 1) hospitalized with post lumbar puncture syndrome (Grade 2). Event resolved without sequelae.
o	One patient treated with 20 mg/kg dose (Cohort 1) hospitalized due to viral upper respiratory tract infection (Grade 2). Event resolved without sequelae.
●	One patient (Cohort 1) presented with a non-serious Grade 3 post lumbar puncture syndrome; assessed by trial investigator as unrelated to apitegromab. Event resolved without sequelae.
●	One patient (Cohort 1) discontinued from the clinical trial due to Grade 2 muscle fatigue that started prior to initiation of dosing with study drug; assessed by the clinical trial investigator as unrelated to apitegromab.

Phase 1 Healthy Volunteer Clinical Trial Results

The randomized, double-blind, placebo-controlled, first-in-human, Phase 1 clinical trial was designed to evaluate the safety and tolerability, immunogenicity, PK, and PD of IV administered apitegromab in adult healthy volunteers. A total of 66 subjects were enrolled, including 40 subjects in the single ascending dose (“SAD”) and 26 subjects in the multiple ascending dose portions of the study. Full results from the Phase 1 clinical trial were presented at the Cure SMA Annual Conference in June 2019.

Safety and immunogenicity results. Apitegromab was shown to be well-tolerated with no apparent safety signals. There were no dose-limiting toxicities identified up to the highest tested dose of 30 mg/kg, treatment-related serious adverse events (“SAEs”) or hypersensitivity reactions. Immunogenicity was assessed by anti-drug antibody testing, and all subjects tested negative.

Pharmacokinetics and pharmacodynamics results. Apitegromab displayed a PK profile generally consistent with that commonly observed with monoclonal antibodies. Drug exposure was dose proportional, and the serum half-life was approximately 23 to 33 days across the apitegromab dose groups. The findings supported the investigation of a once every 4-week dosing regimen in the Phase 2 TOPAZ clinical trial.

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

Apitegromab engages latent myostatin in Phase 1 clinical trial subjects

Apitegromab in Other Disorders Where the Inhibition of Myostatin May Be Beneficial

We see potential for apitegromab broadly across SMA (i.e., Type 1 SMA and ambulatory SMA) and our intention is to further investigate this potential. We also believe that the role of apitegromab as a muscle-targeted therapy has broad potential beyond SMA, spanning a number of muscle disorders in which fast-twitch fibers may play an important role in motor function. In some settings, we believe that disease-stabilizing therapy may be necessary to address the underlying defect, which can then be complemented by the potential motor function-building benefit of apitegromab. In settings in which the defect may be less severe and/or the disease may have a slower rate of progression, apitegromab may have the potential to serve as a monotherapy.

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

SRK-181 in Cancer Immunotherapy - Inhibitor of Latent TGFβ1 Activation

Our second antibody product candidate, SRK-181, a highly selective inhibitor of the activation of latent TGFβ1, is in clinical development for the treatment of locally advanced or metastatic solid tumors that are resistant to anti-PD-(L)1 therapies. We estimate at least 750,000 cancer patients in the U.S. are eligible for treatment with checkpoint inhibitor therapies every year, of which the majority of patients will develop progression to the treatment.

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

Our Phase 1 DRAGON clinical trial is intended to initially evaluate our therapeutic hypothesis that SRK-181 in combination with anti-PD-(L)1 therapy may overcome resistance to anti-PD-(L)1 therapy and lead to anti-tumor responses. This clinical trial in patients with locally advanced or metastatic solid tumors is ongoing and investigates the safety, PK and efficacy of SRK-181. The DRAGON trial consists of two parts: Part A (dose escalation of SRK-181 as a single-agent or in combination with an approved anti-PD-(L)1 therapy) and Part B (dose expansion evaluating SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy). Part B encompasses five active cohorts, including urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, clear cell renal cell carcinoma and head and neck squamous cell carcinoma, and commenced in 2021. Initial clinical data from Part A was presented in November 2021 at the SITC 36th Annual Meeting and additional clinical data were presented at the 2022 SITC Annual Meeting in November 2022. The Phase 1 DRAGON trial continues to advance; we expect to provide biomarker and clinical updates in 2023.

Selection of a Potent and Highly Selective Inhibitor of TGFβ1 Activation

TGFβ1 is produced by cells as a single protein chain and is then enzymatically processed by the cells into two distinct and physically separated domains — the mature, active growth factor and the remaining portion of the original protein, referred to as the prodomain, or latency associated peptide — which remains associated with and keeps the growth factor in an inactive state. This complex is further associated with one of a number of “presenting molecules” which when secreted serve to tether the latent precursor in specific locations in the body. TGFβ1 is produced by a variety of cell types, including fibroblasts, which deposit latent TGFβ1 in connective tissue, as well as regulatory T cells, cancer cells and macrophages, which display latent TGFβ1 on their cell surfaces.

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

National Cancer Institute - Cancer Genome Atlas Program RNAseq analysis of >10,000 samples spanning 33 tumor types show high expression of the TGFβ1 isoform in many tumor types

Preclinical Evidence in Overcoming Resistance to Checkpoint Inhibition

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

SRK-181-mIgG1 renders the syngeneic EMT6 breast cancer model susceptible to anti-PD-1 CPI therapy, as measured by tumor regression and growth control, and survival benefit

Furthermore, in in vivo mechanistic studies of the same tumor models, we observed an increase in the number of effector T cells in tumors from mice treated with the SRK-181-mIgG1/anti-PD-1 combination versus control or single agent treatment, suggesting that overcoming innate CPI resistance involves enhanced presence and activity of killer T cells. CD8+ population expanded to an average of 34% of the tumor’s immune cells from a control average of 3.5%. We also observed a decrease in intratumoral immunosuppressive myeloid cells – a reduction in tumor-associated macrophage (“TAM”)/myeloid-derived suppressor cell (“MDSC”) population to 14% of the tumor’s immune cells from a control average of 47%.

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

Phase 1 DRAGON Clinical Trial

DRAGON is our Phase 1, open-label, proof-of-concept trial designed to evaluate the safety, tolerability, PK/PD, and efficacy of SRK-181 administered intravenously every 3 weeks (Q3W) in patients with locally advanced or metastatic solid tumors. This clinical trial will investigate if SRK-181 in combination with anti-PD-(L)1 therapy may overcome resistance to anti-PD-(L)1 therapy and lead to anti-tumor responses.

This two-part clinical trial consists of a dose escalation portion (Part A) for SRK-181 as both a single agent and in combination with an approved anti-PD-(L)1 antibody therapy, followed by a dose expansion portion (Part B) evaluating SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy in multiple tumor-specific cohorts. Patients must have locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibody therapy.

●	Part A: The dose escalation portion of this clinical trial is assessing SRK-181 as a single agent (Part A1) and in combination with an anti-PD-(L)1 therapy approved for the tumor (Part A2). Parts A1 and A2 are being conducted in a staggered fashion.
o	The primary objectives of Part A are to evaluate safety and tolerability, determine the maximum tolerated dose (“MTD”) or maximum administered dose (“MAD”) and the recommended Phase 2 dose (“RP2D”), and evaluate dose-limiting toxicities. The secondary and exploratory objectives include evaluating PK and anti-drug antibodies (“ADA”), anti-tumor activity and biomarkers.
●	Part B: The dose expansion portion of the clinical trial is evaluating SRK-181 in combination with an approved anti-PD-(L)1 therapy in multiple solid tumors for which anti-PD-(L)1 therapy is approved, including urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, clear cell renal cell carcinoma and head and neck squamous cell carcinoma.
o	The primary and secondary objectives of Part B are to evaluate safety and tolerability, anti-tumor activity, PK, and ADA. Biomarkers will also be evaluated as exploratory measures.

Based on the safety and PK data from Part A of the Phase 1 DRAGON trial, we initiated the Part B dose expansion portion of the clinical trial, which is evaluating SRK-181 dosed 1500 mg every three weeks (Q3W) in patients receiving an approved anti-PD-(L)1 therapy dosed Q3W and 1000 mg every two weeks (Q2W) in patients receiving an approved anti-PD-(L)1 therapy dosed Q2W. Part B will enroll and dose patients in multiple proof of concept cohorts conducted in parallel. Each cohort is expected to enroll up to 40 patients with various locally advanced or metastatic solid tumors who have demonstrated resistance to anti-PD-(L)1 therapy.

Initial clinical data from Part A were presented in November 2021 at the SITC 36th Annual Meeting and additional clinical data were presented at the 2022 SITC Annual Meeting in November 2022. Data to date from the Phase 1 DRAGON trial have shown that SRK-181 continues to be well tolerated in general, with early indications of clinical activity and no dose-limiting toxicities. The Phase 1 DRAGON trial continues to advance; we expect to provide biomarker and clinical updates in 2023.

Potential Applications of SRK-181 in Additional Oncology Settings

In addition to cancer immunotherapy, we believe SRK-181 has the potential for use in other oncology settings, such as in immunotherapy-naïve patients, in combination with other therapies beyond checkpoint inhibitors and in myelofibrosis.

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

LTBP-49247

Fibrosis is a pathological feature of many diseases and can occur in virtually all organs. It is characterized by excessive accumulation of extracellular matrix in the affected tissue and accounts for substantial morbidity and mortality. TGFβ signaling pathway is a well-established central driver in the pathogenesis of fibrotic diseases and inhibition of this pathway has been shown to improve outcomes in relevant animal models of hepatic, renal, pulmonary, and other fibrotic diseases. In addition, a non-selective inhibitor of TGFβ signaling that inhibits all 3 isoforms (isoform 1, 2, and 3) of TGFβ showed clinical improvement in patients with systemic sclerosis, a fibrotic connective tissue disease. However, non-selective inhibition of all TGFβ isoforms is known to be associated with serious safety findings, most notably bleeding episodes, and cardiac toxicities. Based on knock out animal models (a model where researchers have inactivated, or "knocked out," an existing gene by replacing it or disrupting it with an artificial piece of DNA), these safety findings are believed to be associated with inhibition of the TGFβ2, and TGFβ3 isoforms. These data suggest that novel approaches to targeting TGFβ signaling may have broad applicability to the treatment of fibrotic disease, where more selective approaches may offer an improved safety profile. Indeed, we have shown in both rats and non-human primates that selective inhibition of the TGFβ1 isoform eliminated the safety liabilities of non-selective targeting approaches and this molecule is being advanced in the clinic in indications where inhibition of immune cell sources of TGFβ1 is needed to potentially achieve maximum efficacy. Given that immune cell activation may play a key role in fibrotic disease development, selective targeting of only matrix associated TGFβ1, at the primary site of fibrosis manifestation, while avoiding immune cell associated TGFβ1 is key to maintaining efficacy while avoiding potential long term liabilities of immune cell activation.

Based on this scientific rationale, we utilized our platform to discover and develop antibodies that selectively inhibit the activation of latent TGFβ1 in the context of fibrotic extracellular matrix and that avoid perturbing TGFβ1 presented by cells of the immune system. We selected a highly potent, anti-latent TGFβ1 antibody that selectively inhibits TGFβ1 activation within the extracellular matrix by targeting latent TGFβ1 associated with latent TGFβ-binding proteins (LTBPs), thus enabling specific inhibition of TGFβ1 in fibrotic tissue. This antibody demonstrated significant antifibrotic activity in a variety of preclinical rodent models. It also demonstrated robust therapeutic index at all doses tested in a non-GLP mouse safety study. We plan to advance this program to IND-enabling studies.

When latent TGFβ1 is secreted from cells (top center), it is further associated with another protein, referred to as a presenting molecule (examples of which are shown in each image). The presenting molecules are covalently bound to the prodomain and serve to tether the latent TGFβ1 complex in a particular microenvironment. Unlike TGFβ1, a given presenting molecule's expression pattern is restricted to particular cellular and tissue environments. For example, the presenting molecule GARP (right) is found primarily on regulatory T cells, the presenting molecules LTBP1 and LTBP3 (bottom center) are localized to the connective tissue in the extracellular matrix, and the presenting molecule LRRC33 (left) is found primarily on certain myeloid lineage cells such as macrophages.

HJV-35202: A High-Affinity Antibody Demonstrating Selective Inhibition of HJV/RGMc

A number of disease states as well as rare genetic mutations can cause disruptions in iron homeostasis and can result in either iron deficiency or overload. These imbalances in iron levels can lead to detrimental complications and are the basis of mortalities and morbidities in many diseases. Hepcidin is a peptide hormone that is produced in the liver and plays a major role in regulating systemic iron homeostasis. Aberrantly increased hepcidin expression is a hallmark of several chronic and devastating diseases where it causes iron-restricted anemia, contributing to the morbidity and mortality of these diseases. Hepcidin expression is controlled via the bone morphogenetic protein (BMP) signaling pathway, with BMP2/6 being the predominant ligands signaling through a large protein receptor complex containing BMP receptors (BMPR) and a BMP co-receptor, repulsive guidance molecule c/ hemojuvelin (RGMc/HJV). The RGM family consists of three members, RGMa, RGMb and RGMc/HJV, and owing to their role as BMP co-receptors, has been shown to be involved in the development and maintenance of many tissues and organs throughout the body. Human mutations as well as knockout animal studies have demonstrated the predominant role of RGMc/HJV to be in the regulation of iron homeostasis. These data suggest that novel approaches to specifically target the BMP pathway in the liver may have a broad applicability to the treatment of anemia, especially in chronic diseases where hepcidin is upregulated.

In contrast to the far-reaching roles of BMP-BMPRs throughout the body, the specific role of RGMc/HJV isoform in iron homeostasis, provided an opportunity to utilize our platform to discover and develop antibodies that selectively bind to and inhibit RGMc. We selected HJV-35202, a highly potent and selective RGMc/HJV inhibitor that has demonstrated significant suppression of hepcidin expression and resultant mobilization of stored iron in vivo in mice, rats, and non-human primates. HJV-35202 may provide a novel approach to treating iron-restricted anemia in patients with chronic diseases driven by hepcidin overexpression. We plan to advance this program to IND-enabling studies.

Additional Potential Areas of Exploration

Additional therapeutic areas and targets in which we could potentially apply our scientific platform and expertise include:

●	Exploring opportunities to develop other context dependent inhibitors of TGFβ1 to modulate immune cell activation within the context of specific immune diseases.
●	Exploring opportunities in modulating metabolic physiology including understanding the important role of skeletal muscle in modulating metabolism. This is highlighted by potential therapeutic opportunity for myostatin blockade. For example, evidence is emerging that blockade of the myostatin pathway can reduce the mass of visceral fat, a significant driver of cardiometabolic pathophysiology. We have efforts underway to evaluate these opportunities, including preclinical and translational research, development path assessments, and commercial evaluations.

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

On January 6, 2022, we entered into a letter agreement with Gilead which (i) confirmed that the collaboration period under the Collaboration Agreement had expired as of December 19, 2021, and (ii) agreed the option exercise period for all programs under the Collaboration Agreement had been terminated as of January 6, 2022.

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

In July 2022, the Janssen Agreement was terminated and the rights to the molecules were reverted to us.

License Agreement with Children's Medical Corporation

On December 17, 2013, we entered into an exclusive license agreement (the “CMCC Agreement”) with Children's Medical Center Corporation (“CMCC”), to gain exclusive control over co-owned patent rights related to our platform technology. Under the CMCC Agreement, we received an exclusive worldwide license to CMCC's rights in certain patent rights jointly owned by us and CMCC, to develop and commercialize any product or process that but for the licenses granted to us under the CMCC Agreement would infringe such patent rights, a licensed product and licensed process, respectively, for any use. The CMCC Agreement was terminated in June 2022.

Prior to the termination, we paid CMCC annual license maintenance fees of $10,000 and, in 2022, prior to termination, we made a milestone payment of $400,000 upon achievement of a milestone for dosing a patient in a Phase 3 clinical trial.

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

We file patent applications directed to compositions comprising our antibodies, classes of antibodies covering our product candidates, use of such antibodies for treating diseases, as well as related manufacturing methods. As of December 31, 2022, we have 27 pending patent families across multiple programs. Among the pending families, 19 have been nationalized, from which 18 applications have matured into U.S. issued patents with additional issued patents in multiple jurisdictions globally. Collectively, there are 252 national or direct utility applications pending or issued. In addition, there are three patent family filings which are in the priority year. We continue to review and harvest new inventions for new patent filings.

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

Platform

Our novel approach to generating selective modulators of supracellular activation of growth factors is broadly embodied in our two earliest “platform” patent families, PCT/US2013/068613 (published as WO 2014/074532) and PCT/US2014/036933 (published as WO 2014/182676). These patent families are directed to methods for modulating the activation of the TGFβ superfamily of growth factors and methods for screening for a monoclonal antibody that specifically targets an inactive form of the growth factor, thereby preventing activation (e.g., release) of mature growth factor. The TGFβ superfamily is a group of more than 30 related growth factors/cytokines that mediate diverse biological processes and includes TGFβ1 and myostatin (also known as GDF-8). Issued U.S. patents in the platform families include: U.S. Patents Nos. 9,573,995 (issued 02/21/2017); 9,758,576 (issued 09/12/2017); 9,580,500 (issued 02/28/2017); 9,399,676 (issued 07/26/2016); 9,758,577 (issued 09/12/2017); 10,597,443 (issued 03/24/2020); and 10,981,981 (04/20/2021). There is also a granted European (“EP”) platform patent: EP2981822 (granted on 09/02/2020), which was validated in 37 states. These U.S. and EP patents are projected to expire in 2034.

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

U.S. Patent No. 10,597,443 has issued claims that broadly cover manufacturing methods for a pharmaceutical composition containing an antibody that binds a large latent complex of TGFβ, thereby modulating TGFβ signaling.

In addition, U.S. Patent No. 10,981,981 has issued claims that broadly cover manufacturing methods for a pharmaceutical composition containing an antibody that binds pro/latent GDF-8, but does not bind to mature GDF-8, and inhibits GDF-8 signaling.

Myostatin Activation Inhibitors

Nine patent families have been filed to date to cover proprietary myostatin inhibitors and their use in the treatment of various muscle and metabolic diseases. Patent prosecution of these pending patent families is ongoing but relatively early.

Two families are directed to composition of matter claims that cover our proprietary antibodies. PCT/US2015/059468 (published as WO 2016/073853) broadly covers a class of monoclonal antibodies that specifically bind inactive precursors thereby preventing activation of myostatin. This patent family is projected to expire in November 2035. U.S. Patents 10,307,480 and 11,135,291 issued in June 2019 and October 2021, respectively, with issued claims directed to Scholar Rock proprietary antibodies that specifically bind pro/latent myostatin, including 29H4, the parental clone of apitegromab, and variants, as well as methods of making antibodies with pH sensitive binding to pro/latent myostatin. A second family, PCT/US2016/052014 (published as WO 2017/049011), discloses the specific amino acid sequence of apitegromab and is projected to expire in September 2036. U.S. Patent 10,751,413 issued in August 2020, with claims directed to antibodies and pharmaceutical compositions comprising the heavy and light chain sequences of apitegromab, while U.S. Patent 11,439,704 issued in September 2022, with claims directed to a method of preventing muscle loss and/or reducing muscle atrophy or treating SMA by administering an antibody having the heavy and light chain sequences of apitegromab. The European counterpart also granted as EP 3350220 B1 in May 2021. The granted claims relate to antibodies comprising the heavy and light chain variable region sequences of apitegromab, and pharmaceutical compositions of the antibodies.

The following patent families are directed to therapeutic uses/methods:

PCT/US2017/012606 (published as WO 2017/120523) broadly covers treatment methods for a number of muscle and neuromuscular disease and disorders using an antibody that specifically blocks the activation step of myostatin. The first U.S. application issued in May 2019 as U.S. Patent 10,287,345 and is projected to expire in September 2036. The issued claims are drawn to methods for inhibiting myostatin activation using our proprietary activation inhibitors (such as apitegromab) to cause specified pharmacological effects to treat a variety of conditions including, muscle and metabolic disorders. A second U.S. application issued as U.S. Patent 10,882,904 in January 2021. The issued claims recite methods for inhibiting myostatin activation using an antibody comprising the heavy and light chain sequences of apitegromab for various indications.

PCT/US2017/037332 (published as WO 2017/218592) is directed to methods for treating neuromuscular diseases and selecting patient populations that are likely to respond to myostatin inhibition. This filing includes the treatment of SMA in patients who are on SMN therapies (e.g., SMN correctors/upregulators). This patent family is projected to expire in June 2037. The PCT application was nationalized in 11 jurisdictions, and applications in the three key jurisdictions (i.e., U.S., Europe and Japan) have granted. Specifically, the U.S. application granted in March of 2021. The granted claims are directed to add-on or combination therapy for treating spinal muscular atrophy with a myostatin inhibitor and a neuronal corrector (such as smn upregulator therapy). Similar claims have also granted in other countries including Japan (JP Patent No. 6823167 and JP Patent No. 7161554). Likewise, the European counterpart granted as EP 3368069B1, and has been validated in 37 states. The granted European claims are directed to add-on therapy and combination therapy for the treatment of SMA using a myostatin-selective inhibitor, in conjunction with an SMN corrector therapy. EP 3368069B1 is currently the subject of ongoing opposition proceedings before the EPO.

PCT/US2018/012686 (published as WO 2018/129395) relates to the treatment of metabolic diseases with a myostatin activation inhibitor and is projected to expire in January 2038. The PCT was nationalized in 2019 and is in the early stages of prosecution. A U.S. patent issued in October of 2021 as U.S. 11,155,611, with claims directed to methods of making a pharmaceutical composition comprising a myostatin-selective inhibitor, comprising screening for an antibody that is capable of decreasing expression of pyruvate dehydrogenase kinase 4 (PDK4) and increasing expression of pyruvate dehydrogenase phosphatase 1 (PDP1). A Japanese patent (JP 7198757) issued in December 2022 with claims directed to a pro/latent myostatin-specific inhibitor for use in treating or preventing obesity or metabolic disorder in a subject on a calorie restriction diet.

In addition to the five pending patent families listed above, there is also a recently-filed PCT application PCT/US2021/056517 (published as WO2022/093724) directed to inventions deriving from the phase 2 clinical trial of apitegromab. If granted, patents deriving from this PCT would expire in 2041. A further PCT application PCT/US2022/034588 (published as WO2022/2271867) was filed with claims directed to a myostatin pathway inhibitor for use in treating metabolic disorders. If granted, patents deriving from this PCT would expire in 2042. Moreover, issued claims of U.S. Patent 9,758,576 from the platform patents discussed in detail above cover monoclonal antibodies that selectively inhibit myostatin signaling by blocking the proteolytic activation of latent myostatin. These issued composition of matter claims provide protection for our first antibody apitegromab, as well as any other monoclonal antibodies that work by this unique mechanism of action. This patent expires in May 2034, not including any potential patent term extension.

Finally, two other myostatin-related patent families have been filed and are in the priority year.

TGFβ1 Activation Inhibitors

In addition to the patent families discussed above in the “Intellectual Property-Platform” section that generically cover certain aspects of the TGFβ1 program, fourteen patent families have been filed to date, covering various specific aspects of our TGFβ1 programs.

Isoform-specific inhibitors of TGFβ1 which confer improved safety profile and related methods are described in PCT/US2017/021972 (published as WO 2017/156500). This family is projected to expire in March 2037. Among TGFβ1 inhibitors, one of our context-independent antibodies is separately claimed and related preclinical data are described in PCT/US2018/012601 (published as WO 2018/129329). This patent application is projected to expire in January 2038. For this latter family, a Japanese patent (JP Patent No. 7157744) issued in October 2022 with claims covering certain isoform-selective, context-independent antibodies and their use in the treatment of fibrotic diseases.

In addition, high-affinity, isoform-selective TGFβ1 inhibitors are disclosed in PCT/2019/041373 (published as WO US2020/014460). Patents of this family are projected to expire in 2039. Separately, three direct national/regional applications covering related subject matter have been filed, in the U.S., Europe and Hong Kong, and are projected to expire in 2039. A U.S. patent issued in September of 2021 as U.S. 11,130,803, with claims which cover the SRK-181 clinical candidate and pharmaceutical compositions thereof; and a European patent issued in November of 2021 as EP3677278, with claims that cover the SRK-181 clinical candidate, pharmaceutical compositions, use for treating cancer and myelofibrosis, and methods for manufacturing. Additionally, PCT/US2021/012969 (published as WO 2021/142448) discloses data related to biomarkers for the high-affinity, isoform-selective TGFβ1 inhibitors and, if granted, patents deriving from this PCT application are projected to expire in 2041. Additional biomarkers are disclosed in PCT/US2022/022063 (published as WO2022/204581) and PCT/US2022/032278 (published as WO2022256723). If granted, patents deriving from these PCT applications would expire in 2042. Antibodies claimed in these patent families protect our SRK-181 clinical candidate.

Separately, other improved isoform-selective, context-independent inhibitors of TGFβ1 are disclosed in PCT/US2019/041390 (published as WO 2020/014473). This family is projected to expire in 2039. PCT/US2021/12930 (published as WO 2021/142427) is directed to optimized isoform-selective, context-independent inhibitors of TGFβ1. This family is projected to expire in 2041.

LTBP complex-specific inhibitors of TGFβ1 are described in three patent families: PCT/US2018/44216 (published as WO 2019/023661) which is expected to expire in July of 2038; and PCT/US2020/15915 (published as WO2020/160291), which is expected to expire in 2040; and PCT/US2022/73740 (not yet published), which is expected to expire in 2042. Two U.S. patents (U.S. Pat. Nos. 11,214,614 and 11,365,245) have been issued in the second patent family with claims directed to antibodies and pharmaceutical compositions.

LRRC33-specific inhibitors are described in a further patent family: PCT/US2018/031759 (published as WO 2018/208888) which is expected to expire in May of 2038. EP3621694 has been allowed, with claims directed to therapeutic use of LRRC33 inhibitors for the treatment of various indications. PCT/US2017/042162 (published as WO 2018/013939) was exclusively licensed to Janssen but, as explained above, the license agreement was terminated in July 2022. Scholar Rock is now in control of prosecution. This patent family covers antibodies that specifically inhibit GARP-associated TGFβ, and is projected to expire in July 2037.A Japanese patent (JP Patent No. 7128801) issued in August 2022 with claims directed to antibodies and antigen-binding fragments which specifically bind human pro-TGFβ1 complex, a process for their production and related compositions.

RGMc-Selective Inhibitors

PCT/US2019/57687 (published as WO2020/86736) is directed to RGMc-selective inhibitors and will expire in 2039. A second family has been filed and is in the priority year, which is projected to be converted to international patent application (PCT) in October of 2023.

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

Competition for Apitegromab

In the SMA market, there are three approved SMN therapies and no approved muscle-targeted treatments for SMA to date. We believe that it will take several treatment approaches to holistically treat SMA. The SMA drug development pipeline reflects an evolution of the treatment paradigm in SMA, and we are pioneering a novel approach to address the fatal muscle weakness and quality of life impact in SMA.

We are developing apitegromab, a highly selective inhibitor of the activation of latent myostatin, for the treatment of patients with SMA. If apitegromab receives marketing approval, we may face competition from other companies conducting clinical trials to develop anti-myostatin inhibitors or other muscle-targeted therapies for SMA, including Roche, Biohaven Ltd, Biogen, NMD Pharma, and Cytokinetics, Inc. Moreover, we may also compete with smaller or earlier-stage companies, and other research institutions that have developed, are developing or may be developing current and future anti-myostatin inhibitors or other muscle-targeted therapies for SMA.

In addition, Novartis, Roche and Biogen are developing alternate formulations of their approved SMN therapies, including Novartis for its gene therapy, onasemnogene abeparvovec, Roche for risdiplam, and Biogen for its antisense oligonucleotide (ASO), nusinersen. We do not believe that these therapies are competitive with apitegromab because apitegromab addresses a different aspect of the disease pathology, and that apitegromab is anticipated to be used in patients receiving SMN therapies.

Competition for SRK-181

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

Other companies, including Merck KGaA, Merck (acquired Tilos Therapeutics), Roche, Bristol Myers Squibb (acquired Forbius) and AbbVie Inc. are developing therapies for cancer immunotherapy in combination with CPI therapy, that are intended to work, at least in part, through inhibition of the TGFβ signaling pathway.

Our competitors may also include companies that are or will be developing therapies for the same therapeutic areas that we are targeting within our early pipeline, including other neuromuscular disorders, cancer, fibrosis and iron-restricted anemia.

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

Apitegromab, SRK-181, and any future product candidates regulated as biologics must be approved by the FDA through a Biologics License Application (“BLA”) process before they may be legally marketed in the U.S. The process generally involves the following:

●	Completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice (“GLP”) requirements;
●	Manufacture of drug substance and drug product in accordance with applicable regulations, including manufacturing activities performed in accordance with current good manufacturing practice (“cGMP”) requirements;
●	Submission to the FDA of an investigational new drug (“IND”) application, which must become effective before human clinical trials may begin;
●	Approval by an institutional review board (“IRB”) or independent ethics committee at each clinical trial site before each trial may be initiated;
●	Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice (“GCP”) requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
●	Submission of a BLA to the FDA;
●	A determination by the FDA within 60 days of its receipt of a BLA to accept the filing for review;
●	Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the biologic will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the biologic’s identity, strength, quality and purity;
●	Potential FDA inspection of Scholar Rock and of the clinical trial sites that generated the data in support of the BLA; and
●	FDA review and approval of the BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the biologic in the U.S.

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

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA and written IND safety reports must be submitted to the FDA and the investigators for suspected unexpected serious adverse reactions (“SUSARs”), findings from other studies or animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board (“DSMB”) or committee. The DSMB provides recommendations for whether a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidates do not undergo unacceptable deterioration over their shelf life.

FDA Review Process

Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. Chemistry, manufacturing and control ("CMC") information, preclinical studies and clinical trials results, and proposed labeling are submitted to the FDA as part of the BLA. The BLA is a request for approval to market the biologic for one or more specified indications and must contain proof of safety, purity and potency for a biologic. The application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the U.S.

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

Before approving a BLA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates a BLA, it will issue an Approval Letter or a Complete Response Letter. An Approval Letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. The Approval Letter may also include post-marketing requirements or commitments, such as the conduct of additional clinical trials or CMC studies. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the BLA identified by the FDA. The Complete Response Letter may require additional clinical data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

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

Rare Pediatric Disease Designation

The FDA grants Rare Pediatric Disease designation for serious and life-threatening diseases that primarily affect children ages 18 years or younger and fewer than 200,000 individuals in the United States. Eligibility for a priority review voucher may be issued upon approval of a BLA or New Drug Application for therapies developed to treat such rare pediatric diseases. Priority review vouchers may be redeemed to obtain priority review for any subsequent marketing application or be sold or transferred.

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

A product may also be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. Accelerated approval may also be granted in the case that there are no alternative treatments available. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”), that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials with due diligence and, under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA is now permitted to require, as appropriate, that such trials be underway prior to approval or within a specific time period after, the date accelerated approval is granted. In addition, for products being considered for accelerated approval, the FDA currently requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions, as it deems necessary to assure safe use of the product. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a product or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

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
●	The U.S. Physician Payments Sunshine Act (the “Sunshine Act”), enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), which impose new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), non-physician providers (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
●	Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor. Such laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures. Some state and local laws require the registration of pharmaceutical sales representatives.
●	Many states in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Further, in some cases where we process sensitive and personal information of individuals from numerous states, we may find it necessary to comply with the most stringent state laws applicable to any of the information. For example, the California Consumer Privacy Act (the “CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households, went into effect on January 1, 2020. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020 and grants the California Attorney General the power to bring enforcement actions against violators beginning July 1, 2020. The CCPA has been amended from time to time, and it remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. As currently written, the CCPA may impact our business activities and as a result may increase our compliance costs and potential liability.

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

Some of the provisions of the ACA have been subject to judicial challenges as well as efforts to repeal, replace or otherwise modify them or to alter their interpretation or implementation. For example:

●	The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Selection Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. In concert with subsequent legislation, this includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension that lasted from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the suspension, a 1% payment reduction began April 1, 2022, and remained through June 30, 2022. The 2% payment reduction resumed on July 1, 2022. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers may be further reduced by 4% starting in 2025, absent further legislation.
●	The American Taxpayer Relief Act of 2012 reduced Medicare payments to several types of health care providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years, among other things.
●	The Tax Cuts and Jobs Act of 2017 (“Tax Act”), includes a provision that eliminated the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate,” effective January 1, 2019.
●	The Bipartisan Budget Act of 2018 (“BBA”), among other things, amends the Medicare statute, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole” by raising the manufacturer discount under the Medicare Part D coverage gap discount program to 70% (as of January 1, 2019).
●	In 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
●	On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.
●	In addition to these legislative efforts, on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021, which was subsequently extended through August 15, 2021, during which consumers can enroll in coverage (or adjust existing enrollment) in states with marketplaces served by the HealthCare.gov platform. State-based marketplaces operating their own platform have the option to take similar actions in their states. The executive order also directed certain federal agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. Additional legislative challenges, regulatory changes and judicial challenges related to the ACA remain possible.

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

●	At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. The FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs.
●	In addition, on November 20, 2020, CMS issued an interim final rule to implement a “Most Favored Nation” demonstration project to test Medicare Part B reimbursement of certain separately payable drugs or biologicals identified by CMS as having the highest annual Medicare Part B spending via an alternative payment methodology based on international reference prices. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule.
●	Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. The Inflation Reduction Act (the “IRA”) of 2022 further delayed implementation of this rule to January 1, 2032.
●	The IRA includes several other provisions that may impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries on prescription drugs, impose new requirements for manufacturers of all drugs to offer discounts under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, and require companies to pay rebates to Medicare for drug prices that increase faster than inflation. Drugs and biologics that have received orphan designation for one rare disease or condition and the only approved indication is for that disease or condition are exempted from the IRA’s price negotiation provisions. A drug or biologic with orphan designations for multiple diseases or conditions or with multiple indications, however, will remain potentially subject to the price negotiation provisions.

Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

In addition, there have been changes related to Medicare Part B reimbursement for drugs purchased under the 340B drug pricing program. In 2018, CMS implemented a reduction in reimbursement for Medicare Part B drugs obtained under the 340B program from Average Sales Price (ASP) +6% to ASP -22.5%. This reduction has been challenged in federal court, and in July 2021 the Supreme Court has agreed to hear this case. On June 15, 2022, the Supreme Court unanimously reversed the Court of Appeals' decision, holding that HHS's 2018 and 2019 reimbursement rates for 340B- hospitals were contrary to the statute and unlawful.

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

In April 2014, the EU adopted the Clinical Trials Regulation EU No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The main characteristics of the new Clinical Trials Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System (“CTIS”); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided into two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation. The Clinical Trial Regulation has a transition period of three years from the date it became effective.

In the EU the Paediatric Committee (“PDCO”) of the EMA must approve a pediatric investigation plan (“PIP”) prior to an applicant filing a marketing authorization application (“MAA”), unless the EMA has granted (1) a product-specific waiver or (2) a class waiver. The PIP outlines the pharmaceutical company’s strategy for investigation of the new medicinal product in the pediatric population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines whether companies actually comply with the agreed studies and measures listed in each relevant PIP. If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the EC, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of any supplementary protection certificate (“SPC”), provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to 2 years before the SPC expires. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

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

European Union Drug Marketing

Much like the Anti-Kickback Statute prohibition in the U.S., the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians to induce or reward improper performance generally is typically governed by the national anti-bribery laws of European Union Member States, and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU.

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

European Union Orphan Designation and Exclusivity

In the EU, the EMA’s Committee for Orphan Medicinal Products (“COMP”), may grant orphan designation to a product if (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if a method exists, the product would be a significant benefit to those affected by that condition.

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following medicinal product approval during which time no “similar medicinal product” may be placed on the market. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable so as not to justify maintenance of market exclusivity. Orphan designation must be requested before submitting an application for marketing approval. We will be required to apply for the maintenance of the orphan designation granted to apitegromab for the treatment of SMA at the time of applying for an MA. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The aforementioned EU rules are generally applicable in the European Economic Area, (“EEA”), which consists of the EU Member States, plus Norway, Liechtenstein and Iceland.

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

National laws of member states of the EU are in the process of being adapted to the requirements under the GDPR, thereby implementing national laws which may partially deviate from the GDPR and impose different obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EEA. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty. In addition, further to the UK’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. The UK has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, but these have been put on hold. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the EC has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

In the event we continue to conduct clinical trials in the EEA, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA, in particular to the U.S., in compliance with European data protection laws. In the past, companies in the U.S. were able to rely upon the EU-U.S. Privacy Shield framework to legitimize data transfers from the EU the U.S. In July 2020, the Court of Justice of the European Union (“CJEU”) in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems [“Schrems II”]) invalidated the EU-U.S. Privacy Shield on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the U.S. The CJEU, in the same decision, deemed that the Standard Contractual Clauses (“SCCs”) published by the European Commission (“EC”) are valid. However, the CJEU ruled that transfers made pursuant to the SCCs need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as the EU, and required businesses to adopt supplementary measures if such standard is not met. Subsequent guidance published by the European Data Protection Board in June 2021 described what such supplementary measures must be, and stated that businesses should avoid or cease transfers of personal data if, in the absence of supplementary measures, equivalent protections cannot be afforded. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published a draft version of a UK-specific transfer mechanism, which, once finalized, will enable transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost. On March 25, 2022, the EC and the U.S. announced to have reached a political agreement on a new “Trans-Atlantic Data Privacy Framework”, which will replace the invalidated Privacy Shield and on December 13, 2022, the EC published a draft adequacy decision on the Trans-Atlantic Data Privacy Framework.

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

Regulation in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit, and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement (“TCA”), which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns in many respects with EU regulations, however it is possible that these regimes will diverge in the future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation.

Clinical Trials

The UK has implemented the now repealed Clinical Trials Directive 2001/20/EC into national law through the Medicines for Human Use (Clinical Trials) Regulations 2004 (as amended). The extent to which the regulation of clinical trials in the UK will mirror the new Clinical Trials Regulation that has now come into effect is not yet known, however the Medicines and Healthcare products Regulatory Agency (“MHRA”), the UK medicines regulator, opened a consultation on a set of proposals designed to improve and strengthen the UK clinical trials legislation. Such consultation ran from January 17, 2022 until March 14, 2022, and the MHRA is currently analyzing feedback.

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

Employees. As of March 1, 2023, we had 114 full-time employees, of which 83 employees are engaged in research and development activities and 31 are engaged in general and administrative activities. All of our employees are based in the U.S. and a majority are based in Massachusetts. In May 2022, we experienced a reduction in workforce in which 39 positions were impacted. After the reduction in 2022, we continued to make targeted hires to enhance our capabilities. The new employees were hired to support a variety of functions and key initiatives, including strengthening our clinical development, with hires in various areas of clinical development and operations. We anticipate continuing to add depth and new capabilities in key areas of our business. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic (the “COVID-19 pandemic”). The ultimate extent of the impact of the COVID-19 pandemic or any other epidemic, pandemic, outbreak, or public health crisis on our business, financial condition and results of operations will depend on future developments, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or public health crisis and actions taken to contain or prevent the further spread, including the development of new variants of COVID-19 and development and deployment of vaccines to effectively treat COVID-19 and any new variants. The COVID-19 pandemic has negatively impacted our business, and at various times during the COVID-19 pandemic, we have experienced disruptions or restrictions on our preclinical studies, our ability to access and monitor certain clinical trial sites, restrictions on clinical trial participants’ ability to access our clinical trial sites and delays in enrollment. Some clinical trial participants have missed or experienced delays in receiving doses of study drug and completing their clinical trial assessments. While our laboratory operations have resumed to normal capacity, we may continue to experience challenges in procuring materials and supplies, as well as research services from our vendors in a consistently timely manner due to COVID-19 related supply chain issues. We continue to monitor developments as we adjust to the disruptions and uncertainties relating to the COVID-19 pandemic.

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

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

Risks Related to Product Development, Regulatory Approval and Commercialization

●	Product development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of apitegromab, SRK-181, or any future product candidates.
●	Our business may be materially and adversely affected by pandemics such as the ongoing COVID-19 pandemic. The COVID-19 pandemic, and the resulting worker shortage, have had, and will likely continue to have, an impact on our business and operations, including clinical trial data and activities.
●	The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later-stage clinical trials.
●	Interim, initial and preliminary results from our clinical trials that we announce or publish from time to time may change (e.g. from positive efficacy results to poor or negative efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.
●	The data from our clinical trials, including from any future clinical trials conducted by us or any of our collaborators, may reveal significant adverse events not seen in our preclinical studies or earlier clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
●	We rely on third parties to conduct our clinical trials and to conduct certain aspects of our preclinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may be delayed or unable to receive regulatory approval of or commercialize any potential product candidates, and our business could be materially harmed.
●	We have never commercialized a product and will need to build and scale our business for potential commercialization of apitegromab, including building our compliance, medical affairs and commercial organizations, which, if we are not able to do so successfully could negatively impact our business, including the potential for a successful commercialization of apitegromab.

●	The regulatory approval process for our product candidates in the U.S., EU, UK and other jurisdictions will be lengthy, time-consuming and inherently unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.
●	The FDA, EMA or regulatory authorities in other jurisdictions may disagree with our development plans and we may fail to receive or be delayed in receiving regulatory approval of our product candidates.
●	We have received Orphan Drug designation from the FDA for apitegromab for the treatment of SMA and the EC granted Orphan Medicinal Product designation to apitegromab for the treatment of SMA. We may seek Orphan Drug designation from regulatory authorities in other jurisdictions for apitegromab and Orphan Drug designation from the FDA, EC or regulatory authorities in other jurisdictions for our future product candidates. In any of these instances, we may not receive the requested designation or we may be unable to realize the benefits associated with Orphan Drug designation, including the potential for market exclusivity.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to develop our product pipeline and receive regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

Risks Related to Manufacturing and Supply

●	Because we rely on third-party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials, and, if approved, commercial materials, may become limited or interrupted or may not be of satisfactory quantity or quality.

Risks Related to Our Business and Operations

●	Our restructuring and the associated workforce reduction announced in May 2022 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
●	We will need to continue to grow our organization in certain areas, including our personnel, systems and relationships with third parties, in order to develop our drug candidates.
●	Our executives and highly skilled technical and managerial personnel are critical to our business. If we have transition in management, lose key personnel, or if we fail to recruit additional highly skilled personnel, our ability to further develop apitegromab, SRK-181 and identify and develop new or next generation product candidates may be impaired.
●	Failure by us or any of our employees, independent contractors, consultants, commercial partners or vendors to comply with applicable laws and regulations could negatively affect our business and operations.

Risks Related to Intellectual Property

●	Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
●	We depend on intellectual property licensed from third parties. Failure to comply with our obligations under any of these licenses or termination of any of these licenses could result in the loss of significant rights, which would harm our business.

Risks Related to Our Financial Condition and Capital Requirements

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
●	We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of apitegromab, SRK-181 and any future product candidates.

Risks Related to Our Common Stock

●	Our stock price is volatile and various factors could make our stock less attractive to investors.

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

Our business may be materially and adversely affected by public health pandemics, epidemics or an outbreak of an infectious disease such as the ongoing COVID-19 pandemic. The COVID-19 pandemic, and the resulting worker shortage, have had, and will likely continue to have, an adverse impact on our business and operations.

The consequences of the COVID-19 pandemic continue to have an impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services have changed significantly. In response to the COVID-19 pandemic, many of our employees continue to work remotely outside of our offices. Additionally, while our laboratory operations resumed to normal capacity, we may continue to experience challenges in procuring materials and supplies in a consistently timely manner due to global supply chain issues with third parties.

The pandemic and policies and regulations implemented by governments in response to the pandemic, most of which have been lifted, have had a significant impact, both direct and indirect, on businesses and commerce. Our clinical trials have been affected by the COVID-19 pandemic and many sites instituted policies regarding operations at various times during the COVID-19 pandemic. Even as many clinical trial sites have removed restrictions implemented during the COVID-19 pandemic, they have continued to experience site study staff shortages and turnover, which have resulted in delays. Some factors from the COVID-19 pandemic that could adversely affect enrollment in, as well as initiation, conduct, progress, continuation and completion of our clinical trials include:

●	the worker shortage that commenced during the COVID-19 pandemic significantly impacted, and will likely continue to impact, many of the clinical trial sites that we work with for our clinical trials, which has resulted in longer than anticipated contracting, review and site initiation processes for our clinical trials;
●	the continued impact from COVID-19 on healthcare providers, patients and personnel, which may vary considerably from jurisdiction to jurisdiction, as well as on local restrictions and practices, including the complexities of having to understand and navigate multiple sets of protocols and the accessibility and rates of vaccinations, and effectiveness of vaccinations in various geographies;
●	limitations on travel, quarantine requirements and facility access restrictions that interrupt key trial activities, such as clinical trial site initiations, our ability and the ability of our CROs to access and monitor clinical trial sites, and new clinical trial site policies resulting from the COVID-19 pandemic that determine essential and non-essential functions and staff, which may impact the ability of site staff to conduct assessments, or result in delays to the conduct of the assessments, as part of our clinical trial protocols, or the ability to enter assessment results into clinical trial databases in a timely manner, or that limit the ability of a patient to participate in a clinical trial or delay access to product candidate dosing or assessments;
●	patients may have to limit participation in our clinical trials, including missing certain scheduled doses of the investigational product and the skipping or delays in investigational product dosing or assessments as part of a clinical trial that could adversely affect clinical trial data readouts, including efficacy and safety results;
●	skipping or delays in the administration of therapies of patients in a clinical trial, such as SMN therapy for SMA or anti-PD-(L)1 therapy for cancer, or other background care that could adversely affect clinical trial data readouts, including efficacy and safety results; and
●	interruption in supply of materials necessary for our clinical trials, including delays in global shipping affecting the transport of clinical trial materials used in our trials.

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

The extent to which the COVID-19 pandemic, and any associated worker shortages, continues to impact our business, preclinical studies and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted. The COVID-19 pandemic continues to evolve and the conduct of our trials may be adversely affected, despite efforts to mitigate this impact. Other global health concerns could also result in social, economic, and labor instability in the countries in which we or the third parties with whom we engage operate.

Our clinical development strategy depends on the continued use and availability of certain third-party approved drug therapies.

Apitegromab and SRK-181 are our two clinical-stage product candidates. Patients in our Phase 3 SAPPHIRE clinical trial and certain patients remaining in the open-label extension portion of our Phase 2 TOPAZ clinical trial are receiving apitegromab in conjunction with an approved SMN therapy. These patients are reliant on the continued use and availability of such therapies. If access to an approved SMN therapy such as nusinersen or risdiplam becomes limited or is unavailable, we may be forced to pause or stop our TOPAZ extension or SAPPHIRE trials, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for apitegromab in the trial or reduce the amount of data or confound the data from this trial. We have also initiated Part B of the Phase 1 DRAGON clinical trial of SRK-181 in patients with locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibody therapies. Patients in this clinical trial are receiving SRK-181 in conjunction with an approved anti-PD-(L)1 therapy such as pembrolizumab. If access to the approved anti-PD-(L)1 therapy becomes limited or is unavailable, we may not be able to enroll, or may be delayed in enrolling patients or may be forced to pause or stop our Phase 1 DRAGON clinical trial, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for SRK-181 in the trial. Any delay or suspension of our clinical trials would significantly and adversely affect our business prospects.

The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later-stage trials.

The results of preclinical studies and early-stage clinical trials may not be predictive of the results of future, later-stage clinical trials. Preclinical studies and early-stage clinical trials are primarily designed to study PK and PD, understand the side effects of product candidates, and evaluate various doses and dosing schedules. Our current or future product candidates may demonstrate different chemical, biological and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Product candidates in later-stages of clinical trials may fail to show desired pharmacological properties or produce positive safety and efficacy results despite having progressed through preclinical studies and early-stage clinical trials. We completed a Phase 1 clinical trial for apitegromab in healthy adult volunteers and we completed the treatment period of our Phase 2 TOPAZ clinical trial for the treatment of patients with Type 2 and Type 3 SMA. In April 2021, we announced positive twelve-month top-line results from the Phase 2 TOPAZ clinical trial and from June 2021 to June 2022, we announced supportive data from additional exploratory analyses at various medical congresses. In June 2022, we announced 24-month efficacy and safety extension data of apitegromab in patients with Type 2 and Type 3 SMA from the Phase 2 TOPAZ clinical trial, and presented at the Cure SMA Research & Clinical Care Meeting. In October 2022, we announced positive new quality of life data from our Phase 2 TOPAZ trial extension period evaluating patient outcomes after 24 months of treatment. In January 2022, we initiated our Phase 3 SAPPHIRE clinical trial of apitegromab for the treatment of patients with Type 2 and Type 3 SMA. In November 2021 and November 2022, we presented interim clinical data from Part A, as well as Part B in November 2022, of our Phase 1 DRAGON trial in cancer immunotherapy, at the Society for Immunotherapy of Cancer’s Annual Meeting. We cannot assure you that the Phase 3 SAPPHIRE clinical trial, the Phase 1 DRAGON trial or any other future clinical trials of SRK-181 or apitegromab will show positive results. There can be no assurance that any of our current clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There can also be no assurance that any of our future clinical trials will show similar results to our earlier clinical trials or support further development or registration of any of our product candidates. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

Interim, initial, or preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, initial, or preliminary data, including interim top-line results or initial or preliminary results from our clinical trials. Any interim, initial or preliminary data and other results from our clinical trials may materially change as more patient data become available. Preliminary, initial, interim or top-line results also remain subject to audit, validation and verification procedures that may result in the final data being materially different from the interim, initial or preliminary data we previously published. As a result, interim, initial or preliminary data may not be predictive of final results and should be viewed with caution until the final data are available. We may also arrive at different conclusions, or considerations may qualify such results, once we have received and fully evaluated additional data. For example, we have presented preliminary and initial clinical data from Part A and Part B of our Phase 1 DRAGON trial for SRK-181 and will continue to present data from our Phase 1 DRAGON trial while the trial is ongoing and tumor response data will be based on assessments by site investigators. Central reads for the tumor responses are also being conducted, with a comprehensive review of the central reads to be performed once completed within and/or across the cohorts. Differences between preliminary, initial or interim data and final data could adversely affect our business.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including due to the impacts of current macroeconomic and geopolitical events, including changing conditions from the COVID-19 pandemic and the 2022 Russian invasion of Ukraine. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

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

We have never commercialized a product and will need to build and scale our business for potential commercialization of apitegromab, including building our compliance, medical affairs and commercial organizations, which, if we are not able to do so successfully could negatively impact our business, including the potential for a successful commercialization of apitegromab.

Although we are preparing our commercialization capabilities in anticipation of a potential approval and commercial launch of apitegromab, we have no prior sales or distribution experience and limited capabilities for marketing and market access. We expect to invest significant financial and management resources over time to establish these capabilities and infrastructure to support commercial operations. If we are unable to establish these commercial capabilities and infrastructure in a timely manner or to enter into agreements with third parties to market and sell our product or any future products, if apitegromab is approved, we may be unable to complete a successful commercial launch.

If approved, we intend to commercialize apitegromab globally. We intend to build the compliance, medical affairs and commercial organizations for the marketing, sales and distribution of apitegromab, if approved. In order to commercialize apitegromab for the treatment of SMA, if approved, we must build, on a territory-by-territory basis, marketing, sales, distribution, managerial and other capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so.

The regulatory approval process for our product candidates in the U.S., EU and other jurisdictions will be lengthy, time-consuming and inherently unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.

The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, promotion and distribution of drug products, including biologics, are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities outside the U.S. We are not permitted to market any biological product in the U.S. until we receive a biologics license from the FDA. We have not previously submitted a BLA to the FDA or similar marketing application to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. A BLA must also include significant information regarding the CMC for the product, and the manufacturing facilities must complete a successful pre-license inspection as well as certain key clinical sites conducting our clinical trials.

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

We have received Fast Track designation from the FDA and PRIME designation from the EMA for apitegromab for the treatment of SMA. We may seek Breakthrough Therapy designation, or Fast Track designation from the FDA or PRIME designation from the EMA for certain of our current and future product candidates, and we may not be successful in receiving such designations, or if received, such designation may not actually lead to a faster development or regulatory review or approval process.

We may seek Breakthrough Therapy designation or Fast Track designation or PRIME designation for certain of our product candidates.

A breakthrough therapy is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious or life threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Products that have been designated as breakthrough therapies are eligible for more frequent interaction and communication between the FDA and the sponsor, which can help to identify the most efficient path for clinical development. Products designated as breakthrough therapies by the FDA may also be eligible for (but are not assured) rolling review, priority review, and/or accelerated approval.

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

If apitegromab, SRK-181 or any future product candidate we develop receives marketing approval, whether as a single agent or in conjunction with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, doctors may deem it sufficient to treat patients with SMA with an SMN therapy such as nusinersen, and therefore will not be willing to utilize apitegromab in conjunction with such SMN therapy. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

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

We rely on third-party contract manufacturers to manufacture some of our preclinical product candidate supplies and rely on third-party contract manufacturers to manufacture all of our clinical trial product supplies and, if approved, will rely on third-party contract manufacturers to manufacture all of our commercial product supplies, including all of our drug substance, vialing, labeling, and packaging. We do not own manufacturing facilities for producing any clinical trial or commercial product supplies. There can be no assurance that our preclinical, clinical development, and, if approved, commercial product supplies will not be limited or interrupted, including as a result of impacts of current macroeconomic and geopolitical events, including changing conditions from the COVID-19 pandemic, the 2022 Russian invasion of Ukraine, increasing rates of inflation, rising interest rates, or that our product supplies will be of satisfactory quality or continue to be available at acceptable prices. For example, we rely on a single source supplier for the manufacture of drug substance for apitegromab and SRK-181. In addition, the extent to which current macroeconomic and geopolitical events, including changing conditions from the COVID-19 pandemic, impact our ability to procure sufficient supplies for the development of apitegromab, SRK-181 or future product candidates will depend on the severity and duration of the spread of COVID-19, and the actions undertaken to contain COVID-19 or treat its effects, as well as the changing rates of inflation and interest rates, the 2022 Russian invasion of Ukraine, as well as other factors outside of our control. Any replacement of our current drug substance contract manufacturer would require significant resources, lead time and expertise because there may be a limited number of qualified replacements. If any of our third-party manufacturers divert resources or manufacturing capacity to accommodate the development or manufacture of COVID-19 vaccines, our supply chain may be disrupted, limiting our ability to supply apitegromab or SRK-181 for our clinical trials.

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

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for apitegromab, SRK-181 or any future product candidate. To the extent that we have existing, or in the future enter into, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third-

party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:

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

In May 2022, we announced a reduction in workforce by approximately 25% in connection with the restructuring of our business to prioritize and focus on our clinical stage assets. We also cannot guarantee that we will not have to undertake additional workforce reductions or restructuring activities in the future. Furthermore, our strategic restructuring plan may be disruptive to our operations. For example, our workforce reductions could yield unanticipated consequences, such as attrition beyond planned staff reductions, increased difficulties in our day-to-day operations and reduced employee morale. In addition, if there are unforeseen expenses associated with such realignments in our business strategies, and we incur unanticipated charges or liabilities, then we may not be able to effectively realize the expected cost savings or other benefits of such actions which could have an adverse effect on our business, operating results and financial condition. If employees who were not affected by the workforce reduction seek alternate employment, this could result in us seeking contract support at unplanned additional expense or harm our productivity. Our workforce reductions could also harm our ability to attract and retain qualified management, scientific, clinical, and manufacturing personnel who are critical to our business. Any failure to attract or retain qualified personnel could prevent us from successfully developing our product candidates in the future.

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

Our performance substantially depends on the performance of our management team. We had a Chief Executive Officer transition in October 2022 and a new Chief Medical Officer join in November 2022. Any transition or loss of the services of any of our executives or highly skilled technical and managerial personnel could have a disruptive impact on our ability to implement our strategy and impede the achievement of our research, development and commercialization objectives. In addition, these transitions or departures could, cause us to incur increased operating expenses, divert senior management resources in searching for replacements, or otherwise have a material adverse effect on our business, internal controls, financial condition and results of operations. Management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and operational execution during this phase. If we have additional changes to our executives or highly skilled technical and managerial personnel, we may be unable to successfully manage and grow our business, and our results of operations, execution of corporate goals, internal controls and financial condition could suffer as a result. The unplanned loss of the services of our executives or other personnel also could harm our reputation.

Our internal computer systems, or those used by our contract research organizations, or other contractors or consultants, may fail or suffer security breaches.

We have outsourced significant parts of our IT and business infrastructure to third-party providers, and we currently use these providers to perform business critical IT and business services for us. Despite the implementation of security measures, our computer systems, whether they are managed by us directly or by the third parties with whom we contract, and those of our existing and future CROs, and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. Our increased reliance on personnel working from home may increase our cyber security risk, create data accessibility concerns, and make us more susceptible to workforce and communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other agencies and contractors. For example, the loss of preclinical or clinical data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of apitegromab and SRK-181 and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of apitegromab, SRK-181 and future product candidates could be delayed.

As a company that uses IT systems, our systems may be subject to cyber-attacks. Due to the nature of some of these attacks, there is a risk that they may remain undetected for a period of time. While we have invested in the protection of data and information technology, our efforts may not prevent service interruptions or security breaches (e.g., ransomware attacks). We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business, or reputational losses that may result from an interruption or breach of our systems.

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

Changes in statutes, regulations or the interpretation of existing statutes or regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; (iv) additional record-keeping requirements; or (v) changes to our pricing arrangements, or coverage of or reimbursement for our products. If any such changes were to be imposed, they could adversely affect the profitability and operation of our business. See the sections of this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 entitled, “Business — Government Regulation — Current and Future Healthcare Reform Legislation” and “Business – Government Regulation – Coverage and Reimbursement.”

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act (“FCA”), which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information received in the course of patient recruitment for clinical trials. See the section in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 entitled “Business – Government Regulation – Other Healthcare Laws.”

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

We have conducted our Phase 2 TOPAZ clinical trial of apitegromab in the European Economic Area (“EEA”), are conducting our Phase 3 SAPPHIRE clinical trial of apitegromab in the EEA and the UK, and may conduct future clinical trials in the EEA or the UK and therefore may be subject to additional privacy laws. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA or the UK, including to the U.S., providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, where required reporting security breaches involving personal data to the competent national data protection authority and affected individuals, where required, appointing data protection officers, where required conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers (see below).

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

In the past, companies in the U.S. were able to rely upon the EU-U.S. and the Swiss-U.S. Privacy Shield frameworks to legitimize data transfers from the EU to the U.S., but in July 2020, the Court of Justice of the European Union, or CJEU, in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems, or Schrems II) invalidated the EU-U.S. Privacy Shield on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the U.S. On March 25, 2022, the EC and the U.S. announced to have reached a political agreement on a new “Trans-Atlantic Data Privacy Framework”, the Framework, which will replace the invalidated Privacy Shield and on December 13, 2022, the European Commission published a draft adequacy decision on the Framework.

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

EU Member States have adopted implementing national laws to implement the EU GDPR which may partially deviate from the EU GDPR and the competent authorities in the EU Member States may interpret GDPR obligations slightly differently from country to country, so that we do not expect to operate in a uniform legal landscape in the EU. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty. In addition, the UK has announced plans to reform the country’s data protection legal framework in its Data Reform Bill, but these have been put on hold.

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

In addition, many states in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Further, in some cases where we process sensitive and personal information of individuals from numerous states, we may find it necessary to comply with the most stringent state laws applicable to any of the information. For example, California enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. While there are currently exceptions for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. We continue to monitor the impact that the state consumer privacy and protection laws, like the CCPA, may have on our business activities. See the section in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 entitled “Business – Government Regulation – European Data Collection and State Privacy Laws.”

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

Global events, including global health concerns, like the COVID-19 pandemic, could also result in social, economic, and labor instability in the countries in which we operate or where the third parties with whom we engage, including our clinical trial sites and manufacturing facilities of our third-party contract manufacturers, operate. Unforeseen global events, such as increasing inflation and interest rates and the related U.S. and global economic impact or the 2022 Russian invasion of Ukraine, could adversely impact our business. For example, we are conducting SAPPHIRE, our Phase 3 clinical trial of apitegromab in the U.S. and EU, and regional instability caused by the 2022 Russian invasion of Ukraine could adversely affect the conduct of our clinical trial. Such conflicts could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyberattacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business.

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

The success of our product candidates, apitegromab, SRK-181 and future product candidates, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, apitegromab, SRK-181 or future product candidates or assure that coverage and reimbursement will be available for any product that we may develop. See the sections in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 entitled “Business– Government Regulation – Coverage and Reimbursement” and “Business–Government Regulation–Current and Future Healthcare Reform Legislation.”

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

If our future collaborations do not result in the successful discovery, development and commercialization of product candidates or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under such collaboration. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K also apply to the activities of our therapeutic collaborators.

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

The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. Unforeseen global events such as the 2022 Russian invasion of Ukraine, and sanctions relating to such events, could affect our ability to file, prosecute, maintain, and/or defend patents and applications in those markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors or licensees.

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

In addition, periodic maintenance fees on any issued patent are due to be paid to the U.S. Patent Office (“USPTO”) and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Moreover, complications due to the COVID-19 or other pandemics may result in inadvertent lapse due to, for example, unexpected closures of the USPTO or foreign patent offices, delays in delivery of notifications relating to deadlines, or failure to timely and/or properly obtain signatures on necessary documents. Additionally, as a result of the 2022 Russian invasion of Ukraine, it is unclear whether payments to the Russian Patent Office and other entities might violate certain sanctions. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

Upon completion of the ratification process, the Unified Patent/Unified Patent Court system in Europe becomes fully operational.

●	The untested court may be associated with greater degrees of uncertainty in litigation, with respect to both planning and outcome.
●	The opt-out selection afforded during the transition may have a direct impact on future litigation and may result in loss of certain flexibility with regard to choice of forum and other litigation strategy considerations.

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

As another example, in Europe, a new unitary patent system becomes effective in June 2023, which may significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

We are a biopharmaceutical company formed in 2012 and our operations to date have been focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. We have not yet demonstrated the ability to progress any of our product candidates through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the twelve months ended December 31, 2022 and 2021, we reported a net loss of $134.5 million and $131.8 million, respectively. As of December 31, 2022, we had an accumulated deficit of $510.6 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, apitegromab and SRK-181, and any future product candidates.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, including clinical trials for apitegromab and SRK-181 and preclinical studies and clinical trials for any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of December 31, 2022, we had approximately $315.4 million in cash, cash equivalents and marketable securities. In June 2022, we sold shares of common stock, pre-funded warrants to purchase shares of our common stock and warrants to purchase shares of our common stock through a registered direct offering for net proceeds of $195.3 million, after deducting placement agent fees and offering expenses. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2022, will be sufficient to fund our operating expenses and capital expenditure requirements into 2025. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Additionally, any program setbacks or delays due to changes in federal or state laws or clinical site or clinical vendor policies as a result of the impacts of current macroeconomic and geopolitical events, including changing conditions from the COVID-19 pandemic, the 2022 Russian invasion of Ukraine, increasing rates of inflation and rising interest rates could impact our programs and increase our expenditures. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Code, in taxable years beginning after December 31, 2021, expenses that are incurred for research and development in the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.

As of December 31, 2022, we had net operating loss carryforwards for federal and state income tax purposes of $343.0 million and $339.8 million, respectively, which begin to expire in 2032, except for our post 2017 federal net operating loss carryforwards of $292.5 million which do not expire. As of December 31, 2022, we also had available tax credit carryforwards for federal and state income tax purposes of $32.6 million and $5.3 million, respectively, which begin to expire in 2034 and 2023, respectively. Additionally, for taxable years beginning after December 31, 2017 the deductibility of the indefinite lived federal net operating losses is limited to 80% of our taxable income in any future taxable year. Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Private placements and other transactions that have occurred since our inception, as well as our Initial Public Offering (“IPO”), may trigger such an ownership change pursuant to Section 382 of the Code. Any such limitation, whether as the result of our IPO, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years.

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

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Furthermore, our ability to pay cash dividends is currently restricted by the terms of our debt facility with Oxford and SVB, and future debt or other financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock.

Our Board members, management, and their affiliates, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2022, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 22.0% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

We will remain an emerging growth company until the earlier of (1) December 31, 2023 (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion or (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the last business date of our most recently completed second fiscal quarter, and (4) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

As of December 31, 2022, approximately 10,459,181 shares of our common stock were reserved for issuance upon exercise or conversion of outstanding warrants. Additionally, 7,910,306 shares of our common stock were reserved for issuance upon exercise of outstanding stock options and vested restricted stock units. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price. We also have 27,689,692 shares of our common stock reserved for issuance upon exercise of pre-funded warrants, which are already included in our calculation of our weighted average common shares outstanding.

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

The sale or issuance of our common stock to, or through, Jefferies may cause significant dilution and the sale of the shares of common stock acquired by Jefferies, or the perception that such sales may occur, could cause the price of our common stock to fall.

On November 14, 2022, we entered into a sales agreement with Jefferies LLC (“Jefferies”), pursuant to which we may offer and sell our common stock, subject to certain limitations in the sales agreement and compliance with applicable law, at any time throughout the term of the sales agreement. The number of shares that are sold by Jefferies after delivering a placement notice will fluctuate based on the market price of the common stock during the sales period and limits we set with Jefferies. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. Sales to, or through, Jefferies by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

From November 14, 2022 through the date of the consolidated financial statements, December 31, 2022, we have not sold shares of common stock through the Jeffries sales agreement.

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

Stockholders

As of March 2, 2023, there were approximately 8 stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

Dividends

We have never declared or paid any dividends to our stockholders since our inception and we do not plan to declare or pay cash dividends in the foreseeable future. We currently anticipate that we will retain all available funds and any future earnings for the operation and expansion of our business. Furthermore, our ability to pay cash dividends is currently restricted by the terms of our debt facility with Oxford and SVB. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend on, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant. Investors should not purchase our common stock with the expectation of receiving cash dividends.

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

Overview

We are a biopharmaceutical company focused on the discovery and development of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role. As a global leader in TGFβ superfamily biology, our novel understanding of the molecular mechanisms of growth factor activation enabled us to develop a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target the precursor, or latent, forms of growth factors. By targeting the signaling proteins at the cellular level and acting in the disease microenvironment, we believe we may avoid the historical dose-limiting safety challenges associated with inhibiting growth factors for therapeutic effect. We believe our focus on biologically validated growth factors may facilitate a more efficient development path.

Based on this proprietary and scalable technology platform, we are building a growing portfolio of novel product candidates with the aim of transforming the lives of patients suffering from a wide range of serious diseases, including neuromuscular disorders, cancer, fibrosis and iron-restricted anemia. We have discovered and progressed the development of:

●	Apitegromab, an inhibitor of the activation of latent myostatin, for the treatment of SMA. We also believe apitegromab could have potential in the treatment of other disorders where the inhibition of myostatin may be beneficial.
●	SRK-181, an inhibitor of the activation of latent TGFβ1, for the treatment of cancers that are resistant to anti-PD-(L)1 antibody therapies.
●	Potent and selective inhibitors of the activation of TGFβ for the treatment of fibrotic diseases. We are advancing multiple antibody profiles toward product candidate selection including antibodies that selectively inhibit the activation of latent TGFβ1 in the context of fibrotic extracellular matrix and that avoid perturbing TGFβ1 presented by cells of the immune system.
●	Additional discovery and early preclinical programs related to the selective modulation of growth factor signaling, including BMP6 and other growth factors.

Our first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-targeted therapy for the treatment of SMA. We are conducting SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with nonambulatory Type 2 and Type 3 SMA (which is estimated to represent the majority of the current prevalent SMA patient population in the U.S. and Europe). We expect to complete enrollment of SAPPHIRE in 2023, with the top-line data readout expected in 2024. If successful and if apitegromab is approved, we expect to initiate a commercial product launch in 2025. Apitegromab was evaluated in the Company’s Phase 2 TOPAZ proof-of-concept clinical trial for the treatment of patients with Type 2 and Type 3 SMA. Positive 12-month top-line results were announced in April 2021 and presented at the Cure SMA Virtual Conference in June 2021. In June 2022, at the Cure SMA Research & Clinical Care Meeting, we presented 24-month efficacy and safety extension data of apitegromab from TOPAZ. These data showed sustained continued improvement with apitegromab for nonambulatory patients with Types 2 and 3 SMA receiving an SMN therapy (see “Phase 2 TOPAZ Trial Analysis”). We expect to report 36-month extension data from TOPAZ in mid-2023. The FDA granted Fast Track designation, Rare Pediatric Disease designation and Orphan Drug Designation to apitegromab for the treatment of SMA in May 2021, August 2020 and March 2018, respectively. The EMA granted PRIME designation in March 2021 and the EC granted Orphan Medicinal Product designation in December 2018 to apitegromab for the treatment of SMA.

We have identified multiple other diseases for which the selective inhibition of the activation of myostatin may offer therapeutic benefit, including additional patient populations in SMA (such as Type 1 SMA and ambulatory SMA) and indications outside of SMA.

Our second product candidate, SRK-181, is being developed for the treatment of cancers that are resistant to CPI therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies. SRK-181 is a highly selective inhibitor of the activation of latent TGFβ1 that is being investigated in our Phase 1 DRAGON proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibodies. This two-part clinical trial consists of a dose escalation portion (Part A) and a dose expansion portion evaluating SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy (Part B). Part B commenced in 2021 and includes the following active cohorts: urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, clear cell renal cell carcinoma and head and neck squamous cell carcinoma. Initial clinical data from Part A were presented in November 2021 at the SITC 36th Annual Meeting and additional clinical data were presented at the 2022 SITC Annual Meeting in November 2022.

Utilizing our innovative approach and proprietary platform, we have multiple early stage and preclinical programs directed against targets that are known to be important in serious diseases. We are discovering and generating highly selective and differentiated monoclonal antibodies against difficult targets by 1) applying our structural insights and antibody discovery expertise, 2) prioritizing human biology, and 3) embedding translational thinking early in the research and development process.

Since inception, we have incurred significant operating losses. Our net losses were $134.5 million for the year ended December 31, 2022. As of December 31, 2022, we had an accumulated deficit of $510.6 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future in performing our ongoing activities, as we:

●	continue development activities for apitegromab, including the conduct of the extension phase of our Phase 2 TOPAZ clinical trial, our Phase 3 SAPPHIRE pivotal clinical trial in SMA, our open-label extension study of apitegromab and the associated drug supply;
●	continue research and development activities for SRK-181, including the conduct of our Phase 1 DRAGON proof of concept clinical trial;
●	continue to discover, validate and develop additional product candidates through the use of our proprietary platform;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional research, development and business personnel; and
●	continue to build the infrastructure to support our operations as a public company.

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. If we successfully complete clinical development and obtain regulatory approval for apitegromab, SRK-181 or any of our future product candidates, we may generate revenue in the future from product sales. In addition, if we obtain regulatory approval for apitegromab, SRK-181 or any of our future product candidates, we expect to incur significant expenses related to developing our commercialization capabilities to support product sales, marketing and distribution activities.

Restructuring

In May 2022, we announced a reduction in workforce in connection with the restructuring of our business to prioritize and focus on our clinical stage assets. The restructuring resulted in a reduction of our workforce by 39 positions, or approximately 25%, and occurred during the second quarter of 2022. As a result, we recorded restructuring costs of $1.9 million in the second quarter of 2022, related to severance benefits for the affected employees, including salary continuation, coverage of medical insurance premiums and outplacement services. We also incurred $0.1 million of non-cash expense related to equity modifications associated with the extension of the post-termination option exercise period for the vested portion of the affected employees’ outstanding stock options, as well as modifications of certain restricted stock units. All the employees affected by the restructuring plan were notified and provided with their severance benefits offers in the second quarter of 2022, although severance benefits payments associated with the restructuring plan continued through the end of 2022. Each affected employee’s eligibility for the severance benefits was contingent upon such employee’s execution (without revocation, as applicable) of a separation agreement, which included a general release of claims against us and affiliated persons and entities. All employees impacted by the restructuring plan provided such releases.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus, or COVID-19, as a pandemic (the “COVID-19 pandemic”). The ultimate extent of the impact of the COVID-19 pandemic or any other epidemic, pandemic, outbreak, or public health crisis on our business, financial condition and results of operations will depend on future developments, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or public health crisis and actions taken to contain or prevent the further spread, including the development of new variants of COVID-19 and development and deployment of vaccines to effectively treat COVID-19 and any new variants. The COVID-19 pandemic has negatively impacted our business, and at various times during the COVID-19 pandemic, we have experienced disruptions or restrictions on our preclinical studies, our ability to access and monitor certain clinical trial sites, restrictions on clinical trial participants’ ability to access our clinical trial sites and delays in enrollment. Some clinical trial participants have missed or experienced delays in receiving doses of study drug and completing their clinical trial assessments. While our laboratory operations have resumed to normal capacity, we may continue to experience challenges in procuring materials and supplies, as well as research services from our vendors in a consistently timely manner due to COVID-19 related supply chain issues. We continue to monitor developments as we adjust to the disruptions and uncertainties relating to the COVID-19 pandemic.

Financial Operations Overview

Revenue

No revenues have been recorded from the sale of any commercial product. Revenue generation activities have been limited to collaborations, containing research services and the issuance of a license. The Gilead Collaboration Agreement was executed on December 19, 2018 (the “Effective Date”) and we began recognizing associated revenue in

2019. Under the Gilead Collaboration Agreement, Gilead had exclusive options to license worldwide rights to product candidates that emerged from three of our TGFβ programs (each a “Gilead Program”). Each option could have been exercised by Gilead at any time from the Effective Date through a date that was 90 days following the expiration of the Research Collaboration Term for a given Gilead Program (no later than March 19, 2022), or until termination of the Gilead Program, whichever was earlier (the “Option Exercise Period”). On January 6, 2022, Gilead agreed to terminate its option exercise period for all programs.

Revenue associated with the research and development and license performance obligations relating to the Gilead Programs was recognized as revenue using an input method as the research and development services were provided over the research term, which was during the period January 2019 through December 2021. The input method was based on the costs that were incurred on each Gilead Program and the costs that were expected to be incurred in the future to satisfy the performance obligation. The transfer of control occurred over time. In management’s judgment, this input method was the best measure of progress towards satisfying the performance obligations. We evaluated the measure of progress each reporting period and, if necessary, adjusted the measure of performance and related revenue recognition. The estimate of remaining costs was highly subjective, as the research was novel, therefore efforts to be successful may have been significantly different than the estimated costs made at each balance sheet date. The amounts of revenue allocated to the three material rights provided by the options was to be deferred on our consolidated balance sheet until either exercise or termination of the respective options. In January 2022, Gilead agreed that its option exercise period for all programs had been terminated. The remaining $33.2 million of deferred revenue associated with the materials rights provided by the options was recognized as revenue in January 2022. As a result, by January 31, 2022, all revenue related to the Gilead Collaboration Agreement had been recognized.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials, as well as the associated clinical trial material requirements. We expect research and development costs for our product candidates to continue to be substantial for the foreseeable future as the development programs progress. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense incurred on our debt facility, including amortization of debt discount and debt issuance costs, partially offset by interest income earned on our cash, cash equivalents and marketable securities.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands, except percentages):

	Year Ended December 31,		Change
	2022	2021	$	%
Revenue	$33,193	$18,816	$14,377	76.4%
Operating expenses:
Research and development	124,444	108,468	15,976	14.7%
General and administrative	43,119	40,269	2,850	7.1%
Total operating expenses	167,563	148,737	18,826	12.7%
Loss from operations	(134,370)	(129,921)	(4,449)	3.4%
Other income (expense), net	(132)	(1,878)	1,746	(93.0)%
Net loss	$(134,502)	$(131,799)	$(2,703)	2.1%

Revenue

Revenue was $33.2 million for the year ended December 31, 2022 compared to $18.8 million for the year ended December 31, 2021, an increase of $14.4 million, or 76.4%. The revenue for both periods was related to the Gilead Collaboration Agreement executed in December 2018. Revenue recognized during the year ended December 31, 2022, was attributable to the material rights provided by the options, which was recognized in January 2022 upon Gilead’s termination of its option exercise period for all programs. Revenue recognized during the year ended December 31, 2021, was related to the research and development and license performance obligations, which was recognized using a cost input method as the research and development services were provided. This revenue was fully recognized as of December 31, 2021. All revenue related to the Gilead Collaboration Agreement had been fully recognized by January 31, 2022.

Operating Expenses

Research and Development

Research and development expense was $124.4 million for the year ended December 31, 2022 compared to $108.5 million for the year ended December 31, 2021, an increase of $16.0 million, or 14.7%. The following table summarizes our research and development expense for the years ended December 31, 2022 and 2021 (in thousands, except percentages):

	Year Ended December 31,		Change
	2022	2021	$	%
External costs by program:
Apitegromab	$48,044	$38,141	$9,903	26.0%
SRK-181	12,462	13,999	(1,537)	(11.0)%
Other early programs and unallocated costs	6,175	7,378	(1,203)	(16.3)%
Total external costs	66,681	59,518	7,163	12.0%
Internal costs:
Employee compensation and benefits	41,370	32,487	8,883	27.3%
Facility and other	16,393	16,463	(70)	(0.4)%
Total internal costs	57,763	48,950	8,813	18.0%
Total research and development expense	$124,444	$108,468	$15,976	14.7%

The increase in research and development expense was primarily attributable to the following:

●	An increase in our external research and development costs of $7.2 million, which primarily consisted of:
o	$9.9 million increase in costs associated with apitegromab primarily due to clinical trial costs, particularly the conduct of our Phase 3 SAPPHIRE clinical trial;
o	$1.5 million decrease in costs associated with SRK-181, due primarily to greater purchases of pembrolizumab (to be used in conjunction with SRK-181 in Part B of the Phase 1 DRAGON clinical trial) in the prior year; and
o	$1.2 million decrease in costs in other early development candidates and unallocated costs, which is mostly related to prior year expense associated with the purchase of our customized antibody display library from Specifica;
●	$8.8 million increase in internal research and development costs, which was primarily driven by an increase in employee compensation and benefits costs. These costs include salaries, bonus, payroll taxes, benefits, temporary support, non-cash equity-based compensation expense, including for modifications of certain equity awards, as well as severance expense associated with the May 2022 restructuring.

Total research and development expenses are expected to continue to be substantial, driven by employee compensation costs and development costs associated with our clinical stage programs as we continue to advance our product candidates, including apitegromab through our Phase 3 SAPPHIRE clinical trial, the extension phase of our Phase 2 TOPAZ clinical trial in SMA, and our open-label extension study for apitegromab, and SRK-181, through our Phase 1 DRAGON clinical trial.

General and Administrative

General and administrative expense was $43.1 million for the year ended December 31, 2022 compared to $40.3 million for the year ended December 31, 2021, an increase of $2.9 million or 7.1%. The increase in general and administrative expense was primarily attributable to an increase of $1.9 million in employee compensation and benefits, mostly related to non-cash equity-based compensation and an increase of $0.9 million in professional fees. We expect general and administrative expense to increase as we continue to invest in commercial readiness activities.

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

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any product revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of our convertible preferred stock and units in private placements before our IPO, and sale of our common stock through our IPO, to Gilead in an exempt private placement, through multiple secondary public offerings and through an at-the-market (“ATM”) sale, as well as payments from our research collaborations and the Loan and Security Agreement entered into in October 2020 and amended in November 2022 (see Note 12).

The following table provides information regarding our total cash, cash equivalents and marketable securities at December 31, 2022 and December 31, 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Cash and cash equivalents	$103,275	$212,835
Marketable securities	212,086	40,159
Total cash, cash equivalents and marketable securities	$315,361	$252,994

During the year ended December 31, 2022, our cash, cash equivalents and marketable securities balance increased by $62.4 million. The change was primarily the result of net proceeds from our equity offering completed in June 2022, partially offset by cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our product candidates and supported our internal research and development efforts, capital purchases, and interest payments on our debt.

In June 2022, we entered into a securities purchase agreement relating to the issuance and sale of an aggregate of 16,326,530 shares of our common stock, pre-funded warrants to purchase 25,510,205 shares of our common stock and associated common warrants to purchase 10,459,181 shares of our common stock. The offering price per share and associated common warrant was $4.90 and the offering price per pre-funded warrant and associated common warrant is $4.8999, which equals the per share public offering price for the common shares less the $0.0001 exercise price for each such pre-funded warrant and associated common warrant. Each common warrant has an exercise price per share of $7.35 (150% of the offering price per share of the common stock). Gross proceeds from the transaction were $205.0 million. Upon the offering closing, we received $195.3 million in net proceeds, after deducting placement agent fees and expenses and offering expenses.

In October 2021, we sold 500,000 shares of our common stock through a sale in our ATM program with Jefferies, LLC, and received $13.1 million in net proceeds, after deducting commissions and fees.

In October 2020, we entered into an underwriting agreement relating to the issuance and sale of an aggregate of 3,717,948 shares of our common stock at $39.00 per share and pre-funded warrants to purchase 2,179,487 shares of our common stock. The price of each pre-funded warrant was $38.9999, which equals the per share public offering price for the common shares less the $0.0001 exercise price for each such pre-funded warrant. Gross proceeds of the transaction were $230.0 million. The offering closed in November 2020 and we received $215.9 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses.

In October 2020, we entered into the Loan and Security Agreement with Oxford and SVB, which was amended in November 2022, of which $25.0 million from Tranche 1 was received in October 2020 and $25.0 million from Tranche 2 was received in December 2021 (Note 12).

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

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(132,694)	$(126,789)
Net cash (used in) provided by investing activities	(171,698)	134,315
Net cash provided by financing activities	194,832	44,951
Net (decrease) increase in cash, cash equivalents and restricted cash	$(109,560)	$52,477

Net Cash Used in Operating Activities

Net cash used in operating activities was $132.7 million for the year ended December 31, 2022, and consisted of our net loss of $134.5 million, changes in our assets and liabilities of $34.4 million, partially offset by non-cash adjustments of $36.2 million. The changes in our assets and liabilities include a $33.2 million change in deferred revenue related to the Gilead collaboration, which relates to the recognition of revenue associated with the material rights provided by the options. The non-cash adjustments are primarily from equity-based compensation.

Net cash used in operating activities was $126.8 million for the year ended December 31, 2021, and consisted of our net loss of $131.8 million, changes in our assets and liabilities of $28.4 million, partially offset by non-cash adjustments of $33.5 million. The changes in our assets and liabilities include a $18.8 million change in deferred revenue related to the Gilead collaboration. The non-cash adjustments are primarily from equity-based compensation.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $171.7 million for the year ended December 31, 2022, compared to net cash provided by investing activities of $134.3 million for the year ended December 31, 2021. Net cash used in and provided by investing activities for both periods was primarily associated with transactions involved in the routine management of our marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $194.8 million for the year ended December 31, 2022, compared to $45.0 million for the year ended December 31, 2021. Net cash provided by financing activities for the year ended December 31, 2022 was primarily attributable to net proceeds from an equity offering completed in June 2022. Net cash provided by financing activities for the year ended December 31, 2021, consisted primarily of the second $25.0 million drawdown from our Loan and Security Agreement, $13.1 million in net proceeds from the sale of our common stock in an ATM sale completed in October 2021, as well as $6.9 million in proceeds from stock option exercises.

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

Revenue Recognition

No revenues have been recorded from the sale of any commercial product. Revenue generation activities have been limited to collaborations, containing research services and the issuance of a license. Prior to January 2022, revenue was being recognized related to the Gilead Collaboration Agreement which was executed in December 2018. We recognized associated revenue between 2019 and 2021 over the period that research was performed under the collaboration and recognized revenue attributable to the material rights provided by the options in January 2022. We account for revenue under ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

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

As it relates to the Gilead Collaboration Agreement, the Company recognized the revenue related to the research and development services based on a cost input method over the research term for each respective Gilead Program. We evaluated the measure of progress each reporting period and, if necessary, adjusted the measure of performance and related revenue recognition. The estimate of remaining costs was highly subjective, as the research was novel, and efforts to be successful may have been significantly different than the estimated costs made at each balance sheet date.

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

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial and accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f) and 15d-15(d) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and our Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO criteria”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for “emerging growth companies”.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2022.

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

(a)(3) Exhibits.

The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K):

Number	Description	Form	File No.	Exhibit No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.2	May 8, 2018
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.1.1	May 14, 2018
3.3	Amended and Restated By-laws of the Registrant	S-1/A	333-224493	3.4	May 8, 2018
4.1	Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated December 22, 2017	S-1	333-224493	4.1	April 27, 2018
4.2	Specimen Stock Certificate evidencing shares of common stock	S-1/A	333-224493	4.2	May 14, 2018
4.3	Amended and Restated Warrant to Purchase Stock, by and between Silicon Valley Bank and the Registrant, dated December 22, 2017	S-1	333-224493	4.3	April 27, 2018
4.4	Description of Capital Stock	10-K	001-38501	4.4	March 12, 2020
4.5	Form of Pre-Funded Warrant	8-K	001-38501	4.1	June 21, 2022
4.6	Form of Common Stock Warrant	8-K	001-38501	4.2	June 21, 2022
10.1+	2017 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1	333-224493	10.1	April 27, 2018
10.2+	2018 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	333-224493	10.2	May 14, 2018
10.3+	Senior Executive Cash Incentive Bonus Plan	S-1/A	333-224493	10.3	May 8, 2018
10.4+	2018 Employee Stock Purchase Plan	S-1/A	333-224493	10.4	May 14, 2018
10.5+	Scholar Rock Holding Corporation 2022 Inducement Equity Plan	8.K	001-38501	10.2	June 21, 2022
10.6+	Amendment No. 1 to Scholar Rock Holding Corporation 2022 Inducement Equity Plan, dated September 4, 2022	S-8	333-268327	99.2	November 14, 2022
10.7*	Amendment No. 2 to Scholar Rock Holding Corporation 2022 Inducement Equity Plan, dated February 3, 2023
10.8+	Form of Indemnification Agreement	S-1/A	333-224493	10.5	May 14, 2018

10.9†	Exclusive License Agreement by and between the Registrant, and Children’s Medical Center, dated as December 16, 2013	S-1	333-224493	10.6	April 27, 2018
10.10+	Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreement, by Nagesh K. Mahanthappa, dated October 10, 2012	S-1	333-224493	10.10	April 27, 2018
10.11†	Option and License Agreement by and between the Registrant and Janssen Biotech, Inc., dated as of December 17, 2013	S-1	333-224493	10.13	April 27, 2018
10.12	Lease Agreement by and between 620 Memorial Leasehold LLC and the Registrant, dated March 5, 2015, as amended by the First Amendment dated February 22, 2016 and the Second Amendment dated February 22, 2018	S-1	333-224493	10.14	April 27, 2018
10.13††	Master Collaboration Agreement, dated December 19, 2018, by and between the Registrant and Gilead Sciences, Inc.	8-K/A	001-38501	10.1	December 24, 2018
10.14	Letter Agreement by and between Scholar Rock, Inc. and Gilead Sciences, Inc. dated January 6, 2022	10-Q	333-224493	10.1	May 16, 2022
10.15††	Form of License Agreement.	8-K/A	001-38501	10.2	December 24, 2018
10.16	Share Purchase Agreement, dated December 19, 2018, by and between Scholar Rock Holding Corporation and Gilead Sciences, Inc.	8-K/A	001-38501	10.3	December 24, 2018
10.17	Registration Rights Agreement, dated December 19, 2018, by and among the Registrant, Gilead Sciences, Inc. and Scholar Rock Holding Corporation stockholder signatories named therein.	8-K/A	001-38501	10.4	December 24, 2018
10.18	Irrevocable Registration Rights Waiver and Amendment, dated December 19, 2018, by and among the Registrant, Gilead Sciences, Inc. and Scholar Rock Holding Corporation stockholder signatories named therein.	8-K/A	001-38501	10.5	December 24, 2018
10.19	Amended and Restated Collaboration Agreement, dated March 12, 2019, by and between Scholar Rock, Inc. and Adimab, LLC	8-K	001-38501	10.1	March 13, 2019
10.20	Lease Agreement by and between BMR-Rogers Street LLC and Scholar Rock, Inc., dated November 5, 2019. Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the Securities and Exchange Commission upon request.	10-Q	001-38501	10.2	November 12, 2019
10.21+	Employment Agreement, dated July 14, 2020, by and between Scholar Rock, Inc. and Edward H. Myles.	8-K	001-38501	10.2	July 16, 2020

10.22+	Consulting Agreement, dated July 16, 2020, by and between Scholar Rock, Inc. and Nagesh K. Mahanthappa.	8-K	001-38501	10.3	July 16, 2020
10.23	Loan and Security Agreement, dated October 16, 2020, by and among the Registrant, Scholar Rock, Inc., Oxford Finance LLC and Silicon Valley Bank.	10-K	001-38501	10.26	March 9, 2021
10.24+	Employment Agreement, dated May 23, 2018, by and between Scholar Rock, Inc. and Gregory Carven, as amended.	10-K	001-38501	10.27	March 9, 2021
10.25	First Amendment to Loan and Security Agreement, dated November 16, 2021, by and among the Registrant, Scholar Rock, Inc., Oxford Finance LLC and Silicon Valley Bank.	10-K	001-38501	10.27	March 7, 2022
10.26*	Second Amendment to Loan and Security Agreement, dated November 10, 2022, by and among the Registrant, Scholar Rock, Inc., Oxford Finance LLC and Silicon Valley Bank.
10.27+	Employment Agreement by and between Scholar Rock, Inc. and Nagesh Mahanthappa dated July 30, 2021.	8-K	001-38501	10.1	August 3, 2021
10.28+	Employment Agreement, by and between Scholar Rock, Inc. and Jay T. Backstrom, dated September 19, 2022.	8-K	001-38501	10.1	September 20, 2022
10.29+	Employment Agreement, by and between Scholar Rock, Inc. and Jing Marantz, dated November 7, 2022.	8-K	001-38501	10.1	November 9, 2022
10.30	Form of Securities Purchase Agreement by and among the Registrant and the purchasers dated June 17, 2022	8-K	001-38501	10.1	June 21, 2022
10.31*	Amended and Restated Employment Agreement, by and between Scholar Rock, Inc. and Junlin Ho dated March 1, 2023
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the signature page to this report).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

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

SCHOLAR ROCK HOLDING CORPORATION

Date: March 7, 2023	By:	/s/ Jay T. Backstrom
Jay T. Backstrom
President and Chief Executive Officer (Principal Executive Officer)
Date: March 7, 2023	By:	/s/ Edward H. Myles
Edward H. Myles
Chief Operating Officer & Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Jay T. Backstrom and Edward H. Myles, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jay T. Backstrom	President and Chief Executive Officer	March 7, 2023
Jay T. Backstrom	(Principal Executive Officer)

/s/ Edward H. Myles	Chief Operating Officer & Chief Financial Officer	March 7, 2023
Edward H. Myles	(Principal Financial and Accounting Officer)

/s/ David Hallal	Chairman of the Board of Directors	March 7, 2023
David Hallal

/s/ Srinivas Akkaraju	Director	March 7, 2023
Srinivas Akkaraju

/s/ Kristina Burow	Director	March 7, 2023
Kristina Burow

/s/ Jeffrey S. Flier	Director	March 7, 2023
Jeffrey S. Flier

/s/ Michael Gilman	Director	March 7, 2023
Michael Gilman

/s/ Amir Nashat	Director	March 7, 2023
Amir Nashat

/s/ Joshua Reed	Director	March 7, 2023
Joshua Reed

/s/ Akshay Vaishnaw	Director	March 7, 2023
Akshay Vaishnaw

SCHOLAR ROCK HOLDING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Scholar Rock Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scholar Rock Holding Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

March 7, 2023

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$103,275	$212,835
Marketable securities	212,086	40,159
Prepaid expenses and other current assets	12,663	12,325
Total current assets	328,024	265,319
Property and equipment, net	7,384	9,564
Operating lease right-of-use asset	18,543	25,442
Restricted cash	2,498	2,498
Other long-term assets	1,719	1,622
Total assets	$358,168	$304,445
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,994	$4,434
Accrued expenses	24,321	17,456
Operating lease liability	7,852	7,407
Short-term debt	—	1,577
Deferred revenue	—	33,193
Other current liabilities	222	230
Total current liabilities	36,389	64,297
Long-term portion of operating lease liability	11,800	19,652
Long-term debt	49,744	48,422
Total liabilities	97,933	132,371
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2022 and December 31, 2021; no shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 51,672,579 and 35,209,099 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	52	35
Additional paid-in capital	771,699	548,204
Accumulated other comprehensive loss	(884)	(35)
Accumulated deficit	(510,632)	(376,130)
Total stockholders’ equity	260,235	172,074
Total liabilities and stockholders’ equity	$358,168	$304,445

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenue	$33,193	$18,816
Operating expenses:
Research and development	124,444	108,468
General and administrative	43,119	40,269
Total operating expenses	167,563	148,737
Loss from operations	(134,370)	(129,921)
Other income (expense), net	(132)	(1,878)
Net loss	$(134,502)	$(131,799)
Net loss per share, basic and diluted	$(2.26)	$(3.59)
Weighted average common shares outstanding, basic and diluted	59,611,656	36,711,833

Comprehensive loss:
Net loss	$(134,502)	$(131,799)
Other comprehensive loss:
Unrealized loss on marketable securities	(849)	(33)
Total other comprehensive loss	(849)	(33)
Comprehensive loss	$(135,351)	$(131,832)

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2020	34,152,470	$34	$505,069	$(2)	$(244,331)	$260,770
Unrealized loss on marketable securities	—	—	—	(33)	—	(33)
Sale of common shares, net of issuance costs	500,000	—	13,095	—	—	13,095
Exercise of stock options	556,629	1	6,891	—	—	6,892
Equity-based compensation expense	—	—	23,149	—	—	23,149
Net loss	—	—	—	—	(131,799)	(131,799)
Balance at December 31, 2021	35,209,099	$35	$548,204	$(35)	$(376,130)	$172,074
Unrealized loss on marketable securities	—	—	—	(849)	—	(849)
Sale of common shares, pre-funded warrants and warrants to purchase common shares, net of issuance costs	16,326,530	16	195,299	—	—	195,315
Exercise of stock options	44,850	1	495	—	—	496
Issuance of common shares upon RSU vesting	92,100	—	—	—	—	—
Equity-based compensation expense	—	—	27,701	—	—	27,701
Net loss	—	—	—	—	(134,502)	(134,502)
Balance at December 31, 2022	51,672,579	$52	$771,699	$(884)	$(510,632)	$260,235

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(134,502)	$(131,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,986	2,627
Amortization of debt discount and debt issuance costs	720	335
Loss on disposal of property and equipment	33	24
Equity-based compensation	27,701	23,149
Amortization/accretion of investment securities	(2,142)	918
Non-cash operating lease expense	6,899	6,397
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(322)	(8,530)
Other assets	(97)	(601)
Accounts payable	(251)	1,016
Accrued expenses	6,889	3,663
Operating lease liabilities	(7,407)	(5,400)
Deferred revenue	(33,193)	(18,816)
Other liabilities	(8)	228
Net cash used in operating activities	(132,694)	(126,789)
Cash flows from investing activities:
Purchases of property and equipment	(1,064)	(5,248)
Purchases of marketable securities	(300,634)	(60,437)
Maturities of marketable securities	130,000	200,000
Net cash (used in) provided by investing activities	(171,698)	134,315
Cash flows from financing activities:
Proceeds from debt	—	24,984
Proceeds from sale of common shares, pre-funded warrants and warrants to purchase common shares, net of issuance costs	195,315	13,095
Debt modification payment	(975)	—
Proceeds from stock option exercises	492	6,892
Other	—	(20)
Net cash provided by financing activities	194,832	44,951
Net (decrease) increase in cash, cash equivalents and restricted cash	(109,560)	52,477
Cash, cash equivalents and restricted cash, beginning of period	215,333	162,856
Cash, cash equivalents and restricted cash, end of period	$105,773	$215,333
Supplemental disclosure of non-cash items:
Property and equipment purchases in accounts payable and accrued expenses	$—	$212
Supplemental cash flow information:
Cash paid for interest	$4,372	$2,082

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

Notes to Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

Organization

Scholar Rock Holding Corporation (the “Company”) is a biopharmaceutical company focused on the discovery and development of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role. As a global leader in transforming growth factor beta (“TGFβ”) superfamily biology, the Company’s novel understanding of the molecular mechanisms of growth factor activation enabled the development of a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target the precursor, or latent, forms of growth factors. The Company’s first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-targeted therapy for the treatment of spinal muscular atrophy (“SMA”). The Company is conducting SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with nonambulatory Type 2 and Type 3 SMA. In June 2022, the Company announced 24-month efficacy and safety extension data of apitegromab in patients with Type 2 and Type 3 SMA from the Phase 2 TOPAZ proof-of-concept clinical trial. The Company’s second product candidate, SRK-181, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor (“CPI”) therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies. SRK-181 is a highly selective inhibitor of the activation of latent transforming growth factor beta-1 (“TGFβ1”) that is being investigated in the Company’s Phase 1 DRAGON proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibodies. The DRAGON trial consists of two parts: Part A (dose escalation of SRK-181 as a single-agent or in combination with an approved anti-PD-(L)1 therapy) and Part B (dose expansion evaluating SRK-181 in combination with an approved anti-PD- (L)1 antibody therapy). Part B includes the following active cohorts: urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, clear cell renal cell carcinoma and head and neck squamous cell carcinoma. Additionally, the Company continues to create a pipeline of product candidates to deliver novel therapies to underserved patients suffering from a wide range of serious diseases, including neuromuscular disorders, cancer, fibrosis, and iron-restricted anemia. The Company was originally formed in May 2012. Its principal offices are in Cambridge, Massachusetts.

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

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company’s product candidates. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash, cash equivalents, and marketable securities at December 31, 2022 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date these financial statements are issued.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. At December 31, 2022 and 2021, cash equivalents include money market funds that invest primarily in U.S. government-backed securities and treasuries.

At December 31, 2022 and 2021, restricted cash consists of letters of credit in the amount of $2.5 million related to its leased facilities. The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statement of cash flows (in thousands):

	As of December 31,
	2022	2021
Cash and cash equivalents	$103,275	$212,835
Restricted cash	2,498	2,498
	$105,773	$215,333

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

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense) within the statement of operations and comprehensive loss. During the years ended December 31, 2022 and 2021, no marketable securities were adjusted for other than temporary declines in fair value.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and right-of-use assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2022 or 2021.

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

The Company first evaluates license and/or collaboration arrangements to determine whether the arrangement (or part of the arrangement) represents a collaborative arrangement pursuant to ASC Topic 808, Collaborative Arrangements, based on the risks and rewards and activities of the parties pursuant to the contractual arrangement. The Company accounts for collaborative arrangements (or elements within the contract that are deemed part of a collaborative arrangement), which represent a collaborative relationship and not a customer relationship, outside of the scope of ASC 606. The Company’s two collaborations represented revenue arrangements.

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

For performance obligations which consist of licenses and other promises, the Company utilizes judgment to assess the nature of the combined performance obligation in order to determine whether the combined performance obligation is satisfied over time or at a point in time. The Company determines the appropriate method of measuring progress of combined performance obligations satisfied over time for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The estimated remaining costs is highly subjective, as the research is novel, therefore efforts to be successful may be significantly different than the estimated costs made at the balance sheet date. If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company will recognize revenue from non-refundable, up-front fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. The Company receives payments from customers based on billing schedules established in each contract. Up-front payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligations under these arrangements. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as the current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional. Amounts recognized as revenue, but not yet received or invoiced, are generally recognized as contract assets.

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

Comprehensive Loss

Comprehensive loss is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes net loss and the change in accumulated other comprehensive income (loss) for the period. Accumulated other comprehensive loss consisted entirely of unrealized gains and losses on available-for-sale marketable securities during the period ending December 31, 2022 and 2021.

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

The Company is open to examination by the Internal Revenue Service for the tax years ended December 31, 2013 to December 31, 2022. Since the Company is in a U.S. loss carryforward position, carryforward tax attributes generated in prior years may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception.

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

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and 2021 (in thousands):

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$98,073	$98,073	$—	$—
Marketable securities:
U.S. Treasury obligations	212,086	212,086	—	—
Total assets	$310,159	$310,159	$—	$—

	Fair Value Measurements at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$188,493	$188,493	$—	$—
Marketable securities:
U.S. Treasury obligations	40,159	40,159	—	—
Total assets	$228,652	$228,652	$—	$—

Cash, cash equivalents and marketable securities are Level 1 assets and include investments in money market funds and U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 as of December 31, 2022 and 2021. There were no transfers of assets between fair value measurement levels during the years ended December 31, 2022 and 2021.

The carrying amounts reflected in the balance sheets for prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at December 31, 2022 and 2021, due to their short-term nature.

The Company believes the terms of its debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company's debt approximates its fair value based on Level 3 of the fair value hierarchy.

4. Marketable Securities

The following table summarizes the Company’s investments as of December 31, 2022 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$212,970	$—	$(884)	$212,086
Total available-for-sale securities	$212,970	$—	$(884)	$212,086

The following table summarizes the Company’s investments as of December 31, 2021 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$40,194	$—	$(35)	$40,159
Total available-for-sale securities	$40,194	$—	$(35)	$40,159

The aggregate fair value of marketable securities with unrealized losses was $212.1 million and $30.2 million at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, 23 investments and three investments, respectively, were in an unrealized loss position. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may not occur until maturity.

5. Property and Equipment, Net

At December 31, 2022 and 2021, property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2022	2021
Laboratory equipment	$10,298	$9,497
Leasehold improvements	5,160	5,160
Computer equipment & software	1,080	1,080
Furniture & fixtures	1,002	995
Machinery & equipment	75	75
Construction in progress	—	48
	17,615	16,855
Less: Accumulated depreciation and amortization	(10,231)	(7,291)
	$7,384	$9,564

Depreciation and amortization expense was $3.0 million and $2.6 million for the years ended December 31, 2022 and 2021, respectively.

6. Accrued Expenses

At December 31, 2022 and 2021, accrued expenses consist of the following (in thousands):

	As of
	December 31,	December 31,
	2022	2021
Accrued external research and development expense	$15,178	$8,428
Accrued payroll and related expenses	6,800	7,147
Accrued professional and consulting expense	1,510	1,421
Accrued other	833	460
	$24,321	$17,456

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

8. Common Stock

In June 2022, the Company entered into a securities purchase agreement relating to the issuance and sale of an aggregate of 16,326,530 shares of its common stock, pre-funded warrants to purchase 25,510,205 shares of its common stock and associated common warrants to purchase 10,459,181 shares of its common stock. The offering price per share and associated common warrant was $4.90 and the offering price per pre-funded warrant and associated common warrant was $4.8999, which equals the per share public offering price for the common shares less the $0.0001 exercise price for each such pre-funded warrant. The pre-funded warrants are exercisable at any time and only expire when exercised in full. Each common warrant has an exercise price per share of $7.35 (150% of the offering price per share of the common stock), is immediately exercisable and will expire on December 31, 2025. The offering was made pursuant to a registration statement on Form S-3. Gross proceeds from the transaction were $205.0 million and the Company received $195.3 million in net proceeds, after deducting placement agent fees and offering expenses. The pre-funded warrants and warrants meet the condition for equity classification and were therefore recorded as a component of stockholders’ equity within additional paid-in capital.

The Company has had a sales agreement in place during various time periods with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program. Under this program, the Company is able to offer and sell, from time to time at its sole discretion, shares of its common stock through Jefferies as its sales agent. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. The current agreement, established in November 2022, allows for the sale of shares of common stock having an aggregate offering price of up to $100 million. As of December 31, 2022, no sales have been transacted under the current agreement. In October 2021, 500,000 shares of common stock were sold pursuant to an ATM, resulting in net proceeds of approximately $13.1 million.

In October 2020, the Company entered into an underwriting agreement relating to the issuance and sale of an aggregate of 3,717,948 shares of its common stock at $39.00 per share and pre-funded warrants to purchase 2,179,487 shares of its common stock. The price of each pre-funded warrant was $38.9999, which equals the per share public offering price for the common shares less the $0.0001 exercise price for each such pre-funded warrant. Total gross proceeds of the transaction were $230.0 million and net proceeds were $215.9 million, after deducting underwriting discounts and commissions and offering expenses. The pre-funded warrants are exercisable at any time, do not expire, and meet the condition for equity classification and were therefore recorded as a component of stockholders’ equity within additional paid-in capital.

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

Shares Reserved For Future Issuance

As of December 31, 2022, the Company had common shares reserved for issuance as follows:

As of
December 31,
2022
Common shares reserved for exercise of pre-funded warrants	27,689,692
Common shares reserved for issuance upon exercise or conversion of outstanding warrants	10,459,181
Common shares reserved for exercise of outstanding stock options under the 2017 and 2018 Plans	4,992,784
Common shares reserved for unvested restricted stock units under the 2018 Plan	1,667,522
Common shares reserved for exercise of outstanding stock options under the 2022 Inducement Plan	1,250,000
Common shares reserved for future issuance under the 2018 Plan	1,063,499
Common shares reserved for future issuance under the 2022 Inducement Plan	750,000
Common shares reserved for future issuance under the 2018 ESPP	1,489,463
49,362,141

9. Equity-Based Compensation

Equity Plans

As of December 31, 2022, the Company has four active equity plans, the 2018 Stock Option and Incentive Plan (the “2018 Plan”), the 2017 Stock Option and Incentive Plan (the “2017 Plan”), the 2018 Employee Stock Purchase Plan (the “2018 ESPP”) and the 2022 Inducement Equity Plan (the “2022 Inducement Plan”).

2018 Stock Option and Incentive Plan

The 2018 Plan was adopted by the Board of Directors on May 2, 2018, and approved by the Company’s stockholders on May 11, 2018. The 2018 Plan has replaced the 2017 Plan as no additional awards will be granted under that plan following the consummation of the IPO. At December 31, 2022 there were 1,063,499 shares available to grant under the 2018 Plan.

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

2017 Stock Option and Incentive Plan

The 2017 Plan provides for the grant of incentive stock options, non-qualified stock options, restricted stock awards, unrestricted stock awards and restricted stock units. Stock options granted under the 2017 Plan to employees generally vest over four years. The Company no longer issues grants from the 2017 Plan. The shares of common stock underlying any awards that are forfeited, cancelled, repurchased or are otherwise terminated by the Company under the 2017 Plan will be added back to the shares of common stock available for issuance under the 2018 Plan.

2018 Employee Stock Purchase Plan

On May 2, 2018, the Board of Directors adopted the 2018 ESPP, and it was approved by the stockholders on May 11, 2018. At December 31, 2022 there were 1,489,463 shares available to grant under the 2018 ESPP and no shares had been issued. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019 through January 1, 2028, by the lesser of (i) 353,614 shares of common stock, (ii) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the 2018 ESPP administrator. The number of shares reserved under the 2018 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization.

2022 Inducement Equity Plan

The 2022 Inducement Plan was approved by the Board of Directors on June 16, 2022 and provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards and dividend equivalent rights to individuals that were not previously an employee or director of the Company or individuals returning to employment after a bona fide period of non-employment with the Company. Stock options and restricted stock units granted under the 2022 Inducement Plan to employees generally vest over four years. The shares of common stock underlying any awards that are forfeited, cancelled, repurchased or are otherwise terminated by the Company under the 2022 Inducement Plan will be added back to the shares of common stock available for issuance under the 2022 Inducement Plan. The 2022 Inducement Plan was approved for 1,000,000 shares of common stock in June 2022 and an additional 1,000,000 shares of common stock were added in September 2022. At December 31, 2022 there were 750,000 shares available to grant under the 2022 Inducement Plan.

Total Equity-Based Compensation Expense

The Company recorded equity-based compensation expense related to all equity-based awards, which was allocated as follows in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended
	December 31,
	2022	2021
Research and development expense	$12,926	$10,176
General and administrative expense	14,775	12,973
	$27,701	$23,149

Equity-based compensation during the year ended December 31, 2022 includes $2.0 million related to the modification of certain equity awards.

The following table summarizes the Company’s unrecognized equity-based compensation expense as of December 31, 2022:

	As of December 31, 2022
	Unrecognized Expense (in thousands)	Weighted Average Remaining Period of Recognition (years)
Restricted Stock Units	16,533	2.6
Stock Options	35,786	2.6
	$52,319

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the current year:

		Weighted
		Average Grant
	Number of Units	Date Fair Value
Restricted stock units as of December 31, 2021	314,901	$47.38
Granted	1,745,350	$10.97
Vested	(92,100)	$43.79
Forfeited	(300,629)	$21.31
Restricted stock units as of December 31, 2022	1,667,522	$14.17

The total fair value of restricted stock units vested during the year ended December 31, 2022 was $1.3 million.

Stock Options

The following table summarizes the Company’s stock option activity for the current year:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2021	3,743,400	$25.55	8.06	$26,272
Granted	3,429,026	$9.95
Exercised	(44,850)	$11.04
Cancelled	(884,792)	$25.33
Outstanding as of December 31, 2022	6,242,784	$17.12	7.74	$5,835
Options exercisable as of December 31, 2022	2,466,054	$20.23	5.87	$1,520

Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the year ended December 31, 2022 was $7.36.

The following weighted average assumptions were used in determining the fair value of options granted in the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,
	2022	2021
Risk-free interest rate	3.07%	0.86%
Expected dividend yield	0.0%	0.0%
Expected term (years to liquidity)	5.99	6.22
Expected volatility	88.63%	87.62%

10. Income Taxes

The Company has not recorded a current or deferred tax provision for the years ended December 31, 2022 and 2021.

The effective income tax rate differed from the amount computed by applying the federal statutory rate to the Company’s loss before income taxes as follows:

	For Year Ended
	December 31,
	2022	2021
Tax effected at statutory rate	21.0%	21.0%
State taxes	6.8	6.8
Stock compensation	(2.0)	0.9
Non-deductible expenses	(0.6)	(1.6)
Federal research and development credits	7.5	6.5
Other	(0.7)	(1.5)
Change in valuation allowance	(32.0)	(32.1)
	—%	—%

Deferred tax assets (liabilities) consist of the following at December 31, 2022 and 2021 (in thousands):

	As of
	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$93,505	$82,403
Tax credits	36,785	25,800
Capitalized Research & Development	27,446	—
Stock based compensation	7,489	4,751
Operating lease liability	5,329	7,365
Reserve and accruals	2,579	2,844
Deferred revenue	—	9,035
Total gross deferred tax assets	173,133	132,198
Valuation allowance	(167,275)	(124,233)
Total deferred tax assets	5,858	7,965
Total deferred tax liabilities:
Operating lease right-of-use asset	(5,029)	(6,925)
Fixed and intangible assets	(829)	(1,040)
Total deferred tax liabilities	(5,858)	(7,965)
Total net deferred tax assets	$—	$—

Total Net Deferred Tax Assets

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2022 and 2021. The valuation allowance for deferred tax assets increased by $43.0 million and $42.3 million in 2022 and 2021, respectively. This increase mainly relates to the establishment of a valuation allowance against the Company’s net domestic deferred tax assets in connection with net operating losses generated in each year, capitalized research expenses and additional tax credit carryforwards generated. Starting with tax years beginning after December 31, 2021, entities are required to capitalize all research and experimentation “R&D” expenses as defined under Section 174 of the Internal Revenue Code and amortize them over five years for domestic expenses and over fifteen years for foreign expenses. During the year, the Company capitalized $101.2 million of R&D expenses, net of current year amortization deductions. The corresponding deferred tax asset as of December 31, 2022 is $27.4 million. As of December 31, 2022, the Company had approximately $343.0 million and $339.8 million of Federal and State operating loss carryforwards respectively, which begin to expire in 2032, except for $292.5 million of the Company’s federal net operating loss carryforwards that do not expire. These loss carryforwards may be available to reduce future taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. As of December 31, 2022, the Company also had federal and state credit carryovers of $32.6 million and $5.3 million, respectively, which begin to expire in 2034 and 2023, respectively. The amount of loss and credit carryforwards that may be utilized in any future period may be limited based upon changes in the ownership of the Company’s ultimate parent. Additionally, the deductibility of federal net operating losses generated after December 31, 2017 is limited to 80% of the Company’s taxable income in any future taxable year.

The Company follows the provisions of ASC 740-10, “Accounting for Uncertainty in Income Taxes,” which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. As of December 31, 2022 and 2021, the Company has not recorded any amounts for uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its statements of income.

The Company’s net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent as defined under Section 382 and 383 of the U.S. Internal Revenue Code of 1986, respectively, as well as similar state provisions. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. The Company conducted a Section 382 study covering the period of November 26, 2013 through June 30, 2022. The study concluded that ownership changes occurred during that period which limit the amount of the Company’s net operating losses and tax credit carryforwards that can be utilized before expiring. The carryforwards disclosed represent the amount of attributes that can be utilized based on the results of the study.

All of the Company’s tax years will remain open for examination by the federal and state tax authorities to the extent that the Company's tax attributes are utilized in future years to offset income or income taxes.

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

Other information related to the Company’s leases (excluding the Company’s sublease income of $2.7 million and $2.3 million for the years ending December 31, 2022 and 2021, respectively) is as follows (in thousands, except lease term and discount rate):

For Year Ended
December 31,
2022
Lease Cost:
Operating lease cost	$8,675
Variable lease cost	2,080
Total lease cost	$10,755

For Year Ended
December 31,
2022
Other information:
Operating cash flows used for operating leases	$9,183
Weighted average remaining lease term	2.5
Weighted average incremental borrowing rate	7.5%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2022 (in thousands):

Year Ending December 31,
2023	9,057
2024	8,051
2025	4,498
Total lease payments	21,606
Less imputed interest	(1,954)
Total operating lease liability	$19,652
Short-term portion of operating lease liability	7,852
Long-term portion of operating lease liability	11,800

The Company recorded approximately $8.7 million and $8.6 million in rent expense (excluding sublease income) for the years ended December 31, 2022 and 2021, respectively.

Specifica Antibody Library

On December 20, 2019 (the “Effective Date”), the Company entered into a Library Development and Transfer Agreement with Specifica Inc. (“Specifica”), whereby Specifica is responsible for developing and delivering a customized antibody display library (the “Library”) for the Company to use to identify antibodies for further research, development, and commercialization. As of December 31, 2022 the Company has paid $2.9 million of the total $3.7 million in fees expected to be paid through 2023 related to the Library. As the return right has lapsed, all $3.7 million in fees have been recognized as expense to date.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the years ended December 31, 2022 and 2021.

12. Debt

On October 16, 2020 (the “Closing Date”) the Company entered into a Loan and Security Agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) for $50.0 million (the “Loan and Security Agreement”). Tranche 1 of $25.0 million was funded on the Closing Date. The Company had an additional $25.0 million in loan proceeds available under Tranche 2 which was funded in December 2021, in conjunction with Amendment 1. The Loan and Security Agreement was to mature on May 1, 2025 and required interest-only payments through November 2022, with principal payments to commence in December 2022. Pursuant to the Loan and Security Agreement, the Company was required to maintain cash in an SVB account equal to the lesser of 100% of the Company’s consolidated cash or 105% of the dollar amount of the outstanding debt.

On November 10, 2022, the Company entered into Amendment 2 to the Loan and Security Agreement (the “Amendment”) to increase the total agreement to an amount up to $100.0 million, comprised of the original $50.0 million loan which remains outstanding and two additional $25.0 million tranches. The first $25.0 million tranche is available at the Company’s discretion through December 2023 upon achievement of certain development and business performance milestones. The second $25.0 million tranche may be available upon the Company’s request, at Oxford and SVB’s discretion. The Amendment also extended the interest-only payment period for an additional 24 months through November 2024, with principal payments to commence in December 2024, or for an additional 36 months through November 2025 upon achievement of certain development and business performance milestones, with principal payments to commence in December 2025. The maturity of the loan was extended to November 2027.

Effective upon the Amendment, the interest rate on the unpaid principal is the greater of the Wall Street Journal prime rate plus 4.60% or 9.35% per annum. Prepayment is permitted and may include a pre-payment fee ranging from 0% - 3% (of the principal amount being prepaid), depending on when the prepayment is made. The Company is also required to make a final payment equal to 2% of the original principal amount.

In conjunction with the Amendment, the Company was required to pay the accrued portion of the final payment on the previous outstanding balance of $0.9 million.

The following table shows required payments (excluding interest), during the next five years on debt outstanding at December 31, 2022 (in thousands):

Year Ending December 31,	Total future payments
2023	$—
2024	1,389
2025	16,667
2026	16,667
2027	16,277
Total payments	$51,000

The Company incurred costs on behalf of the lender recorded as a debt discount of $0.4 million and incurred debt issuance costs of $0.1 million, both of which are recorded as a deduction from the carrying amount of the debt and are being amortized as interest expense over the term of the loan. The final payment fee will be treated as an additional debt discount and accreted to the debt balance over the term.

For the years ended December 31, 2022 and 2021, the Company recorded total interest expense for the debt of $4.7 million and $2.1 million, respectively.

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

Revenue associated with the research and development and license performance obligations relating to the Gilead Programs was recognized as revenue as the research and development services were provided, using an input method, according to the costs that were incurred on each Gilead Program and the costs that were expected to be incurred to satisfy the performance obligation. The transfer of control occurred over time. In management’s judgment, this input method was the best measure of progress towards satisfying the performance obligation. The amounts allocated to the three material rights provided by the options (“Material Rights”) was to be deferred on the Company’s consolidated balance sheet until either exercise or termination of the respective options.

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

14. Net Loss per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding, excluding restricted common stock. The weighted average number of common shares used in the basic and diluted net loss per share calculation includes the pre-funded warrants issued in connection with the Company’s November 2020 and June 2022 follow-on offerings as the pre-funded warrants are exercisable at any time for nominal cash consideration. As of December 31, 2022, no pre-funded warrants have been exercised and 27,689,692 pre-funded warrants are outstanding. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share data):

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Net loss	$(134,502)	$(131,799)
Weighted average common shares outstanding, basic and diluted	59,611,656	36,711,833
Net loss per share, basic and diluted	$(2.26)	$(3.59)

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2022	2021
Restricted stock units	1,667,522	314,901
Stock options	6,242,784	3,743,400
Warrants	10,459,181	—
	18,369,487	4,058,301

15. Retirement Plan

The Company sponsors a 401(k) retirement plan, in which substantially all employees are eligible to participate upon employment. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. Effective, January 1, 2020, the Company adopted a policy to match 50% of the employee contributions to the 401(k) plan up to a maximum of 6% of the participating employee’s eligible earnings, resulting in a maximum company match of 3% of the participating employee’s eligible earnings subject to statutory limitations. The Company recognized $0.8 million and $0.7 million in expense related to the match during the years ended December 31, 2022 and 2021, respectively.

16. Restructuring

On May 16, 2022, the Company announced a reduction in workforce in connection with the restructuring of its business to prioritize and focus on its clinical stage assets. The restructuring resulted in a reduction of the Company’s workforce by 39 positions, or approximately 25%, and occurred during the second quarter of 2022. As a result, the Company recorded restructuring costs of $1.9 million related to severance benefits for the affected employees, including salary continuation, coverage of medical insurance premiums and outplacement services, of which $1.4 million was recorded to research and development expense and $0.5 million was recorded to general and administrative expenses in the second quarter of 2022. At December 31, 2022, all amounts have been paid. The Company also incurred $0.1 million of non-cash expense, during the second quarter of 2022, related to equity modifications associated with the extension of the post-termination option exercise period for the vested portion of the affected employees’ outstanding stock options, as well as modifications of certain restricted stock units.