Form 10-Q
period 2023-03-31
Scholar Rock Holding Corp
filed 2023-05-09
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2023

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

The number of outstanding shares of the Registrant’s Common Stock as of May 4, 2023 was 54,291,331.

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

SCHOLAR ROCK HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$151,280	$103,275
Marketable securities	124,004	212,086
Prepaid expenses and other current assets	11,874	12,663
Total current assets	287,158	328,024
Property and equipment, net	6,681	7,384
Operating lease right-of-use asset	16,731	18,543
Restricted cash	2,498	2,498
Other long-term assets	1,653	1,719
Total assets	$314,721	$358,168
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,720	$3,994
Accrued expenses	14,730	24,321
Operating lease liability	7,637	7,852
Other current liabilities	121	222
Total current liabilities	26,208	36,389
Long-term portion of operating lease liability	10,031	11,800
Long-term debt	49,829	49,744
Total liabilities	86,068	97,933
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 51,989,359 and 51,672,579 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	52	52
Additional paid-in capital	778,941	771,699
Accumulated other comprehensive loss	(329)	(884)
Accumulated deficit	(550,011)	(510,632)
Total stockholders’ equity	228,653	260,235
Total liabilities and stockholders’ equity	$314,721	$358,168

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$—	$33,193
Operating expenses:
Research and development	29,735	29,366
General and administrative	10,774	10,760
Total operating expenses	40,509	40,126
Loss from operations	(40,509)	(6,933)
Other income (expense), net	1,130	(1,017)
Net loss	$(39,379)	$(7,950)
Net loss per share, basic and diluted	$(0.49)	$(0.21)
Weighted average common shares outstanding, basic and diluted	79,610,059	37,456,574

Comprehensive loss:
Net loss	$(39,379)	$(7,950)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	555	(117)
Total other comprehensive gain (loss)	555	(117)
Comprehensive loss	$(38,824)	$(8,067)

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	51,672,579	$52	$771,699	$(884)	$(510,632)	$260,235
Unrealized gain on marketable securities	—	—	—	555	—	555
Sale of common shares, net of issuance costs	68,696	—	827	—	—	827
Exercise of stock options	28,706	—	243	—	—	243
Issuance of common shares upon RSU vesting	219,378	—	—	—	—	—
Equity-based compensation expense	—	—	6,170	—	—	6,170
Other	—	—	2	—	—	2
Net loss	—	—	—	—	(39,379)	(39,379)
Balance at March 31, 2023	51,989,359	$52	$778,941	$(329)	$(550,011)	$228,653

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	35,209,099	$35	$548,204	$(35)	$(376,130)	$172,074
Unrealized loss on marketable securities	—	—	—	(117)	—	(117)
Exercise of stock options	42,129	—	481	—	—	481
Issuance of common shares upon RSU vesting	49,595	—	—	—	—	—
Equity-based compensation expense	—	—	6,828	—	—	6,828
Net loss	—	—	—	—	(7,950)	(7,950)
Balance at March 31, 2022	35,300,823	$35	$555,513	$(152)	$(384,080)	$171,316

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(39,379)	$(7,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	733	749
Amortization of debt discount and debt issuance costs	85	198
Equity-based compensation	6,170	6,828
Amortization/accretion of investment securities	(1,363)	139
Non-cash operating lease expense	1,812	1,675
Change in operating assets and liabilities:
Prepaid expenses and other current assets	773	(6,050)
Other assets	66	(46)
Accounts payable	(274)	(1,580)
Accrued expenses	(9,591)	(1,579)
Operating lease liabilities	(1,984)	(1,770)
Deferred revenue	—	(33,193)
Other liabilities	(102)	14
Net cash used in operating activities	(43,054)	(42,565)
Cash flows from investing activities:
Purchases of property and equipment	(30)	(443)
Proceeds from sale of property and equipment	13	—
Purchases of marketable securities	—	(80,133)
Maturities of marketable securities	90,000	10,000
Net cash provided by (used in) investing activities	89,983	(70,576)
Cash flows from financing activities:
Proceeds from sale of common shares, net of issuance costs	827	—
Proceeds from stock option exercises	247	481
Other	2	—
Net cash provided by financing activities	1,076	481
Net increase (decrease) in cash, cash equivalents and restricted cash	48,005	(112,660)
Cash, cash equivalents and restricted cash, beginning of period	105,773	215,333
Cash, cash equivalents and restricted cash, end of period	$153,778	$102,673
Supplemental disclosure of non-cash items:
Property and equipment purchases in accounts payable and accrued expenses	$—	$413
Supplemental cash flow information:
Cash paid for interest	$1,491	$812

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

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company’s product candidates. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash, cash equivalents, and marketable securities at March 31, 2023 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date these financial statements are issued.

2. Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of the unaudited consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Cash, Cash Equivalents and Restricted Cash

The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statement of cash flows (in thousands):

	As of March 31,
	2023	2022
Cash and cash equivalents	$151,280	$100,175
Restricted cash	2,498	2,498
	$153,778	$102,673

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires that a financial asset or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. Under previous GAAP, a company only considered past events and current conditions in measuring an incurred loss. Under ASU 2016-13, the information that a company must consider is broadened in developing an expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. The guidance is applied using a modified retrospective, or prospective approach, depending on a specific amendment. In November 2019, the FASB deferred the effective date for smaller reporting companies to fiscal years beginning after December 15, 2022. Therefore, the new standard was effective for the Company on January 1, 2023. The Company established processes and internal controls to comply with the new credit loss standard and related disclosure requirements. The Company’s investment policy has primary objectives of preservation of capital and maintenance of liquidity. As a result, the Company typically invests in money market funds and U.S. government securities. The Company believes that such funds are subject to minimal credit risk. The Company has not experienced any credit losses and does not believe it is exposed to any significant credit risk on these investments. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

Recently Issued Accounting Pronouncements

The Company has reviewed all recently issued accounting pronouncements and has determined that such standards do not currently apply to its operations.

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$143,573	$143,573	$—	$—
Marketable securities:
U.S. Treasury obligations	124,004	124,004	—	—
Total assets	$267,577	$267,577	$—	$—

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$98,073	$98,073	$—	$—
Marketable securities:
U.S. Treasury obligations	212,086	212,086	—	—
Total assets	$310,159	$310,159	$—	$—

Cash, cash equivalents and marketable securities are Level 1 assets and include investments in money market funds and U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 as of March 31, 2023 and December 31, 2022. There were no transfers of assets between fair value measurement levels during the three months ended March 31, 2023 or 2022.

The carrying amounts reflected in the balance sheets for prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at March 31, 2023 and December 31, 2022, due to their short-term nature.

The Company believes the terms of its debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company's debt approximates its fair value based on Level 3 of the fair value hierarchy.

4. Marketable Securities

The following table summarizes the Company’s investments as of March 31, 2023 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$124,333	$2	$(331)	$124,004
Total available-for-sale securities	$124,333	$2	$(331)	$124,004

The following table summarizes the Company’s investments as of December 31, 2022 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$212,970	$—	$(884)	$212,086
Total available-for-sale securities	$212,970	$—	$(884)	$212,086

The aggregate fair value of marketable securities with unrealized losses was $114.0 million and $212.1 million at March 31, 2023 and December 31, 2022, respectively. At March 31, 2023 and December 31, 2022, 13 investments and 23 investments, respectively, were in an unrealized loss position. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may not occur until maturity. The Company believes that U.S. Treasury obligations are subject to minimal credit risk. As a result, the Company did not record any charges for credit-related impairments for its available-for-sale securities for the three months ended March 31, 2023.

5. Accrued Expenses

As of March 31, 2023 and December 31, 2022, accrued expenses consist of the following (in thousands):

	As of
	March 31,	December 31,
	2023	2022
Accrued external research and development expense	$7,986	$15,178
Accrued payroll and related expenses	4,047	6,800
Accrued professional and consulting expense	1,928	1,510
Accrued other	769	833
	$14,730	$24,321

6. Common Stock

The Company has had a sales agreement in place during various time periods with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program. Under this program, the Company is able to offer and sell, from time to time at its sole discretion, shares of its common stock through Jefferies as its sales agent. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. The current agreement, established in November 2022, allows for the sale of shares of common stock having an aggregate offering price of up to $100 million. As of March 31, 2023, the Company has sold 68,696 shares of common stock under the current ATM agreement, generating $0.8 million in net proceeds.

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

7. Equity-Based Compensation

The Company recorded equity-based compensation expense related to all equity-based awards, which was allocated as follows in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Research and development expense	$2,645	$3,407
General and administrative expense	3,525	3,421
	$6,170	$6,828

The following table summarizes the Company’s unrecognized equity-based compensation expense as of March 31, 2023:

	As of March 31, 2023
	Unrecognized Expense (in thousands)	Weighted Average Remaining Period of Recognition (years)
Restricted Stock Units	23,537	3.0
Stock Options	41,734	2.8
	$65,271

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the current year:

		Weighted
		Average Grant
	Number of Units	Date Fair Value
Restricted stock units as of December 31, 2022	1,667,522	$14.17
Granted	942,241	$9.98
Vested	(219,378)	$24.08
Forfeited	(65,039)	$9.50
Restricted stock units as of March 31, 2023	2,325,346	$11.67

The total fair value of restricted stock units vested during the three months ended March 31, 2023 was $2.6 million.

Stock Options

The following table summarizes the Company’s stock option activity for the current year:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	6,242,784	$17.12	7.74	$5,835
Granted	1,453,616	$9.99
Exercised	(28,706)	$8.47
Cancelled	(128,489)	$19.02
Outstanding as of March 31, 2023	7,539,205	$15.74	7.64	$3,917
Options exercisable as of March 31, 2023	2,667,243	$20.08	5.47	$1,262

Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the three months ended March 31, 2023 was $7.69.

The following weighted average assumptions were used in determining the fair value of options granted in the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Risk-free interest rate	3.86%	1.89%
Expected dividend yield	0.0%	0.0%
Expected term (years to liquidity)	6.25	6.00
Expected volatility	90.17%	86.73%

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

Other information related to the Company’s leases (excluding the Company’s sublease income of $0.7 million for the three months ended March 31, 2023) is as follows (in thousands, except lease term and discount rate):

For Three Months Ended
March 31,
2023
Lease Cost:
Operating lease cost	$2,169
Variable lease cost	489
Total lease cost	$2,658

For Three Months Ended
March 31,
2023
Other information:
Operating cash flows used for operating leases	$2,341
Weighted average remaining lease term	2.3
Weighted average incremental borrowing rate	7.5%

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2023 and 2022.

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

In conjunction with the Amendment, the Company was required to pay $0.9 million for the accrued portion of the final payment on the previous outstanding balance.

On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Afterward, the FDIC transferred all deposits of the former Silicon Valley Bank to Silicon Valley Bridge Bank, N.A., as operated by the FDIC. On March 27, 2023, Silicon Valley Bridge Bank was closed by the Office of the Comptroller of the Currency, and the FDIC was appointed as receiver. First Citizens Bank then entered into an agreement with the FDIC to purchase out of FDIC receivership substantially all loans and certain other assets and assume all customer deposits and certain other liabilities of Silicon Valley Bridge Bank. On March 27, 2023, Silicon Valley Bridge Bank and its U.S. branches began operating as Silicon Valley Bank, a division of First Citizens Bank.

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

11. Net Loss per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding, excluding restricted common stock. The weighted average number of common shares used in the basic and diluted net loss per share calculation includes the pre-funded warrants issued in connection with the Company’s November 2020 and June 2022 follow-on offerings as the pre-funded warrants are exercisable at any time for nominal cash consideration. As of March 31, 2023, no pre-funded warrants have been exercised and 27,689,692 pre-funded warrants are outstanding. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Restricted stock units	2,325,346	1,045,487
Stock options	7,539,205	4,567,106
Warrants	10,459,181	—
	20,323,732	5,612,593

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-targeted therapy for the treatment of SMA. We are conducting SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with nonambulatory Type 2 and Type 3 SMA (which is estimated to represent the majority of the current prevalent SMA patient population in the U.S. and Europe). We expect to complete enrollment of SAPPHIRE in 2023, with the top-line data readout expected in 2024. If successful and if apitegromab is approved, we expect to initiate a commercial product launch in 2025. Apitegromab was evaluated in the Company’s Phase 2 TOPAZ proof-of-concept clinical trial for the treatment of patients with Type 2 and Type 3 SMA. Positive 12-month top-line results were announced in April 2021 and presented at the Cure SMA Virtual Conference in June 2021. In June 2022, at the Cure SMA Research & Clinical Care Meeting, we presented 24-month efficacy and safety extension data of apitegromab from TOPAZ. These data showed sustained continued improvement with apitegromab for nonambulatory patients with Types 2 and 3 SMA receiving an SMN therapy. We expect to report 36-month extension data from TOPAZ in mid-2023. The U.S. Food and Drug Administration (“FDA”) granted Fast Track designation, Rare Pediatric Disease designation and Orphan Drug Designation to apitegromab for the treatment of SMA in May 2021, August 2020 and March 2018, respectively. The European Medicines Agency (“EMA”) granted PRIME designation in March 2021 and the European Commission (“EC”) granted Orphan Medicinal Product designation in December 2018 to apitegromab for the treatment of SMA.

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

Since inception, we have incurred significant operating losses. Our net losses were $39.4 million for the three months ended March 31, 2023. As of March 31, 2023, we had an accumulated deficit of $550.0 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future in performing our ongoing activities, as we:

●	continue development activities for apitegromab, including the conduct of our Phase 3 SAPPHIRE pivotal clinical trial in SMA, our open-label extension study and the extension phase of our Phase 2 TOPAZ clinical trial and the associated drug supply;
●	continue research and development activities for SRK-181, including the conduct of our Phase 1 DRAGON proof of concept clinical trial;

●	continue to discover, validate and develop additional product candidates through the use of our proprietary platform;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional research, development and business personnel; and
●	continue to build the infrastructure to support our operations as a public company.

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

COVID-19 Pandemic

The ultimate extent of the impact of the COVID-19 pandemic or any other epidemic, pandemic, outbreak, or public health crisis on our business, financial condition and results of operations will depend on future developments, including new information that may emerge concerning the severity of such epidemic, pandemic, outbreak, or public health crisis. The COVID-19 pandemic has negatively impacted our business since March 2020 when the World Health Organization declared the outbreak of COVID-19 as a pandemic, and at various times we have experienced disruptions or restrictions on our preclinical studies, our ability to access and monitor certain clinical trial sites, restrictions on clinical trial participants’ ability to access our clinical trial sites and delays in enrollment. Some clinical trial participants have missed or experienced delays in receiving doses of study drug and completing their clinical trial assessments. While our laboratory operations have resumed to normal capacity, we may continue to experience challenges in procuring materials and supplies, as well as research services from our vendors in a consistently timely manner due to COVID-19 related supply chain issues. We continue to monitor developments as we adjust to the disruptions and uncertainties relating to the COVID-19 pandemic.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2023	2022	$	%
Revenue	$—	$33,193	$(33,193)	(100.0)%
Operating expenses:
Research and development	29,735	29,366	369	1.3%
General and administrative	10,774	10,760	14	0.1%
Total operating expenses	40,509	40,126	383	1.0%
Loss from operations	(40,509)	(6,933)	(33,576)	484.3%
Other income (expense), net	1,130	(1,017)	2,147	(211.1)%
Net loss	$(39,379)	$(7,950)	$(31,429)	395.3%

Revenue

Revenue was $0 and $33.2 million for the three months ended March 31, 2023 and March 31, 2022, respectively, a decrease of $33.2 million or 100.0%. The revenue for the three months ended March 31, 2022 was related to the Gilead Collaboration Agreement executed in December 2018 and was attributable to the material rights provided by the options and recognized in January 2022 upon Gilead’s termination of its option exercise period for all programs. All revenue related to the Gilead Collaboration Agreement had been fully recognized by January 31, 2022.

Operating Expenses

Research and Development

Research and development expense was $29.7 million and $29.4 million for the three months ended March 31, 2023 and 2022, respectively, an increase of $0.3 million or 1.3%. The following table summarizes our research and development expense for the three months ended March 31, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2023	2022	$	%
External costs by program
Apitegromab	$9,873	$9,466	$407	4.3%
SRK-181	4,985	2,240	2,745	122.5%
Other early development candidates and unallocated costs	797	1,941	(1,144)	(58.9)%
Total external costs	15,655	13,647	2,008	14.7%
Internal costs:
Employee compensation and benefits	10,125	11,336	(1,211)	(10.7)%
Facility and other	3,955	4,383	(428)	(9.8)%
Total internal costs	14,080	15,719	(1,639)	(10.4)%
Total research and development expense	$29,735	$29,366	$369	1.3%

The increase in research and development expense was primarily attributable to the following:

●	An increase in our external research and development costs of $2.0 million, which primarily consisted of:
o	$0.4 million increase in costs associated with apitegromab primarily due to clinical trial costs, particularly the conduct of our Phase 3 SAPPHIRE clinical trial, partially offset by a decrease in clinical drug supply manufacturing;
o	$2.7 million increase in costs associated with SRK-181, due primarily to a purchase of pembrolizumab to be used in conjunction with SRK-181 in the Phase 1 DRAGON clinical trial; and
o	$1.1 million decrease in other early development candidates and unallocated costs.

●	$1.6 million decrease in internal research and development costs, which was primarily driven by a decrease in employee compensation and benefits costs, resulting from the decreased number of employees after the May 2022 restructuring. These costs include salaries, bonus, payroll taxes, benefits, temporary support, and non-cash equity-based compensation expense.

Total research and development expenses are expected to continue to be substantial, driven by employee compensation costs and development costs associated with our clinical stage programs as we continue to advance our product candidates, including apitegromab through our Phase 3 SAPPHIRE clinical trial, our open-label extension study for apitegromab, and the extension phase of our Phase 2 TOPAZ clinical trial in SMA, and SRK-181, through our Phase 1 DRAGON clinical trial.

General and Administrative

General and administrative expense was $10.8 million for each of the three months ended March 31, 2023 and 2022, respectively. We expect general and administrative expense to increase as we continue to invest in commercial readiness activities.

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to an increase in interest income earned due to higher average interest rates and higher balances in our cash, cash equivalents and marketable securities, partially offset by an increase in interest expense related to the Loan and Security Agreement, also due to higher interest rates.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any product revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of our convertible preferred stock and units in private placements before our IPO, and sale of our common stock through our IPO, to Gilead in an exempt private placement, through multiple secondary public offerings and through at-the-market (“ATM”) sales, as well as payments from our research collaborations and the Loan and Security Agreement entered into in October 2020 and amended in November 2022 (see Note 9).

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Subsequently, the U.S. Treasury, Federal Reserve and FDIC announced that SVB depositors would have access to all of their money. We have a banking relationship with SVB and hold cash of approximately $1.3 million as of March 31, 2023 in SVB depository accounts to cover short-term operational payments. We also have $2.5 million in SVB depository accounts that are used as collateral to support our letters of credit for our leases. While we have not experienced any losses in such accounts, the recent failure of SVB caused us to utilize our accounts at other financial institutions in order to mitigate potential operational risks stemming from the temporary inability to access funds in our SVB operating accounts. As a result of bank failures, such as SVB, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired and could negatively impact the financial institutions with which we have direct arrangements, or the financial services industry or economy in general.

The following table provides information regarding our total cash, cash equivalents and marketable securities at March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$151,280	$103,275
Marketable securities	124,004	212,086
Total cash, cash equivalents and marketable securities	$275,284	$315,361

During the three months ended March 31, 2023, our cash, cash equivalents and marketable securities balance decreased by $40.1 million. The decrease was primarily due to cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our product candidates and supported our internal research and development efforts, capital purchases, and interest payments on our debt.

During the quarter ended March 31, 2023, we sold 68,696 shares of our common stock through sales under our ATM program with Jefferies, LLC, and received $0.8 million in net proceeds, after deducting commissions and fees.

In June 2022, we entered into a securities purchase agreement relating to the issuance and sale of an aggregate of 16,326,530 shares of our common stock, pre-funded warrants to purchase 25,510,205 shares of our common stock and associated common warrants to purchase 10,459,181 shares of our common stock. The offering price per share and associated common warrant was $4.90 and the offering price per pre-funded warrant and associated common warrant was $4.8999, which equaled the per share public offering price for the common shares less the $0.0001 exercise price for each such pre-funded warrant and associated common warrant. Each common warrant has an exercise price per share of $7.35 (150% of the offering price per share of the common stock). Gross proceeds from the transaction were $205.0 million. Upon the offering closing, we received $195.3 million in net proceeds, after deducting placement agent fees and expenses and offering expenses.

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

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(43,054)	$(42,565)
Net cash provided by (used in) investing activities	89,983	(70,576)
Net cash provided by financing activities	1,076	481
Net increase (decrease) in cash, cash equivalents and restricted cash	$48,005	$(112,660)

Net Cash Used in Operating Activities

Net cash used in operating activities was $43.1 million for the three months ended March 31, 2023, and consisted of our net loss of $39.4 million, changes in our assets and liabilities of $11.1 million, partially offset by non-cash adjustments of $7.4 million. The changes in our assets and liabilities includes a $9.6 million change in accrued expenses, mostly related to external research and development and payroll related expenses. The non-cash adjustments are primarily from equity-based compensation.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $90.0 million for the three months ended March 31, 2023 compared to net cash used in investing activities of $70.6 million for the three months ended March 31, 2022. Net cash provided by and used in investing activities for both periods was primarily associated with transactions involving our marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.1 million for the three months ended March 31, 2023 compared to $0.5 million for the three months ended March 31, 2022. Net cash provided by financing activities for the three months ended March 31, 2023 was primarily attributable to proceeds from the sale of common stock through our ATM. Net cash provided by financing activities for the three months ended March 31, 2022 was primarily attributable to proceeds from stock option exercises.

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

We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2025. However, we will require additional capital in order to complete clinical development and commercialization for each of our current programs. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

●	the costs and timing of developing our product candidates, apitegromab and SRK-181, including our Phase 3 SAPPHIRE clinical trial for apitegromab in SMA, the extension phase of our Phase 2 TOPAZ clinical trial for apitegromab in SMA, the open-label extension study for apitegromab and the Phase 1 DRAGON clinical trial for SRK-181, and the costs and timing of conducting future preclinical studies and clinical trials;
●	the costs of future manufacturing of apitegromab, SRK-181 and any other product candidates; including impacts from the COVID-19 pandemic and its impact at our contract manufacturers;
●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
●	the costs of identifying and developing, or in-licensing or acquiring, additional product candidates and technologies;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements, license agreements, or other agreements we might have at such time;
●	the costs of seeking marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and research and development activities;
●	the costs of supporting our infrastructure and facilities, including equipment and physical infrastructure to support our research and development;
●	the costs of operating as a public company; and

●	the impact of adverse global economic conditions on our business, which may exacerbate the magnitude of the factors discussed above.

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

There have been no material changes to our critical accounting estimates from those described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial and accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

Risks Related to Product Development, Regulatory Approval and Commercialization

●	Product development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of apitegromab, SRK-181, or any future product candidates.
●	Our business may be materially and adversely affected by pandemics such as the ongoing COVID-19 pandemic. The resulting worker shortage, has had, and will likely continue to have, an impact on our business and operations, including clinical trial data and activities.
●	The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later-stage clinical trials.
●	Interim, initial and preliminary results from our clinical trials that we announce or publish from time to time may change (e.g. from positive efficacy results to poor or negative efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.
●	The data from our clinical trials, including from any future clinical trials conducted by us or any of our collaborators, may reveal significant adverse events not seen in our preclinical studies or earlier clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
●	We rely on third parties to conduct our clinical trials and to conduct certain aspects of our preclinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may be delayed or unable to receive regulatory approval of or commercialize any potential product candidates, and our business could be materially harmed.
●	We have never commercialized a product and will need to build and scale our business for potential commercialization of apitegromab, including building our compliance, medical affairs and commercial

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

Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Further, the FDA, EMA or other regulatory authorities may disagree with our clinical trial design and our interpretation of data from clinical trials, or may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. For example, we anticipate some of our future trials to, in part, utilize an open-label trial design, and our ongoing Phase 1 DRAGON clinical trial for SRK-181 in cancer immunotherapy and our ongoing extension phase of the Phase 2 TOPAZ clinical trial for apitegromab in Type 2 and Type 3 SMA utilize an open-label trial design. An open-label trial is one where both the patient and investigator know whether the patient is receiving the test article or either an existing approved drug or placebo. Open-label trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label studies are aware that they are receiving treatment. Open-label trials may be subject to a patient bias, for example, if patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Open-label trials also may be subject to an investigator bias where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The potential sources of bias in clinical trials as a result of open-label design may not be adequately mitigated and may cause any of our trials that utilize such design to fail and additional trials may be necessary to support future marketing applications. In addition, other types of trials (including randomized, double-blind, parallel arm studies), particularly if smaller in size or if limited to one study, are also subject to potential sources of bias and limitations that may exaggerate any therapeutic effect or falsely identify a positive efficacy signal, or conversely, fail to detect an efficacy signal when in fact there may actually be a positive therapeutic effect. Further, the FDA, EMA or other regulatory authorities may change the requirements for approval even after they have reviewed and commented on the design for our clinical trials. The unpredictability caused by turnover at the FDA, EMA or other regulatory authorities could increase the risk of such change in the requirements for approval, which could impact our ability to receive approval, or could otherwise delay our clinical development programs and harm our business, financial condition and results of operations.

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

Our business may be materially and adversely affected by public health pandemics, epidemics or an outbreak of an infectious disease such as the ongoing COVID-19 pandemic. The resulting worker shortage has had, and will likely continue to have, an adverse impact on our business and operations.

The consequences of the COVID-19 pandemic continue to have an impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services have changed significantly. In response to the COVID-19 pandemic, many of our employees continue to work remotely outside of our offices. Additionally, while our laboratory operations resumed to normal capacity, we may continue to experience challenges in procuring materials and supplies in a consistently timely manner due to global supply chain issues with third parties. Our clinical trials may also experience interruption in supply of materials necessary for our clinical trials, including delays in global shipping affecting the transport of clinical trial materials used in our trials.

The COVID-19 pandemic and policies and regulations implemented by governments in response to the COVID-19 pandemic, most of which have been lifted, have had a significant impact, both direct and indirect, on businesses and commerce. Our clinical trials were affected by the COVID-19 pandemic and many sites instituted policies regarding operations at various times during the COVID-19 pandemic. Even as many clinical trial sites have removed restrictions implemented during the COVID-19 pandemic, they have continued to experience site study staff and worker shortages and turnover, which have resulted in delays and longer than anticipated contracting, review and site initiation processes for our clinical trials. Some factors from the COVID-19 pandemic that could continue to adversely affect the conduct, progress, continuation and completion of our clinical trials include:

●	facility access restrictions that interrupt key trial activities, such as clinical trial site initiations, our ability and the ability of our CROs to access and monitor clinical trial sites, and new clinical trial site policies resulting from the COVID-19 pandemic that determine essential and non-essential functions and staff, which may impact the ability of site staff to conduct assessments, or result in delays to the conduct of the assessments, as part of our clinical trial protocols, or the ability to enter assessment results into clinical trial databases in a timely manner, or that limit the ability of a patient to participate in a clinical trial or delay access to product candidate dosing or assessments; and
●	patients may have to limit participation in our clinical trials, including missing, skipping or delaying certain scheduled doses of the investigational product, receipt of the approved SMN therapy for SMA or anti-PD-(L)1 therapy for cancer, receipt of other background care, or assessments as part of a clinical trial, and any missed, skipped or delayed doses or assessments could adversely affect our clinical trial data readouts, including efficacy and safety results.

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

Although we are preparing our commercialization capabilities in anticipation of a potential approval and commercial launch of apitegromab, we have no prior sales or distribution experience and limited capabilities for marketing and market access. We expect to invest significant financial and management resources over time to establish compliance, medical affairs and commercial organizations for the marketing, sales and distribution of apitegromab, if approved, and other capabilities and infrastructure to support commercial operations. If we are unable to establish these commercial capabilities and infrastructure in a timely manner or to enter into agreements with third parties to market, sell, and/or distribute apitegromab if approved, we may be unable to complete a successful commercial launch. To the extent we enter into agreements with third parties, the revenue we receive may depend upon the efforts of such third parties, over which we may have limited or no control, and our revenue from product sales may be lower than if we had commercialized the products ourselves. We also face competition in our search for third parties to assist us with the distribution, sales and marketing of our products.

Furthermore, we intend to commercialize apitegromab globally, if approved. In order to do so, we must build, on a territory-by-territory basis, marketing, sales, distribution, managerial and other capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so.

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

Our performance substantially depends on the performance of our management team. We had a new Chief Commercial Officer join in February 2023. Any transition or loss of the services of any of our executives or highly skilled technical and managerial personnel could have a disruptive impact on our ability to implement our strategy and impede the achievement of our research, development and commercialization objectives. In addition, these transitions or departures could, cause us to incur increased operating expenses, divert senior management resources in searching for replacements, or otherwise have a material adverse effect on our business, internal controls, financial condition and results of operations. Management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and operational execution during this phase. If we have additional changes to our executives or highly skilled technical and managerial personnel, we may be unable to successfully manage and grow our business, and our results of operations, execution of corporate goals, internal controls and financial condition could suffer as a result. The unplanned loss of the services of our executives or other personnel also could harm our reputation.

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

In addition, periodic maintenance fees on any issued patent are due to be paid to the U.S. Patent Office (“USPTO”) and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Moreover, complications due to the COVID-19 or other pandemics may result in inadvertent lapse due to, for example, unexpected closures of the USPTO or foreign patent offices, delays in delivery of notifications relating to deadlines, or failure to timely and/or properly obtain signatures on necessary documents. Additionally, due to the ongoing conflict in Ukraine, there remain uncertainties as to any potential impact on patent protection and/or enforcement in the region, including, for example, payments to the Russian Patent Office and other entities. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

Our current owned patents and co-owned patents covering our proprietary technologies and our product candidates are expected to expire beginning in 2034 (owned) and November 2033 (co-owned) respectively, without taking into account any possible patent term adjustments or extensions. Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the U.S. or foreign jurisdictions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a material adverse effect on our business, results of operations, financial condition and prospects. We own and co-own pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from November 2033 through 2044, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.

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

Additionally, upon completion of the ratification process, the Unified Patent/Unified Patent Court system in Europe becomes fully operational.

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

We are a biopharmaceutical company formed in 2012 and our operations to date have been focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. We have not yet demonstrated the ability to progress any of our product candidates through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three months ended March 31, 2023 and 2022, we reported a net loss of $39.4 million and $8.0 million, respectively. As of March 31, 2023, we had an accumulated deficit of $550.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, apitegromab and SRK-181, and any future product candidates.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, including clinical trials for apitegromab and SRK-181 and preclinical studies and clinical trials for any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of March 31, 2023, we had approximately $275.3 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2023, will be sufficient to fund our operating expenses and capital expenditure requirements into 2025. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Additionally, any program setbacks or delays due to changes in federal or state laws or clinical site or clinical vendor policies as a result of the impacts of current macroeconomic and geopolitical events, including changing conditions from the COVID-19 pandemic, the 2022 Russian invasion of Ukraine, increasing rates of inflation and rising interest rates could impact our programs and increase our expenditures. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. Counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. For example, landlords that we have provided SVB letters of credit to pursuant to our real estate leases have requested new letters of credit from other financial institutions. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the Company, the financial institutions with which the Company has credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which the Company has financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

●	delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
●	delayed or lost access to, or reductions in borrowings available under our existing debt facility; or
●	potential or actual breach of contractual obligations that require the Company to maintain certain financial accounts at specific financial institutions.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any supplier bankruptcy or insolvency, or any breach or default by a supplier, or the loss of any significant supplier relationships, could result in material losses to us and may have a material adverse impact on our business.

Risks Related to Our Common Stock

The price of our stock is volatile, and you could lose all or part of your investment.

Similar to the trading prices of the common stock of other biopharmaceutical companies, the trading price of our common stock is subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report on Form 10-Q, these factors include:

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

As of March 31, 2023, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 21.9% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

As of March 31, 2023, approximately 10,459,181 shares of our common stock were reserved for issuance upon exercise or conversion of outstanding warrants. Additionally, 9,864,551 shares of our common stock were reserved for issuance upon exercise of outstanding stock options and vested restricted stock units. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price. As of March 31, 2023, we also have 27,689,692 shares of our common stock reserved for issuance upon exercise of pre-funded warrants, which are already included in our calculation of our weighted average common shares outstanding.

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

From January 1, 2023 through the date of the consolidated financial statements, March 31, 2023, we have sold 68,696 shares of common stock through the Jeffries sales agreement.

Item 2. Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.2	May 8, 2018
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.1.1	May 14, 2018
3.3	Amended and Restated By-laws of the Registrant	S-1/A	333-224493	3.4	May 8, 2018
4.1	Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated December 22, 2017	S-1	333-224493	4.1	April 27, 2018
4.2	Specimen Stock Certificate evidencing shares of common stock	S-1/A	333-224493	4.2	May 14, 2018
4.3	Amended and Restated Warrant to Purchase Stock, by and between Silicon Valley Bank and the Registrant, dated December 22, 2017	S-1	333-224493	4.3	April 27, 2018
4.4	Form of Pre-Funded Warrant	8-K	001-38501	4.1	June 21, 2022
4.5	Form of Common Stock Warrant	8-K	001-38501	4.2	June 21, 2022
10.1	Amendment No.2 to Scholar Rock Holding Corporation 2022 Inducement Equity Plan, dated February 3, 2023	10-K	001-38501	10.7	March 7, 2023
10.2+	Amended and Restated Employment Agreement, by and between Scholar Rock, Inc. and Junlin Ho dated March 1, 2023	10-K	001-38501	10.31	March 7, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*       Filed herewith

**     Furnished herewith

+       Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLAR ROCK HOLDING CORPORATION

Date: May 9, 2023	By:	/s/ Jay T. Backstrom
Jay T. Backstrom President and Chief Executive Officer (Principal Executive Officer)
Date: May 9, 2023	By:	/s/ Edward H. Myles
Edward H. Myles Chief Operating Officer & Chief Financial Officer (Principal Financial and Accounting Officer)