Form 10-Q
period 2023-06-30
Scholar Rock Holding Corp
filed 2023-08-09
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

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

The number of outstanding shares of the Registrant’s Common Stock as of August 3, 2023 was 56,232,371.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”), including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the success, cost and timing of clinical trials for apitegromab and SRK-181, including the progress and completion of clinical trials, and the results, and the timing of results, from these trials;
●	our success in identifying and executing a development program for additional indications for apitegromab and SRK-181 and in identifying product candidates from our preclinical programs;
●	the clinical utility of our product candidates and their potential advantages over other therapeutic options;
●	our ability to obtain, generally or on terms acceptable to us, funding for our operations, including funding necessary to complete further development and, upon successful development, if approved, commercialization of apitegromab, SRK-181 or any of our future product candidates;
●	risks associated with impact of global economic and political developments on our business, including rising inflation and capital market disruptions, the current conflict in Ukraine, economic sanctions and economic slowdowns or recessions or public health pandemics, which may adversely impact our workforce, global supply chain, business, preclinical studies, clinical trials, our research and development efforts, the value of our common stock and our ability to access capital markets, and financial results;
●	the potential for our identified research priorities to advance our proprietary platform by identifying future product candidates;
●	the timing, scope, or likelihood of our ability to obtain and maintain regulatory approval from the U.S. Food and Drug Administration (“FDA”), the European Commission (“EC”) and other regulatory authorities for apitegromab, SRK-181 and any future product candidates, and any related restrictions, limitations or warnings in the label of any approved product candidate;
●	our ability to continue to grow our organization, including our personnel, systems and relationships with third parties;
●	our ability to retain our executives and highly skilled technical and managerial personnel, which could be affected due to any transition in management, or if we fail to recruit additional highly skilled personnel;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection and our ability to operate our business without infringing on the intellectual property rights of others;
●	our ability and the potential to successfully manufacture our product candidates for clinical trials and for commercial use, if approved;
●	our ability to successfully build a commercial infrastructure to market apitegromab, if approved;

●	our ability to establish or maintain collaborations or strategic relationships;
●	our expectations relating to the potential of our proprietary platform technology;
●	our ability to obtain additional funding when necessary;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in combination with others;
●	our expectations related to the use of our cash reserves;
●	the impact of new laws and regulations or amendments to existing laws and regulations in the United States and foreign countries;
●	developments and projections relating to our competitors and our industry;
●	our estimates and expectations regarding cash and expense levels, future revenues, capital requirements and needs for additional financing, including our expected use of proceeds from our public offerings, and liquidity sources;
●	our expectations regarding the period during which we qualify as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act or as a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934; and
●	other risks and uncertainties, including those listed under the caption Part II, Item 1A “Risk Factors”.

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

SCHOLAR ROCK HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$108,064	$103,275
Marketable securities	140,670	212,086
Prepaid expenses and other current assets	11,076	12,663
Total current assets	259,810	328,024
Property and equipment, net	5,991	7,384
Operating lease right-of-use asset	14,885	18,543
Restricted cash	2,612	2,498
Other long-term assets	1,602	1,719
Total assets	$284,900	$358,168
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,044	$3,994
Accrued expenses	13,805	24,321
Operating lease liability	7,280	7,852
Other current liabilities	141	222
Total current liabilities	24,270	36,389
Long-term portion of operating lease liability	8,228	11,800
Long-term debt	49,901	49,744
Total liabilities	82,399	97,933
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 55,159,787 and 51,672,579 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	55	52
Additional paid-in capital	790,445	771,699
Accumulated other comprehensive loss	(63)	(884)
Accumulated deficit	(587,936)	(510,632)
Total stockholders’ equity	202,501	260,235
Total liabilities and stockholders’ equity	$284,900	$358,168

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$—	$—	$—	$33,193
Operating expenses:
Research and development	26,867	32,073	56,602	61,439
General and administrative	12,215	11,074	22,989	21,834
Total operating expenses	39,082	43,147	79,591	83,273
Loss from operations	(39,082)	(43,147)	(79,591)	(50,080)
Other income (expense), net	1,157	(853)	2,287	(1,870)
Net loss	$(37,925)	$(44,000)	$(77,304)	$(51,950)
Net loss per share, basic and diluted	$(0.47)	$(1.06)	$(0.97)	$(1.31)
Weighted average common shares outstanding, basic and diluted	80,117,983	41,622,392	79,865,424	39,550,991

Comprehensive loss:
Net loss	$(37,925)	$(44,000)	$(77,304)	$(51,950)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	266	73	821	(44)
Total other comprehensive gain (loss)	266	73	821	(44)
Comprehensive loss	$(37,659)	$(43,927)	$(76,483)	$(51,994)

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	51,672,579	$52	$771,699	$(884)	$(510,632)	$260,235
Unrealized gain on marketable securities	—	—	—	555	—	555
Sale of common shares, net of issuance costs	68,696	—	827	—	—	827
Exercise of stock options	28,706	—	243	—	—	243
Issuance of common shares upon RSU vesting	219,378	—	—	—	—	—
Equity-based compensation expense	—	—	6,170	—	—	6,170
Other	—	—	2	—	—	2
Net loss	—	—	—	—	(39,379)	(39,379)
Balance at March 31, 2023	51,989,359	$52	$778,941	$(329)	$(550,011)	$228,653
Unrealized gain on marketable securities	—	—	—	266	—	266
Sale of common shares, net of issuance costs	550,594	1	4,395	—	—	4,396
Exercise of stock options	53,333	—	292	—	—	292
Issuance of common shares upon RSU vesting	273,035	—	—	—	—	—
Exercise of pre-funded warrants	2,293,466	2	(2)	—	—	—
Equity-based compensation expense	—	—	6,818	—	—	6,818
Other	—	—	1	—	—	1
Net loss	—	—	—	—	(37,925)	(37,925)
Balance at June 30, 2023	55,159,787	$55	$790,445	$(63)	$(587,936)	$202,501

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	35,209,099	$35	$548,204	$(35)	$(376,130)	$172,074
Unrealized loss on marketable securities	—	—	—	(117)	—	(117)
Exercise of stock options	42,129	—	481	—	—	481
Issuance of common shares upon RSU vesting	49,595	—	—	—	—	—
Equity-based compensation expense	—	—	6,828	—	—	6,828
Net loss	—	—	—	—	(7,950)	(7,950)
Balance at March 31, 2022	35,300,823	$35	$555,513	$(152)	$(384,080)	$171,316
Unrealized gain on marketable securities	—	—	—	73	—	73
Sale of common shares, pre-funded warrants and warrants to purchase common shares, net of issuance costs	16,326,530	16	195,309	—	—	195,325
Exercise of stock options	263	1	1	—	—	2
Issuance of common shares upon RSU vesting	10,631	—	—	—	—	—
Equity-based compensation expense	—	—	6,791	—	—	6,791
Net loss	—	—	—	—	(44,000)	(44,000)
Balance at June 30, 2022	51,638,247	$52	$757,614	$(79)	$(428,080)	$329,507

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(77,304)	$(51,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,464	1,493
Amortization of debt discount and debt issuance costs	157	389
Loss on disposal of property and equipment	—	32
Equity-based compensation	12,988	13,619
Amortization/accretion of investment securities	(2,563)	291
Non-cash operating lease expense	3,658	3,382
Change in operating assets and liabilities:
Prepaid expenses and other current assets	1,571	(6,126)
Other assets	117	(62)
Accounts payable	(950)	(1,394)
Accrued expenses	(10,516)	17
Operating lease liabilities	(4,144)	(3,571)
Deferred revenue	—	(33,193)
Other liabilities	(82)	(231)
Net cash used in operating activities	(75,604)	(77,304)
Cash flows from investing activities:
Purchases of property and equipment	(71)	(920)
Proceeds from sale of property and equipment	13	—
Purchases of marketable securities	(105,200)	(80,134)
Maturities of marketable securities	180,000	55,000
Net cash provided by (used in) investing activities	74,742	(26,054)
Cash flows from financing activities:
Proceeds from sale of common shares, pre-funded warrants and warrants to purchase common shares, net of issuance costs	5,223	195,770
Proceeds from stock option exercises	539	483
Other	3	—
Net cash provided by financing activities	5,765	196,253
Net increase in cash, cash equivalents and restricted cash	4,903	92,895
Cash, cash equivalents and restricted cash, beginning of period	105,773	215,333
Cash, cash equivalents and restricted cash, end of period	$110,676	$308,228
Supplemental disclosure of non-cash items:
Offering costs in accrued expenses	$—	$445
Supplemental cash flow information:
Cash paid for interest	$3,090	$1,836

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of the Business

Scholar Rock Holding Corporation (the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery and development of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role. As a global leader in transforming growth factor beta (“TGFβ”) superfamily biology, the Company’s novel understanding of the molecular mechanisms of growth factor activation enabled the development of a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target the precursor, or latent, forms of growth factors. The Company’s first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-targeted therapy for the treatment of spinal muscular atrophy (“SMA”). The Company is conducting SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with nonambulatory Type 2 and Type 3 SMA. In June 2023, the Company announced data from the Phase 2 TOPAZ trial extension period evaluating patient outcomes at 36 months of treatment with apitegromab. The Company’s second product candidate, SRK-181, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor (“CPI”) therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies (referred together as anti-PD-(L)1 antibody therapies). SRK-181 is a highly selective inhibitor of the activation of latent transforming growth factor beta-1 (“TGFβ1”) that is being investigated in the Company’s Phase 1 DRAGON proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibodies. The DRAGON trial consists of two parts: Part A (dose escalation of SRK-181 as a single-agent or in combination with an approved anti-PD-(L)1 therapy) and Part B (dose expansion evaluating SRK-181 in combination with an approved anti-PD- (L)1 antibody therapy). Part B includes the following active cohorts: clear cell renal cell carcinoma, head and neck squamous cell carcinoma, urothelial carcinoma, cutaneous melanoma and non-small cell lung cancer. Additionally, the Company continues to create a pipeline of product candidates to deliver novel therapies to underserved patients suffering from a wide range of serious diseases, including neuromuscular disorders, cancer, fibrosis, and iron-restricted anemia. The Company was originally formed in May 2012. Its principal offices are in Cambridge, Massachusetts.

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

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company’s product candidates. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash, cash equivalents, and marketable securities at June 30, 2023 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date these financial statements are issued.

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

Cash, Cash Equivalents and Restricted Cash

The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statement of cash flows (in thousands):

	As of June 30,
	2023	2022
Cash and cash equivalents	$108,064	$305,730
Restricted cash	2,612	2,498
	$110,676	$308,228

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

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$89,663	$89,663	$—	$—
U.S. Treasury obligations, included in cash and cash equivalents	12,973	12,973	—	—
Marketable securities:
U.S. Treasury obligations	140,670	140,670	—	—
Total assets	$243,306	$243,306	$—	$—

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$98,073	$98,073	$—	$—
Marketable securities:
U.S. Treasury obligations	212,086	212,086	—	—
Total assets	$310,159	$310,159	$—	$—

Cash, cash equivalents and marketable securities are Level 1 assets and include investments in money market funds and U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 as of June 30, 2023 and December 31, 2022. There were no transfers of assets between fair value measurement levels during the three and six months ended June 30, 2023 or 2022.

The carrying amounts reflected in the balance sheets for prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at June 30, 2023 and December 31, 2022, due to their short-term nature.

The Company believes the terms of its debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company's debt approximates its fair value based on Level 3 of the fair value hierarchy.

4. Marketable Securities

The following table summarizes the Company’s investments as of June 30, 2023 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$140,733	$15	$(78)	$140,670
Total available-for-sale securities	$140,733	$15	$(78)	$140,670

The following table summarizes the Company’s investments as of December 31, 2022 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$212,970	$—	$(884)	$212,086
Total available-for-sale securities	$212,970	$—	$(884)	$212,086

The aggregate fair value of marketable securities with unrealized losses was $85.0 million and $212.1 million at June 30, 2023 and December 31, 2022, respectively. At June 30, 2023 and December 31, 2022, 14 investments and 23 investments, respectively, were in an unrealized loss position. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may not occur until maturity. The Company believes that U.S. Treasury obligations are subject to minimal credit risk. As a result, the Company did not record any charges for credit-related impairments for its available-for-sale securities for the three and six months ended June 30, 2023.

5. Accrued Expenses

As of June 30, 2023 and December 31, 2022, accrued expenses consist of the following (in thousands):

	As of
	June 30,	December 31,
	2023	2022
Accrued external research and development expense	$5,925	$15,178
Accrued payroll and related expenses	5,633	6,800
Accrued professional and consulting expense	1,485	1,510
Accrued other	762	833
	$13,805	$24,321

6. Common Stock

The Company has had a sales agreement in place during various time periods with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program. Under this program, the Company is able to offer and sell, from time to time at its sole discretion, shares of its common stock through Jefferies as its sales agent. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. The current ATM agreement, established in November 2022, allows for the sale of shares of common stock having an aggregate offering price of up to $100 million. As of June 30, 2023, the Company has sold 619,290 shares, generating net proceeds of $5.2 million, under the ATM program.

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

In addition to the 25,510,205 pre-funded warrants issued in June 2022, the Company also issued 2,179,487 pre-funded warrants in November 2020. During the three and six months ending June 30, 2023, 2,293,466 of the Company’s pre-funded warrants were exercised. As of June 30, 2023, the Company has 25,396,226 pre-funded warrants outstanding.

7. Equity-Based Compensation

The Company recorded equity-based compensation expense related to all equity-based awards, which was allocated as follows in the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development expense	$2,838	$3,116	$5,483	$6,523
General and administrative expense	3,980	3,675	7,505	7,096
	$6,818	$6,791	$12,988	$13,619

The following table summarizes the Company’s unrecognized equity-based compensation expense as of June 30, 2023:

	As of June 30, 2023
	Unrecognized Expense (in thousands)	Weighted Average Remaining Period of Recognition (years)
Restricted Stock Units	$22,107	3.0
Stock Options	40,247	2.7
	$62,354

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the current year:

		Weighted
		Average Grant
	Number of Units	Date Fair Value
Restricted stock units as of December 31, 2022	1,667,522	$14.17
Granted	1,091,755	$9.64
Vested	(492,413)	$13.53
Forfeited	(219,838)	$9.97
Restricted stock units as of June 30, 2023	2,047,026	$12.36

The total fair value of restricted stock units vested during the six months ended June 30, 2023 was $4.9 million.

Stock Options

The following table summarizes the Company’s stock option activity for the current year:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	6,242,784	$17.12	7.74	$5,835
Granted	2,032,966	$9.55
Exercised	(82,039)	$6.53
Cancelled	(358,516)	$16.45
Outstanding as of June 30, 2023	7,835,195	$15.29	7.82	$3,004
Options exercisable as of June 30, 2023	3,143,796	$18.90	5.85	$1,760

Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the six months ended June 30, 2023 was $7.32.

The following weighted average assumptions were used in determining the fair value of options granted in the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022
Risk-free interest rate	3.84%	2.63%
Expected dividend yield	0.0%	0.0%
Expected term (years to liquidity)	6.13	5.83
Expected volatility	90.51%	87.51%

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

Other information related to the Company’s leases (excluding the Company’s sublease income of $0.8 million and $1.5 million for the three and six months ended June 30, 2023, respectively) is as follows (in thousands, except lease term and discount rate):

	For Three Months Ended	For Six Months Ended
	June 30,	June 30,
	2023	2023
Lease Cost:
Operating lease cost	$2,169	$4,337
Variable lease cost	669	1,159
Total lease cost	$2,838	$5,496

For Six Months Ended
June 30,
2023
Other information:
Operating cash flows used for operating leases	$4,823
Weighted average remaining lease term	2.1
Weighted average incremental borrowing rate	7.6%

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2023 and 2022.

9. Debt

On October 16, 2020 (the “Closing Date”) the Company entered into a Loan and Security Agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) for $50.0 million (the “Loan and Security Agreement”). Tranche 1 of $25.0 million was funded on the Closing Date. The Company had an additional $25.0 million in loan proceeds available under Tranche 2 which was funded in December 2021, in conjunction with the Company entering into the First Amendment to Loan and Security Agreement with Oxford and SVB. The Loan and Security Agreement was to mature on May 1, 2025 and required interest-only payments through November 2022, with principal payments to commence in December 2022. Pursuant to the Loan and Security Agreement, the Company was required to maintain cash in an SVB account equal to the lesser of 100% of the Company’s consolidated cash or 105% of the dollar amount of the outstanding debt.

On November 10, 2022, the Company entered into the Second Amendment to Loan and Security Agreement (the “Amendment 2”) to increase the Company’s borrowing capacity under the Loan and Security Agreement to an amount up to $100.0 million, comprised of the original $50.0 million loan which remains outstanding and two additional $25.0 million tranches. The first $25.0 million tranche available under Amendment 2, is available at the Company’s discretion through December 2023 upon achievement of certain development and business performance milestones. The second $25.0 million tranche available under Amendment 2, may be available upon the Company’s request, at Oxford and SVB’s discretion. Amendment 2 also extended the interest-only payment period for an additional 24 months through November 2024, with principal payments to commence in December 2024, or for an additional 36 months through

November 2025, upon achievement of certain development and business performance milestones, with principal payments to commence in December 2025. The maturity of the loan was extended to November 2027.

Effective upon Amendment 2, the interest rate on the unpaid principal is the greater of the Wall Street Journal prime rate plus 4.60% or 9.35% per annum. Prepayment is permitted and may include a pre-payment fee ranging from 0% - 3% (of the principal amount being prepaid), depending on when the prepayment is made. The Company is also required to make a final payment equal to 2% of the original principal amount.

In conjunction with Amendment 2, the Company was required to pay $0.9 million for the accrued portion of the final payment on the previous outstanding balance.

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

On April 18, 2023, the Company entered into Amendment 3 to the Loan and Security Agreement to amend certain provisions relating to the Company’s operating accounts.

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

11. Net Loss per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding, excluding restricted common stock. The weighted average number of common shares used in the basic and diluted net loss per share calculation includes the pre-funded warrants issued in connection with the Company’s November 2020 and June 2022 follow-on offerings as the pre-funded warrants are exercisable at any time for nominal cash consideration. As of June 30, 2023, 2,293,466 pre-funded warrants have been exercised and 25,396,226 pre-funded warrants remain outstanding. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	Six Months Ended June 30,
	2023	2022
Restricted stock units	2,047,026	1,814,627
Stock options	7,835,195	5,399,227
Warrants	10,459,181	10,459,181
	20,341,402	17,673,035

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role. As a global leader in transforming growth factor beta (“TGFβ”) superfamily biology, our novel understanding of the molecular mechanisms of growth factor activation enabled us to develop a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target the precursor, or latent, forms of growth factors. By targeting the signaling proteins at the cellular level and acting in the disease microenvironment, we believe we may avoid the historical dose-limiting safety challenges associated with inhibiting growth factors for therapeutic effect. We believe our focus on biologically validated growth factors may facilitate a more efficient development path.

Based on this proprietary and scalable technology platform, we are building a growing portfolio of novel product candidates with the aim of transforming the lives of patients suffering from a wide range of serious diseases, including neuromuscular disorders, cancer, fibrosis and iron-restricted anemia. We have discovered and progressed the development of:

●	Apitegromab, an inhibitor of the activation of latent myostatin, for the treatment of spinal muscular atrophy (“SMA”). We also believe apitegromab could have potential in the treatment of other disorders where the inhibition of myostatin may be beneficial.
●	SRK-181, an inhibitor of the activation of latent transforming growth factor beta-1 (“TGFβ1”), for the treatment of cancers that are resistant to anti-PD-(L)1 antibody therapies.
●	Potent and selective inhibitors of the activation of TGFβ for the treatment of fibrotic diseases. We are advancing multiple antibody profiles toward product candidate selection including antibodies that selectively inhibit the activation of latent TGFβ1 in the context of fibrotic extracellular matrix and that avoid perturbing TGFβ1 presented by cells of the immune system.
●	Additional discovery and early preclinical programs related to the selective modulation of growth factor signaling, including bone morphogenetic protein 6 (“BMP6”) and other growth factors.

Our first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-targeted therapy for the treatment of SMA. We are conducting SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with nonambulatory Type 2 and Type 3 SMA (which is estimated to represent the majority of the current prevalent SMA patient population in the U.S. and Europe). We expect to complete enrollment of SAPPHIRE in the third quarter of 2023, with the top-line data readout expected in 2024. If successful and if apitegromab is approved, we expect to initiate a commercial product launch in 2025. Apitegromab was evaluated in the Company’s Phase 2 TOPAZ proof-of-concept clinical trial for the treatment of patients with Type 2 and Type 3 SMA. In June 2023, we announced data from the Phase 2 TOPAZ trial extension period evaluating patient outcomes at 36 months of treatment with apitegromab. These data showed that continued treatment with apitegromab over the extended treatment period was associated with substantial and sustained improvement in motor function, as well as improvements in patient-reported outcome measures in patients with nonambulatory Types 2 and 3 SMA receiving survival motor neuron (“SMN”)-targeted therapy. Results on safety, efficacy and patient-reported outcomes such as fatigue, mobility and activities of daily living from TOPAZ were presented at the Cure SMA Research & Clinical Care Meeting. The U.S. Food and Drug Administration (“FDA”) granted Fast Track designation, Rare Pediatric Disease designation and Orphan Drug Designation to apitegromab for the treatment of SMA in May 2021, August 2020 and March 2018, respectively. The European Medicines Agency (“EMA”) granted Priority Medicine (“PRIME”) designation in March 2021 and the European Commission (“EC”) granted Orphan Medicinal Product designation in December 2018 to apitegromab for the treatment of SMA.

We have identified multiple other diseases for which the selective inhibition of the activation of myostatin may offer therapeutic benefit, including additional patient populations in SMA (such as Type 1 SMA and ambulatory SMA) and indications outside of SMA.

Our second product candidate, SRK-181, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor (“CPI”) therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies (referred together as anti-PD-(L)1 antibody therapies). SRK-181 is a highly selective inhibitor of the activation of latent TGFβ1 that is being investigated in our Phase 1 DRAGON proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibodies. This two-part clinical trial consists of a dose escalation portion (Part A) and a dose expansion portion evaluating SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy (Part B). Part B commenced in 2021 and includes the following active cohorts: clear cell renal cell carcinoma, head and neck squamous cell carcinoma, urothelial carcinoma, cutaneous melanoma and non-small cell lung cancer. Clinical data, including safety and efficacy results, were presented at the European Society for Medical Oncology Targeted Anticancer Therapies Congress in March 2023. The Phase 1 DRAGON trial continues to advance, and we expect to provide biomarker and clinical updates in 2023.

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

Since inception, we have incurred significant operating losses. Our net losses were $77.3 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $587.9 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future in performing our ongoing activities, as we:

●	continue development activities for apitegromab, including the conduct of our Phase 3 SAPPHIRE pivotal clinical trial in SMA, ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies and the extension phase of our Phase 2 TOPAZ clinical trial and the associated drug supply;
●	continue research and development activities for SRK-181, including the conduct of our Phase 1 DRAGON proof of concept clinical trial;
●	continue to discover, validate and develop additional product candidates through the use of our proprietary platform;
●	maintain, expand and protect our intellectual property portfolio;

●	hire additional research, development and business personnel; and
●	continue to build the infrastructure to support our operations as a public company.

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

A significant portion of our research and development costs have been external costs, which we track on a program-by-program basis after a clinical product candidate has been identified. However, we do not allocate our internal research and development expenses, consisting primarily of employee-related costs, depreciation and other indirect costs, on a program-by-program basis as they are deployed across multiple projects.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our cash, cash equivalents and marketable securities, partially offset by interest expense incurred on our debt facility, including amortization of debt discount and debt issuance costs.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2023	2022	$	%
Revenue	$—	$—	$—	—%
Operating expenses:
Research and development	26,867	32,073	(5,206)	(16.2)%
General and administrative	12,215	11,074	1,141	10.3%
Total operating expenses	39,082	43,147	(4,065)	(9.4)%
Loss from operations	(39,082)	(43,147)	4,065	(9.4)%
Other income (expense), net	1,157	(853)	2,010	(235.6)%
Net loss	$(37,925)	$(44,000)	$6,075	(13.8)%

Revenue

Revenue was $0 for each of the three months ended June 30, 2023 and June 30, 2022.

Operating Expenses

Research and Development

Research and development expense was $26.9 million and $32.1 million for the three months ended June 30, 2023 and 2022, respectively, a decrease of $5.2 million or 16.2%. The following table summarizes our research and development expense for the three months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2023	2022	$	%
External costs by program
Apitegromab	$8,329	$11,395	$(3,066)	(26.9)%
SRK-181	2,681	2,928	(247)	(8.4)%
Other early development candidates and unallocated costs	1,269	1,553	(284)	(18.3)%
Total external costs	12,279	15,876	(3,597)	(22.7)%
Internal costs:
Employee compensation and benefits	10,508	11,987	(1,479)	(12.3)%
Facility and other	4,080	4,210	(130)	(3.1)%
Total internal costs	14,588	16,197	(1,609)	(9.9)%
Total research and development expense	$26,867	$32,073	$(5,206)	(16.2)%

The decrease in research and development expense was primarily attributable to the following:

●	A decrease in our external research and development costs of $3.6 million, which primarily consisted of:
o	$3.1 million decrease in costs associated with apitegromab primarily due to a decrease in clinical drug supply manufacturing, partially offset by clinical trial costs, particularly the conduct of our Phase 3

SAPPHIRE clinical trial and ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies;
o	$0.2 million decrease in costs associated with SRK-181; and
o	$0.3 million decrease in other early development candidates and unallocated costs.

●	$1.6 million decrease in internal research and development costs, which was primarily driven by larger expense in the three months ended June 30, 2022 associated with the severance expense from the May 2022 restructuring.

Total research and development expenses are expected to continue to be substantial, driven by employee compensation costs and development costs associated with our clinical stage programs as we continue to advance our product candidates, including apitegromab through our Phase 3 SAPPHIRE clinical trial, ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies, and the extension phase of our Phase 2 TOPAZ clinical trial in SMA, and SRK-181, through our Phase 1 DRAGON clinical trial.

General and Administrative

General and administrative expense was $12.2 million and $11.1 million for the three months ended June 30, 2023 and 2022, respectively, an increase of $1.1 million or 10.3%. The increase was primarily associated with employee-related costs including salaries, bonus, payroll taxes, benefits, temporary support and non-cash equity-based compensation expense. We expect general and administrative expense to increase as we continue to invest in commercial readiness activities.

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to an increase in interest income earned due to higher average interest rates, partially offset by an increase in interest expense related to the Loan and Security Agreement, also due to higher interest rates.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2023	2022	$	%
Revenue	$—	$33,193	$(33,193)	(100.0)%
Operating expenses:
Research and development	56,602	61,439	(4,837)	(7.9)%
General and administrative	22,989	21,834	1,155	5.3%
Total operating expenses	79,591	83,273	(3,682)	(4.4)%
Loss from operations	(79,591)	(50,080)	(29,511)	58.9%
Other income (expense), net	2,287	(1,870)	4,157	(222.3)%
Net loss	$(77,304)	$(51,950)	$(25,354)	48.8%

Revenue

Revenue was $0 and $33.2 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The revenue for the six months ended June 30, 2022 was related to the Gilead Collaboration Agreement executed in December 2018. Revenue associated with the research and development and license performance obligations relating to the Gilead Programs was recognized as the research and development services were provided using a cost input method and was fully recognized as of December 31, 2021. In January 2022, upon Gilead’s termination of its option exercise period for all programs, revenue of $33.2 million attributable to the material rights was recognized. All revenue related to the Gilead Collaboration Agreement had been fully recognized by January 31, 2022.

Operating Expenses

Research and Development

Research and development expense was $56.6 million and $61.4 million for the six months ended June 30, 2023 and 2022, respectively, a decrease of $4.8 million or 7.9%. The following table summarizes our research and development expense for the six months ended June 30, 2023 and 2022 (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2023	2022	$	%
External costs by program:
Apitegromab	$18,202	$20,861	$(2,659)	(12.7)%
SRK-181	7,666	5,168	2,498	48.3%
Other early programs and unallocated costs	2,066	3,495	(1,429)	(40.9)%
Total external costs	27,934	29,524	(1,590)	(5.4)%
Internal costs:
Employee compensation and benefits	20,634	23,322	(2,688)	(11.5)%
Facility and other	8,034	8,593	(559)	(6.5)%
Total internal costs	28,668	31,915	(3,247)	(10.2)%
Total research and development expense	$56,602	$61,439	$(4,837)	(7.9)%

The decrease in research and development expense was primarily attributable to the following:

●	A decrease in our external research and development costs of $1.6 million, which primarily consisted of:
o	$2.7 million decrease in costs associated with apitegromab primarily due a decrease in clinical drug supply manufacturing, partially offset by clinical trial costs, particularly the conduct of our Phase 3 SAPPHIRE clinical trial and ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies;
o	$2.5 million increase in costs associated with SRK-181, due primarily to clinical trial costs, including a purchase of pembrolizumab to be used in conjunction with SRK-181 in the Phase 1 DRAGON clinical trial, partially offset by a decrease in clinical drug supply manufacturing; and
o	$1.4 million decrease in other early development candidates and unallocated costs.

●	$3.2 million decrease in internal research and development costs, which was primarily driven by larger expense in the three months ended June 30, 2022 associated with the severance expense from the May 2022 restructuring. Other decreases are associated with employee compensation and benefits costs, resulting from fewer average research and development employees during the respective six-month periods. These costs include salaries, bonus, payroll taxes, benefits, temporary support, and non-cash equity-based compensation expense.

Total research and development expenses are expected to continue to be substantial, driven by employee compensation costs and development costs associated with our clinical stage programs as we continue to advance our product candidates, including apitegromab through our Phase 3 SAPPHIRE clinical trial, ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies, and the extension phase of our Phase 2 TOPAZ clinical trial in SMA, and SRK-181, through our Phase 1 DRAGON clinical trial.

General and Administrative

General and administrative expense was $23.0 million and $21.8 million for the six months ended June 30, 2023 and 2022, respectively, an increase of $1.2 million or 5.3%. The increase was primarily associated with employee-related costs including salaries, bonus, payroll taxes, benefits, temporary support and non-cash equity-based compensation expense. We expect general and administrative expense to increase as we continue to invest in commercial readiness activities.

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to an increase in interest income earned due to higher average interest rates partially offset by an increase in interest expense related to the Loan and Security Agreement, also due to higher interest rates.

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

The following table provides information regarding our total cash, cash equivalents and marketable securities at June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$108,064	$103,275
Marketable securities	140,670	212,086
Total cash, cash equivalents and marketable securities	$248,734	$315,361

During the six months ended June 30, 2023, our cash, cash equivalents and marketable securities balance decreased by $66.6 million. The decrease was primarily due to cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our product candidates and supported our internal research and development efforts, capital purchases, and interest payments on our debt.

Our current ATM program, established in November 2022, allows for the sale of shares of our common stock having an aggregate offering price of up to $100 million. During the six months ended June 30, 2023, we sold 619,290 shares of our common stock through sales under our ATM program with Jefferies, LLC, and received $5.2 million in net proceeds, after deducting commissions and fees. As of June 30, 2023, we have sold a total of 619,290 shares of common stock under the current ATM program generating approximately $5.2 million in net proceeds.

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

In October 2020, we entered into the Loan and Security Agreement with Oxford and SVB, which was amended in November 2022, for $100 million of which $25.0 million from Tranche 1 was received in October 2020 and $25.0 million from Tranche 2 was received in December 2021 (Note 9).

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

During the six months ending June 30, 2023, 2,293,466 of the Company’s pre-funded warrants were exercised. As of June 30, 2023, the Company has 25,396,226 pre-funded warrants outstanding.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(75,604)	$(77,304)
Net cash provided by (used in) investing activities	74,742	(26,054)
Net cash provided by financing activities	5,765	196,253
Net increase in cash, cash equivalents and restricted cash	$4,903	$92,895

Net Cash Used in Operating Activities

Net cash used in operating activities was $75.6 million for the six months ended June 30, 2023, and consisted of our net loss of $77.3 million, changes in our assets and liabilities of $14.0 million, partially offset by non-cash adjustments of $15.7 million. The changes in our assets and liabilities includes a $10.5 million change in accrued expenses, mostly related to external research and development expenses. The non-cash adjustments are primarily from equity-based compensation.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $74.7 million for the six months ended June 30, 2023 compared to net cash used in investing activities of $26.1 million for the six months ended June 30, 2022. Net cash provided by and used in investing activities for both periods was primarily associated with transactions involving our marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $5.8 million for the six months ended June 30, 2023 compared to $196.3 million for the six months ended June 30, 2022. Net cash provided by financing activities for the six months ended June 30, 2023 was primarily attributable to proceeds from the sale of common stock through our ATM. Net cash provided by financing activities for the six months ended June 30, 2022 was primarily attributable to net proceeds from an equity offering completed in June 2022.

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

We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2025. However, we will require additional capital in order to complete clinical development and commercialization for each of our current programs. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

●	the costs and timing of developing our product candidates, apitegromab and SRK-181, including our Phase 3 SAPPHIRE clinical trial for apitegromab in SMA, the extension phase of our Phase 2 TOPAZ clinical trial for apitegromab in SMA, ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies, our Phase 1 DRAGON clinical trial for SRK-181, and the costs and timing of conducting future preclinical studies and clinical trials;
●	the costs of future manufacturing of apitegromab, SRK-181 and any other product candidates;
●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
●	the costs of identifying and developing, or in-licensing or acquiring, additional product candidates and technologies;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements, license agreements, or other agreements we might have at such time;
●	the costs of seeking marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and research and development activities;
●	the costs of supporting our infrastructure and facilities, including equipment and physical infrastructure to support our research and development;
●	the costs of operating as a public company; and

●	the impact of adverse global economic conditions on our business, which may exacerbate the magnitude of the factors discussed above.

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

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial and accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

Risks Related to Product Development, Regulatory Approval and Commercialization

●	Product development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of apitegromab, SRK-181, or any future product candidates.
●	The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later-stage clinical trials.
●	Interim, initial and preliminary results from our clinical trials that we announce or publish from time to time may change (e.g. from positive safety or efficacy results to poor or negative safety or efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.
●	The data from our clinical trials, including from any future clinical trials conducted by us or any of our collaborators, may reveal significant adverse events not seen in our preclinical studies or earlier clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
●	We rely on third parties to conduct our clinical trials and to conduct certain aspects of our preclinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may be delayed or unable to receive regulatory approval of or commercialize any potential product candidates, and our business could be materially harmed.
●	We have never commercialized a product and will need to build and scale our business for potential commercialization of apitegromab, including building our compliance, medical affairs and commercial organizations, which, if we are not able to do so successfully could negatively impact our business, including the potential for a successful commercialization of apitegromab.

●	The regulatory approval process for our product candidates in the U.S., EU and other jurisdictions will be lengthy, time-consuming and inherently unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.
●	The FDA, EMA or regulatory authorities in other jurisdictions may disagree with our development plans and we may fail to receive or be delayed in receiving regulatory approval of our product candidates.
●	We have received Orphan Drug designation from the FDA for apitegromab for the treatment of SMA and the EC granted Orphan Medicinal Product designation to apitegromab for the treatment of SMA. We may seek Orphan Drug designation from regulatory authorities in other jurisdictions for apitegromab and Orphan Drug designation from the FDA, EC or regulatory authorities in other jurisdictions for our future product candidates. In any of these instances, we may not receive the requested designation or we may be unable to realize the benefits associated with Orphan Drug designation, including the potential for market exclusivity.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to develop our product pipeline and receive regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

Risks Related to Manufacturing and Supply

●	Because we rely on third-party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials, and, if approved, commercial materials, may become limited or interrupted or may not be of satisfactory quantity or quality.

Risks Related to Our Business and Operations

●	Our restructuring and the associated workforce reduction announced in May 2022 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
●	We will need to continue to grow our organization in certain areas, including our personnel, systems and relationships with third parties, in order to develop our drug candidates and we may experience difficulties in managing this growth.
●	Our executives and highly skilled technical and managerial personnel are critical to our business. If we have transition in management, lose key personnel, or if we fail to recruit additional highly skilled personnel, our ability to further develop apitegromab, SRK-181 and identify and develop new or next generation product candidates may be impaired.
●	Failure by us or any of our employees, independent contractors, consultants, commercial partners or vendors to comply with applicable laws and regulations could negatively affect our business and operations.

Risks Related to Intellectual Property

●	Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
●	Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Third-party claims of intellectual property infringement may prevent or delay our product discovery, development, and commercialization efforts.

Risks Related to Our Financial Condition and Capital Requirements

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
●	We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of apitegromab, SRK-181 and any future product candidates.

Risks Related to Our Common Stock

●	Our stock price is volatile and various factors could make our stock less attractive to investors.

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

Successful completion of clinical trials is a prerequisite to submitting a Biologics License Application (“BLA”) to the FDA, a Marketing Authorisation Application (“MAA”) to the EMA and MHRA, and similar marketing applications to comparable foreign regulatory authorities, for each product candidate and, consequently, the ultimate approval and commercial marketing of any product candidates.

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

Apitegromab and SRK-181 are our two clinical-stage product candidates. Patients in our Phase 3 SAPPHIRE clinical trial, ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies, and certain patients remaining in the open-label extension portion of our Phase 2 TOPAZ clinical trial are receiving apitegromab in conjunction with an approved SMN therapy. These patients are reliant on the continued use and availability of such therapies. If access to an approved SMN therapy such as nusinersen or risdiplam becomes limited or is unavailable, we may be forced to pause or stop our ONYX long-term extension, TOPAZ extension or SAPPHIRE trials, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for apitegromab in the trials or reduce the amount of data or confound the data from these trials. We have also initiated Part B of the Phase 1

DRAGON clinical trial of SRK-181 in patients with locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibody therapies. Patients in this clinical trial are receiving SRK-181 in conjunction with an approved anti-PD-(L)1 therapy such as pembrolizumab. If access to the approved anti-PD-(L)1 therapy becomes limited or is unavailable, we may not be able to enroll, or may be delayed in enrolling patients or may be forced to pause or stop our Phase 1 DRAGON clinical trial, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for SRK-181 in the trial. Any delay or suspension of our clinical trials would significantly and adversely affect our business prospects.

The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later-stage trials.

The results of preclinical studies and early-stage clinical trials may not be predictive of the results of future, later-stage clinical trials. Preclinical studies and early-stage clinical trials are primarily designed to study PK and PD, understand the side effects of product candidates, and evaluate various doses and dosing schedules. Our current or future product candidates may demonstrate different chemical, biological and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Product candidates in later-stages of clinical trials may fail to show desired pharmacological properties or produce positive safety and efficacy results despite having progressed through preclinical studies and early-stage clinical trials. We completed a Phase 1 clinical trial for apitegromab in healthy adult volunteers and we completed the treatment period of our Phase 2 TOPAZ clinical trial for the treatment of patients with Type 2 and Type 3 SMA. In June 2023, we announced data from the Phase 2 TOPAZ trial extension period evaluating patient outcomes at 36 months of treatment with apitegromab. These data show that continued treatment with apitegromab over the extended treatment period was associated with substantial and sustained improvement in motor function, as well as improvements in patient-reported outcome measures in patients with nonambulatory Types 2 and 3 SMA receiving SMN-targeted therapy. Results on safety, efficacy and patient-reported outcomes such as fatigue, mobility and activities of daily living from TOPAZ was presented at the 2023 Cure SMA Research & Clinical Care Meeting. In January 2022, we initiated our Phase 3 SAPPHIRE clinical trial of apitegromab for the treatment of patients with Type 2 and Type 3 SMA. We expect to complete enrollment of SAPPHIRE in the third quarter of 2023, with the top-line data readout expected in 2024. Clinical data from our Phase 1 DRAGON trial in cancer immunotherapy, including safety and efficacy results, were presented at the European Society for Medical Oncology Targeted Anticancer Therapies Congress in March 2023. We cannot assure you that the Phase 3 SAPPHIRE clinical trial, the Phase 1 DRAGON trial or any other future clinical trials of apitegromab or SRK-181 will show positive results. There can be no assurance that any of our current clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There can also be no assurance that any of our future clinical trials will show similar results to our earlier clinical trials or support further development or registration of any of our product candidates. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

Interim, initial, or preliminary results from our clinical trials that we announce or publish from time to time may change (e.g. from positive safety or efficacy results to poor or negative safety or efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including due to the impacts of current macroeconomic and geopolitical events, including the 2022 Russian invasion of Ukraine,. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

●	the patient eligibility and exclusion criteria defined in the protocol;
●	the size of the patient population required for analysis of the trial’s primary endpoints;
●	the willingness or availability of patients to participate in our trials;
●	the number and location of participating trial sites;
●	the proximity of patients to trial sites and any limitations on travel or access to trial sites;
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	clinicians’ and patients’ perceptions as to the potential advantages and risks of the product candidate being studied in relation to other therapies;
●	our ability to obtain and maintain patient consents; and
●	the risk that patients enrolled in clinical trials will drop-out of the trials before completion of their involvement in the study.

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

We rely especially heavily on third parties over the course of our clinical trials, and, as a result, have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their individual employment policies or compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with Good Clinical Practice (“GCP”) requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in civil monetary penalties, adverse publicity and civil and criminal sanctions. The FDA and National Institutes of Health have signaled the government’s willingness to begin enforcing these registration and reporting requirements against non-compliant clinical trial sponsors.

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

Any third parties conducting aspects of our preclinical studies or clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to our preclinical studies and clinical trials. The third party CROs and clinical trial sites that conduct our clinical trials have experienced staffing shortages and the inability of a CRO or clinical trial site to maintain appropriate levels of competent staffing to support the demands of our clinical trials could negatively impact the execution of our clinical trials. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines if they need to be replaced or if the quality or accuracy of the preclinical or clinical data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements or for other reasons, our development timelines, including clinical development timelines, may be extended, delayed or terminated and we may not be able to complete development of, receive regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

If we believe the clinical trial data support doing so, we may seek to pursue BLA approval in the United States or marketing authorization in jurisdictions outside the United States for one or more of our product candidates based on results of a single pivotal trial, with other supporting evidence or interim analyses of our pivotal trials, rather than submitting such applications after the relevant pivotal trials have been completed. We cannot assure you that the FDA, EMA or other regulatory authorities will agree with this approach or that these regulatory authorities will find the results from a single pivotal trial or of an interim analysis (such as that from a single pivotal trial or multiple trials) sufficient to meet the standards for approval or marketing authorization; and if they do not, the prospects for regulatory approval and commercialization of our product candidates may be delayed or harmed.

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

In the U.S., Orphan Drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product candidate receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity for that indication. Orphan drug exclusivity means the FDA may not approve another application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity. In the EU, orphan designation currently entitles a party to scientific assistance regarding necessary tests and trials, financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following the grant of a marketing authorization for the medicinal product if the criteria for orphan designation continue to be met before the grant of the marketing authorization. This period may be reduced to six years if, at the end of the fifth year, it is determined that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. The EC introduced a legislative proposal in April 2023 that, if implemented, could reduce the current ten-year marketing exclusivity period for certain orphan medicines to nine years (or five years for well-established use orphan medicines).

We have received Orphan Drug designation from the FDA for apitegromab for the treatment of SMA, and following the EMA’s COMP’s positive opinion, the EC designated apitegromab as an orphan medicinal product for the treatment of SMA. Even if we receive orphan drug exclusivity, the benefit of that exclusivity may be limited if we seek approval for an indication broader than the orphan-designated indication or could be revoked under certain circumstances, for example if the FDA later determines that the request for designation was materially defective or that we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we receive orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition during the exclusivity period because different drugs with different active moieties can be approved for the same condition, and the same product can be approved for different uses. Also, in the U.S., even after an orphan drug is approved and receives orphan drug exclusivity, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug, including because it has been shown to be clinically superior to the drug with exclusivity because it is safer, more effective or makes a major contribution to patient care. In the EU, a marketing authorization may be granted to a similar medicinal product to an authorized orphan product for the same orphan indication if:

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

If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for Fast Track designation. Products receiving a Fast Track designation are eligible for more frequent interaction and communication with the FDA and rolling review. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. In May 2021, the FDA granted Fast Track designation for apitegromab for the treatment of SMA.

In March 2021, the EMA granted PRIME designation to apitegromab for the treatment of SMA. PRIME, or Priority Medicine, is a scheme provided by the EMA to enhance support for the development of medicines that target an unmet medical need. To qualify for PRIME designation, product candidates require early clinical evidence that the therapy has the potential to offer a major therapeutic advantage over existing treatments or benefit patients without treatment options. Among the benefits of PRIME designation are the appointment of a rapporteur to provide continuous support and help build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process. The receipt of PRIME designation for apitegromab for the treatment of SMA may not result in a faster development process, review or approval compared to products considered for approval under conventional regulatory agency procedures and does not assure ultimate approval by the EMA.

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

If apitegromab, SRK-181 or any future product candidate we develop receives marketing approval, whether as a single agent or in conjunction with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, doctors may deem it sufficient to treat patients with SMA with an SMN therapy such as nusinersen or risdiplam, and therefore will not be willing to utilize apitegromab in conjunction with such SMN therapy. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

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

We rely on third-party contract manufacturers to manufacture some of our preclinical product candidate supplies and rely on third-party contract manufacturers to manufacture all of our clinical trial product supplies and, if approved, will rely on third-party contract manufacturers to manufacture all of our commercial product supplies, including all of our drug substance, vialing, labeling, and packaging. We do not own manufacturing facilities for producing any clinical trial or commercial product supplies. There can be no assurance that our preclinical, clinical development, and, if approved, commercial product supplies will not be limited or interrupted, including as a result of impacts of current macroeconomic and geopolitical events, including changing conditions from the 2022 Russian invasion of Ukraine, increasing rates of inflation, rising interest rates, or that our product supplies will be of satisfactory quality or continue to be available at acceptable prices. For example, we rely on a single source supplier for the manufacture of drug substance for apitegromab and SRK-181. In addition, the extent to which current macroeconomic and geopolitical events impact our ability to procure sufficient supplies for the development of apitegromab, SRK-181 or future product candidates will depend on the changing rates of inflation and interest rates, the 2022 Russian invasion of Ukraine, as well as other factors outside of our control. Any replacement of our current drug substance contract manufacturer would require significant resources, lead time and expertise because there may be a limited number of qualified replacements.

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMP. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. These factors would increase our reliance on the original manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we must change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop product candidates in a timely manner or within budget.

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

We will need to continue to grow our organization in certain areas, including our personnel, systems and relationships with third parties, in order to develop our drug candidates, and we may experience difficulties in managing this growth.

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

It is possible that the ACA, as currently enacted or as it may be amended or otherwise modified in the future, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare or other healthcare funding, more rigorous coverage criteria, or new payment methodologies or otherwise affect the prices we may obtain for any of our product candidates for which we may receive regulatory approval. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from commercial payors. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be modified or invalidated. For example, the Centers for Medicare and Medicaid Services (“CMS”) continues to issue – and is expected to continue issuing in the future – guidance related to the agency’s implementation of the Inflation Reduction Act of 2022, or IRA, which could impose additional or unexpected requirements on pharmaceutical companies affected by the IRA. The continuing health care reform initiatives efforts of the government, insurance companies, managed care organizations and other payers of health care services to contain or reduce costs of health care may adversely affect the demand for any product candidates for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability; and the level of taxes that we are required to pay.

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

We have conducted our Phase 2 TOPAZ clinical trial of apitegromab in the European Economic Area (“EEA”), are conducting our Phase 3 SAPPHIRE clinical trial and, ONYX, our long-term extension clinical trial of apitegromab in the EEA and the UK, and may conduct future clinical trials in the EEA or the UK and therefore may be subject to additional privacy laws. The EU GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA or the UK, including to the U.S., providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, where required reporting security breaches involving personal data to the competent national data protection authority and affected individuals, where required, appointing data protection officers, where required conducting data protection impact assessments, and record-keeping. The EU GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR. In addition, the EU GDPR includes restrictions on cross-border data transfers (see below).

Further to the UK’s exit from the EU on January 31, 2020, the EU GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the EU GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the EC has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection (“UK Adequacy Decision”). The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill (“UK Bill”) into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the European Commission. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

Adequate safeguards must be implemented to enable the transfer of personal data outside of the EEA or the UK in compliance with European and UK data protection laws. On June 4, 2021, the European Commission (EC) issued new forms of standard contractual clauses (“SCCs”) for data transfers from controllers or processors in the EEA (or otherwise subject to the EU GDPR) to controllers or processors established outside the EEA (and not subject to the EU GDPR). The new SCCs replace the SCCs that were adopted previously under the Data Protection Directive. The UK is not subject to the EC’s new SCCs but has published its own standard clauses, the International Data Transfer Agreement, which enables transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the EU GDPR and UK GDPR and doing so will require significant effort and cost. Where relying on the SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data.

In the past, companies in the U.S. were able to rely upon the EU-U.S. and the Swiss-U.S. Privacy Shield frameworks to legitimize data transfers from the EU to the U.S., but in July 2020, the Court of Justice of the European Union, or CJEU, in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems, or Schrems II) invalidated the EU-U.S. Privacy Shield on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the U.S. On March 25, 2022, the EC and the U.S. announced to have reached a political agreement on a new “Trans-Atlantic Data Privacy Framework”; however, EU Parliament has raised concerns with the draft Framework, and as a result the EC and U.S. are revising the draft Framework to address those concerns. The Irish Data Protection Commission’s recent decision (in April 2023) fining Meta for carrying out non-compliant transfers of personal data from the EU to the United States raises doubt on the legitimacy of such transfers when relying on the SCCs.

The EU GDPR and UK GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the EU GDPR and UK GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the EU GDPR and UK GDPR, including as implemented by individual countries. Given the new law, we face uncertainty as to the exact interpretation of the new requirements and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the law. Compliance with the EU GDPR and UK GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

EU Member States have adopted implementing national laws to implement the EU GDPR which may partially deviate from the EU GDPR and the competent authorities in the EU Member States may interpret EU GDPR obligations slightly differently from country to country, so that we do not expect to operate in a uniform legal landscape in the EU. Also, as it relates to processing and transfer of genetic data, the EU GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty.

We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. If we are investigated by a European or UK data protection authority, we may face fines and other penalties. Any such investigation or charges by European or UK data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products and solutions due to the potential risk exposure as a result of the current (and, in particular, future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the EU GDPR and UK GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition and results of operations.

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

Global events, including global health concerns could also result in social, economic, and labor instability in the countries in which we operate or where the third parties with whom we engage, including our clinical trial sites and manufacturing facilities of our third-party contract manufacturers, operate. Unforeseen global events, such as increasing inflation and interest rates and the related U.S. and global economic impact or the 2022 Russian invasion of Ukraine, could adversely impact our business. For example, we are conducting SAPPHIRE, our Phase 3 clinical trial of apitegromab in the U.S. and EU, and regional instability caused by the 2022 Russian invasion of Ukraine could adversely affect the conduct of our clinical trial. Such conflicts could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyberattacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business.

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

In addition, periodic maintenance fees on any issued patent are due to be paid to the U.S. Patent Office (“USPTO”) and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Moreover, complications due to global pandemics may result in inadvertent lapse due to, for example, unexpected closures of the USPTO or foreign patent offices, delays in delivery of notifications relating to deadlines, or failure to timely and/or properly obtain signatures on necessary documents. Additionally, due to the ongoing conflict in Ukraine, there remain uncertainties as to any potential impact on patent protection and/or enforcement in the region, including, for example, payments to the Russian Patent Office and other entities. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

We are a biopharmaceutical company formed in 2012 and our operations to date have been focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. We have not yet demonstrated the ability to progress any of our product candidates through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the six months ended June 30, 2023 and 2022, we reported a net loss of $77.3 million and $52.0 million, respectively. As of June 30, 2023, we had an accumulated deficit of $587.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, apitegromab and SRK-181, and any future product candidates.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, including clinical trials for apitegromab and SRK-181 and preclinical studies and clinical trials for any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of June 30, 2023, we had approximately $248.7 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2023, will be sufficient to fund our operating expenses and capital expenditure requirements into 2025. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Additionally, any program setbacks or delays due to changes in federal or state laws or clinical site or clinical vendor policies as a result of the impacts of current macroeconomic and geopolitical events, including changing conditions from the 2022 Russian invasion of Ukraine, increasing rates of inflation and rising interest rates could impact our programs and increase our expenditures. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Our current investment policy focuses on preservation of capital. However, we could recognize losses on securities held in our investment portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

As of June 30, 2023, the fair value of our cash equivalents and investments in our marketable debt securities portfolio was approximately $243.3 million and consisted primarily of investments in money market funds and U.S. government securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

As of June 30, 2023, we had $0.1 million in net unrealized losses in our marketable securities available-for-sale portfolio, and unrealized losses in our securities portfolio may increase in the future due to the aforementioned economic factors. While our goal is to hold each security until maturity, that may not be possible in light of our policy to preserve capital and liquidity and because investment in securities with unrealized losses has a diminished utility as a source of liquidity prior to maturity. Selling securities with an unrealized loss would result in the realization of such losses, which could have an adverse effect on our financial condition and results of operations.

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

As of June 30, 2023, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 20.8% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

As of June 30, 2023, approximately 10,459,181 shares of our common stock were reserved for issuance upon exercise or conversion of outstanding warrants. Additionally, 9,882,221 shares of our common stock were reserved for issuance upon exercise of outstanding stock options and vested restricted stock units. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price. As of June 30, 2023, we also have 25,396,226 shares of our common stock reserved for issuance upon exercise of pre-funded warrants, which are already included in our calculation of our weighted average common shares outstanding.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

The sales of a substantial number of the shares and/or the exercise and sale of a substantial number of the pre-funded warrants in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the sale of substantial amounts of our common stock could adversely impact the price of our common stock. The sale, or the availability for sale, of a large number of shares of our common stock in the public market could cause the price of our common stock to decline. As of June 30, 2023 2,293,466 of the 27,689,692 pre-funded warrants have been exercised.

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

From January 1, 2023 through June 30, 2023, we have sold 619,290 shares of common stock through the Jeffries sales agreement.

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
10.1*

Third Amendment to Loan and Security Agreement, dated April 18, 2023, by and among the Registrant, Scholar Rock, Inc., Oxford Finance LLC and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as

Receiver for Silicon Valley Bridge Bank, N.A. (as

successor to Silicon Valley Bank))

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

SCHOLAR ROCK HOLDING CORPORATION

Date: August 9, 2023	By:	/s/ Jay T. Backstrom
Jay T. Backstrom President and Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2023	By:	/s/ Edward H. Myles
Edward H. Myles Chief Operating Officer & Chief Financial Officer (Principal Financial and Accounting Officer)