Form 10-Q
period 2023-09-30
Scholar Rock Holding Corp
filed 2023-11-07
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2023

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

The number of outstanding shares of the Registrant’s Common Stock as of November 2, 2023 was 72,143,258.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”), including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the success, cost and timing of clinical trials for apitegromab and SRK-181, including the progress and completion of clinical trials, and the results, and the timing of results, from these trials;
●	our success in identifying and executing a development program for SRK-439, identifying and executing development programs for additional indications for apitegromab and SRK-181, and identifying product candidates from our preclinical programs;
●	the clinical utility of our product candidates and their potential advantages over other therapeutic options;
●	our ability to obtain, generally or on terms acceptable to us, funding for our operations, including funding necessary to complete further development and, upon successful development, if approved, commercialization of apitegromab, SRK-181, SRK-439 or any of our future product candidates;
●	risks associated with impact of global economic and political developments on our business, including rising inflation and capital market disruptions, the current conflict in Ukraine, economic sanctions and economic slowdowns or recessions or public health pandemics, which may adversely impact our workforce, global supply chain, business, preclinical studies, clinical trials, our research and development efforts, the value of our common stock and our ability to access capital markets, and financial results;
●	the potential for our identified research priorities to advance our proprietary platform by identifying future product candidates;
●	the timing, scope, or likelihood of our ability to obtain and maintain regulatory approval from the U.S. Food and Drug Administration (“FDA”), the European Commission (“EC”) and other regulatory authorities for apitegromab, SRK-181, SRK-439 and any future product candidates, and any related restrictions, limitations or warnings in the label of any approved product candidate;
●	our ability to continue to grow our organization, including our personnel, systems and relationships with third parties;
●	our ability to retain our executives and highly skilled technical and managerial personnel, which could be affected due to any transition in management, or if we fail to recruit additional highly skilled personnel;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection and our ability to operate our business without infringing on the intellectual property rights of others;
●	our ability and the potential to successfully manufacture our product candidates for clinical trials and for commercial use, if approved;
●	our ability to successfully build a commercial infrastructure to market apitegromab, if approved;

●	our ability to establish or maintain collaborations or strategic relationships;
●	our expectations relating to the potential of our proprietary platform technology;
●	our ability to obtain additional funding when necessary;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in combination with others;
●	our expectations related to the use of our cash reserves;
●	the impact of new laws and regulations or amendments to existing laws and regulations in the United States and foreign countries;
●	developments and projections relating to our competitors and our industry;
●	our estimates and expectations regarding cash and expense levels, future revenues, capital requirements and needs for additional financing, including our expected use of proceeds from our public offerings, and liquidity sources;
●	our expectations regarding the period during which we qualify as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act or as a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934; and
●	other risks and uncertainties, including those listed under the caption Part II, Item 1A “Risk Factors”.

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

SCHOLAR ROCK HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$67,598	$103,275
Marketable securities	151,037	212,086
Prepaid expenses and other current assets	9,830	12,663
Total current assets	228,465	328,024
Property and equipment, net	5,283	7,384
Operating lease right-of-use asset	12,997	18,543
Restricted cash	2,612	2,498
Other long-term assets	1,332	1,719
Total assets	$250,689	$358,168
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,968	$3,994
Accrued expenses	17,397	24,321
Operating lease liability	7,200	7,852
Other current liabilities	165	222
Total current liabilities	26,730	36,389
Long-term portion of operating lease liability	6,335	11,800
Long-term debt	49,959	49,744
Total liabilities	83,024	97,933
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 56,260,574 and 51,672,579 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	56	52
Additional paid-in capital	797,927	771,699
Accumulated other comprehensive loss	(23)	(884)
Accumulated deficit	(630,295)	(510,632)
Total stockholders’ equity	167,665	260,235
Total liabilities and stockholders’ equity	$250,689	$358,168

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$—	$—	$—	$33,193
Operating expenses:
Research and development	30,337	33,392	86,939	94,831
General and administrative	13,335	10,470	36,324	32,304
Total operating expenses	43,672	43,862	123,263	127,135
Loss from operations	(43,672)	(43,862)	(123,263)	(93,942)
Other income (expense), net	1,313	565	3,600	(1,305)
Net loss	$(42,359)	$(43,297)	$(119,663)	$(95,247)
Net loss per share, basic and diluted	$(0.53)	$(0.55)	$(1.49)	$(1.80)
Weighted average common shares outstanding, basic and diluted	80,606,438	79,336,161	80,115,143	52,958,447

Comprehensive loss:
Net loss	$(42,359)	$(43,297)	$(119,663)	$(95,247)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	40	(857)	861	(901)
Total other comprehensive gain (loss)	40	(857)	861	(901)
Comprehensive loss	$(42,319)	$(44,154)	$(118,802)	$(96,148)

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	51,672,579	$52	$771,699	$(884)	$(510,632)	$260,235
Unrealized gain on marketable securities	—	—	—	555	—	555
Sale of common shares, net of issuance costs	68,696	—	827	—	—	827
Exercise of stock options	28,706	—	243	—	—	243
Issuance of common shares upon RSU vesting	219,378	—	—	—	—	—
Equity-based compensation expense	—	—	6,170	—	—	6,170
Other	—	—	2	—	—	2
Net loss	—	—	—	—	(39,379)	(39,379)
Balance at March 31, 2023	51,989,359	$52	$778,941	$(329)	$(550,011)	$228,653
Unrealized gain on marketable securities	—	—	—	266	—	266
Sale of common shares, net of issuance costs	550,594	1	4,395	—	—	4,396
Exercise of stock options	53,333	—	292	—	—	292
Issuance of common shares upon RSU vesting	273,035	—	—	—	—	—
Exercise of pre-funded warrants	2,293,466	2	(2)	—	—	—
Equity-based compensation expense	—	—	6,818	—	—	6,818
Other	—	—	1	—	—	1
Net loss	—	—	—	—	(37,925)	(37,925)
Balance at June 30, 2023	55,159,787	$55	$790,445	$(63)	$(587,936)	$202,501
Unrealized gain on marketable securities	—	—	—	40	—	40
Exercise of stock options	49,604	—	280	—	—	280
Issuance of common shares upon RSU vesting	24,290	—	—	—	—	—
Exercise of pre-funded warrants	1,026,893	1	(1)	—	—	—
Equity-based compensation expense	—	—	7,203	—	—	7,203
Net loss	—	—	—	—	(42,359)	(42,359)
Balance at September 30, 2023	56,260,574	$56	$797,927	$(23)	$(630,295)	$167,665

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	35,209,099	$35	$548,204	$(35)	$(376,130)	$172,074
Unrealized loss on marketable securities	—	—	—	(117)	—	(117)
Exercise of stock options	42,129	—	481	—	—	481
Issuance of common shares upon RSU vesting	49,595	—	—	—	—	—
Equity-based compensation expense	—	—	6,828	—	—	6,828
Net loss	—	—	—	—	(7,950)	(7,950)
Balance at March 31, 2022	35,300,823	$35	$555,513	$(152)	$(384,080)	$171,316
Unrealized gain on marketable securities	—	—	—	73	—	73
Sale of common shares, pre-funded warrants and warrants to purchase common shares, net of issuance costs	16,326,530	16	195,309	—	—	195,325
Exercise of stock options	263	1	1	—	—	2
Issuance of common shares upon RSU vesting	10,631	—	—	—	—	—
Equity-based compensation expense	—	—	6,791	—	—	6,791
Net loss	—	—	—	—	(44,000)	(44,000)
Balance at June 30, 2022	51,638,247	$52	$757,614	$(79)	$(428,080)	$329,507
Unrealized loss on marketable securities	—	—	—	(857)	—	(857)
Exercise of stock options	920	—	5	—	—	5
Issuance of common shares upon RSU vesting	21,687	—	—	—	—	—
Equity-based compensation expense	—	—	7,917	—	—	7,917
Other	—	—	(10)	—	—	(10)
Net loss	—	—	—	—	(43,297)	(43,297)
Balance at September 30, 2022	51,660,854	$52	$765,526	$(936)	$(471,377)	$293,265

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(119,663)	$(95,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,172	2,237
Amortization of debt discount and debt issuance costs	215	573
Loss on disposal of property and equipment	—	32
Equity-based compensation	20,191	21,536
Amortization/accretion of investment securities	(4,417)	(494)
Non-cash operating lease expense	5,546	5,122
Change in operating assets and liabilities:
Prepaid expenses and other current assets	2,817	(1,633)
Other assets	387	(110)
Accounts payable	(2,026)	(2,245)
Accrued expenses	(6,924)	5,322
Operating lease liabilities	(6,117)	(5,460)
Deferred revenue	—	(33,193)
Other liabilities	(58)	(227)
Net cash used in operating activities	(107,877)	(103,787)
Cash flows from investing activities:
Purchases of property and equipment	(71)	(947)
Proceeds from sale of property and equipment	13	—
Purchases of marketable securities	(186,673)	(290,828)
Maturities of marketable securities	253,000	120,000
Net cash provided by (used in) investing activities	66,269	(171,775)
Cash flows from financing activities:
Proceeds from sale of common shares, pre-funded warrants and warrants to purchase common shares, net of issuance costs	5,223	195,315
Proceeds from stock option exercises	819	487
Other	3	—
Net cash provided by financing activities	6,045	195,802
Net decrease in cash, cash equivalents and restricted cash	(35,563)	(79,760)
Cash, cash equivalents and restricted cash, beginning of period	105,773	215,333
Cash, cash equivalents and restricted cash, end of period	$70,210	$135,573
Supplemental disclosure of non-cash items:
Property and equipment purchases in accounts payable and accrued expenses	$—	$112
Supplemental cash flow information:
Cash paid for interest	$4,743	$3,032

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of the Business

Scholar Rock Holding Corporation (the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery and development of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role. As a global leader in transforming growth factor beta (“TGFβ”) superfamily biology, the Company’s novel understanding of the molecular mechanisms of growth factor activation enabled the development of a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target the precursor, or latent, forms of growth factors. The Company’s first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-targeted therapy for the treatment of spinal muscular atrophy (“SMA”). The Company is conducting SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with nonambulatory Type 2 and Type 3 SMA. In September 2023, the Company announced completion of enrollment for the Phase 3 SAPPHIRE trial. In June 2023, the Company announced data from the Phase 2 TOPAZ trial extension period evaluating patient outcomes at 36 months of treatment with apitegromab. In parallel with these activities, the Company plans to initiate a Phase 2 proof-of-concept study with apitegromab in combination with a GLP-1-receptor agonist in obesity in 2024. The Company’s second product candidate, SRK-181, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor (“CPI”) therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies (referred together as anti-PD-(L)1 antibody therapies). SRK-181 is a highly selective inhibitor of the activation of latent transforming growth factor beta-1 (“TGFβ1”) that is being investigated in the Company’s Phase 1 DRAGON proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibodies. The DRAGON trial consists of two parts: Part A (dose escalation of SRK-181 as a single-agent or in combination with an approved anti-PD-(L)1 therapy) and Part B (dose expansion evaluating SRK-181 in combination with an approved anti-PD- (L)1 antibody therapy). Part B includes the following active cohorts: clear cell renal cell carcinoma, head and neck squamous cell carcinoma, urothelial carcinoma, cutaneous melanoma and non-small cell lung cancer. The Phase 1 DRAGON trial is expected to complete enrollment in December 2023. Safety, efficacy and biomarker data were presented in November 2023 at the Society for Immunotherapy of Cancer 38th Annual Meeting. In October 2023, the Company announced plans to expand into cardiometabolic disorders and advance its antimyostatin program with SRK-439, a novel, fully human antimyostatin monoclonal antibody candidate, for evaluation in cardiometabolic disorders, including obesity, towards a potential investigational new drug application (“IND”) submission in 2025. Additionally, the Company continues to create a pipeline of product candidates to deliver novel therapies to underserved patients suffering from a wide range of serious diseases, including neuromuscular disorders, cancer, cardiometabolic disorders, fibrosis, and iron-restricted anemia. The Company was originally formed in May 2012. Its principal offices are in Cambridge, Massachusetts.

Since its inception, the Company’s operations have focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect, as well as establishing the Company’s intellectual property portfolio and performing research and development activities. The Company has primarily financed its operations through various equity financings, including in October 2023 (Note 12), as well as research and development collaboration agreements and the Company’s debt facility (Note 9).

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

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company’s product candidates. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash, cash equivalents, and marketable securities at September 30, 2023 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date these financial statements are issued.

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

Cash, Cash Equivalents and Restricted Cash

The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statement of cash flows (in thousands):

	As of September 30,
	2023	2022
Cash and cash equivalents	$67,598	$133,075
Restricted cash	2,612	2,498
	$70,210	$135,573

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

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022 (in thousands):

	Fair Value Measurements at September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$63,149	$63,149	$—	$—
Marketable securities:
U.S. Treasury obligations	151,037	151,037	—	—
Total assets	$214,186	$214,186	$—	$—

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$98,073	$98,073	$—	$—
Marketable securities:
U.S. Treasury obligations	212,086	212,086	—	—
Total assets	$310,159	$310,159	$—	$—

Cash, cash equivalents and marketable securities are Level 1 assets and include investments in money market funds and U.S. government securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 as of September 30, 2023 and December 31, 2022. There were no transfers of assets between fair value measurement levels during the three and nine months ended September 30, 2023 or 2022.

The carrying amounts reflected in the balance sheets for prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at September 30, 2023 and December 31, 2022, due to their short-term nature.

The Company believes the terms of its debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company's debt approximates its fair value based on Level 3 of the fair value hierarchy.

4. Marketable Securities

The following table summarizes the Company’s investments as of September 30, 2023 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$151,060	$4	$(27)	$151,037
Total available-for-sale securities	$151,060	$4	$(27)	$151,037

The following table summarizes the Company’s investments as of December 31, 2022 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. Treasury obligations	$212,970	$—	$(884)	$212,086
Total available-for-sale securities	$212,970	$—	$(884)	$212,086

The aggregate fair value of marketable securities with unrealized losses was $98.2 million and $212.1 million at September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022, 27 investments and 23 investments, respectively, were in an unrealized loss position. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may not occur until maturity. The Company believes that U.S. Treasury obligations are subject to minimal credit risk. As a result, the Company did not record any charges for credit-related impairments for its available-for-sale securities for the three and nine months ended September 30, 2023.

5. Accrued Expenses

As of September 30, 2023 and December 31, 2022, accrued expenses consist of the following (in thousands):

	As of
	September 30,	December 31,
	2023	2022
Accrued payroll and related expenses	$8,377	$6,800
Accrued external research and development expense	6,167	15,178
Accrued professional and consulting expense	2,028	1,510
Accrued other	825	833
	$17,397	$24,321

6. Common Stock

The Company has had a sales agreement in place during various time periods with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program. Under this program, the Company is able to offer and sell, from time to time at its sole discretion, shares of its common stock through Jefferies as its sales agent. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. The current ATM agreement, established in November 2022, allows for the sale of shares of common stock having an aggregate offering price of up to $100 million. As of September 30, 2023, the Company has sold 619,290 shares, generating net proceeds of $5.2 million, under the ATM program.

The Company has issued pre-funded warrants, as well as warrants as part of its financing activities. Both the pre-funded warrants and warrants meet the conditions for equity classification and are recorded as a component of stockholders’ equity within additional paid-in capital. In June 2022 and November 2020, the Company issued 25,510,205 and 2,179,487 pre-funded warrants, respectively. During the three and nine months ending September 30, 2023, 1,026,893 and 3,320,359, respectively, of the Company’s pre-funded warrants were exercised. As of September 30, 2023, the Company has 24,369,333 pre-funded warrants outstanding. In June 2022, the Company also issued 10,459,181 warrants with an exercise price of $7.35 and as of September 30, 2023, all remain outstanding.

7. Equity-Based Compensation

The Company recorded equity-based compensation expense related to all equity-based awards, which was allocated as follows in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development expense	$2,858	$4,144	$8,341	$10,667
General and administrative expense	4,345	3,773	11,850	10,869
	$7,203	$7,917	$20,191	$21,536

Equity-based compensation during the three and nine months ended September 30, 2022 includes $1.2 million and $1.3 million, respectively, related to the modification of certain equity awards.

The following table summarizes the Company’s unrecognized equity-based compensation expense as of September 30, 2023:

	As of September 30, 2023
	Unrecognized Expense (in thousands)	Weighted Average Remaining Period of Recognition (years)
Restricted Stock Units	$20,192	2.8
Stock Options	35,201	2.5
	$55,393

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the current year:

		Weighted
		Average Grant
	Number of Units	Date Fair Value
Restricted stock units as of December 31, 2022	1,667,522	$14.17
Granted	1,204,437	$9.41
Vested	(516,703)	$14.18
Forfeited	(273,649)	$10.36
Restricted stock units as of September 30, 2023	2,081,607	$11.91

The total fair value of restricted stock units vested during the nine months ended September 30, 2023 was $5.0 million.

Stock Options

The following table summarizes the Company’s stock option activity for the current year:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	6,242,784	$17.12	7.74	$5,835
Granted	2,183,202	$9.38
Exercised	(131,643)	$6.19
Cancelled	(871,931)	$18.16
Outstanding as of September 30, 2023	7,422,412	$14.91	8.08	$2,329
Options exercisable as of September 30, 2023	3,175,533	$18.07	6.91	$1,472

Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the nine months ended September 30, 2023 was $7.20.

The following weighted average assumptions were used in determining the fair value of options granted in the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022
Risk-free interest rate	3.87%	2.99%
Expected dividend yield	0.0%	0.0%
Expected term (years to liquidity)	6.12	5.97
Expected volatility	90.54%	88.47%

8. Commitments and Contingencies

Operating Leases

620 Memorial Facility Lease

In March 2015, the Company entered into a 5-year lease of office and laboratory space for its corporate headquarters (the “Lease”) at 620 Memorial Drive in Cambridge, Massachusetts. The Lease was amended in February 2018, to add additional space (the “Expansion Space”) and to extend the Lease term (the “Amended Lease”). The Amended Lease expired in September 2023. Annual rent payments, including the Expansion Space, increased from $1.4 million to $1.7 million over the term of the Amended Lease. Variable lease payments included the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building.

On October 5, 2020, the Company entered into a Sublease Agreement (the “Sublease”) with Orna Therapeutics, Inc. (the “Subtenant”) to sublease the space covered by the Amended Lease at 620 Memorial Drive, Cambridge, Massachusetts. The Sublease term commenced on February 1, 2021 and ended on August 31, 2023. The Sublease provided for initial annual base rent of approximately $1.9 million. The Subtenant was obligated to pay for certain costs, taxes and operating expenses, subject to certain exclusions. The Sublease was subordinate to that certain Indenture of Lease, dated March 5, 2015, by and between 620 Memorial Leasehold LLC and Scholar Rock, Inc., as amended.

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

Other information related to the Company’s leases (excluding the Company’s sublease income of $0.5 million and $2.0 million for the three and nine months ended September 30, 2023, respectively) is as follows (in thousands, except lease term and discount rate):

	For Three Months Ended	For Nine Months Ended
	September 30,	September 30,
	2023	2023
Lease Cost:
Operating lease cost	$2,169	$6,506
Variable lease cost	589	1,748
Total lease cost	$2,758	$8,254

For Nine Months Ended
September 30,
2023
Other information:
Operating cash flows used for operating leases	$7,076
Weighted average remaining lease term	1.9
Weighted average incremental borrowing rate	7.6%

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2023 and 2022.

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

11. Net Loss per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding, excluding restricted common stock. The weighted average number of common shares used in the basic and diluted net loss per share calculation includes the pre-funded warrants issued in connection with the Company’s November 2020 and June 2022 follow-on offerings as the pre-funded warrants are exercisable at any time for nominal cash consideration. As of September 30, 2023, 3,320,359 pre-funded warrants have been exercised and 24,369,333 pre-

funded warrants remain outstanding. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	Nine Months Ended September 30,
	2023	2022
Restricted stock units	2,081,607	1,707,735
Stock options	7,422,412	6,142,673
Warrants	10,459,181	10,459,181
	19,963,200	18,309,589

12. Subsequent Events

On October 11, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC, and Piper Sandler & Co., as representatives of the several underwriters named therein (the “Underwriters”), relating to the issuance and sale of an aggregate of 12,408,760 shares of the Company’s common stock at $6.85 per share. Pursuant to the Underwriting Agreement, the Company also granted the Underwriters a 30-day option to purchase up to 1,861,314 additional shares in an amount equal to 15% of the securities offered in the public offering (the “Option Shares”) of common stock. The Underwriters exercised in full their option to purchase the Option Shares on October 12, 2023. Total proceeds of the transaction, including the Option Shares were approximately $92.5 million, net of underwriting discounts and estimated offering expenses. The offering closed on October 16, 2023.

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

Based on this proprietary and scalable technology platform, we are building a growing portfolio of novel product candidates with the aim of transforming the lives of patients suffering from a wide range of serious diseases, including neuromuscular disorders, cancer, cardiometabolic disorders, fibrosis and iron-restricted anemia. We have discovered and progressed the development of:

●	Apitegromab, an inhibitor of the activation of latent myostatin, for the treatment of spinal muscular atrophy (“SMA”). We also believe apitegromab could have potential in the treatment of other neuromuscular disorders where the inhibition of myostatin may be beneficial.
●	SRK-181, an inhibitor of the activation of latent transforming growth factor beta-1 (“TGFβ1”), for the treatment of cancers that are resistant to anti-PD-(L)1 antibody therapies.
●	SRK-439, a novel, fully human antimyostatin monoclonal antibody candidate, for evaluation in cardiometabolic disorders, including obesity.
●	Potent and selective inhibitors of the activation of TGFβ for the treatment of fibrotic diseases. We are advancing multiple antibody profiles toward product candidate selection including antibodies that selectively inhibit the activation of latent TGFβ1 in the context of fibrotic extracellular matrix and that avoid perturbing TGFβ1 presented by cells of the immune system.
●	Additional discovery and early preclinical programs related to the selective modulation of growth factor signaling, including bone morphogenetic protein 6 (“BMP6”) and other growth factors.

Our first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-targeted therapy for the treatment of SMA. We are conducting SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with nonambulatory Type 2 and Type 3 SMA (which is estimated to represent the majority of the current prevalent SMA patient population in the U.S. and Europe). In September 2023, we announced that we completed enrollment of SAPPHIRE, with the top-line data readout expected in the fourth quarter of 2024. If successful and if apitegromab is approved, we expect to initiate a commercial product launch in 2025. Apitegromab was evaluated in the Company’s Phase 2 TOPAZ proof-of-concept clinical trial for the treatment of patients with Type 2 and Type 3 SMA. In June 2023, we announced data from the Phase 2 TOPAZ trial extension period evaluating patient outcomes at 36 months of treatment with apitegromab. These data showed that continued treatment with apitegromab over the extended treatment period was associated with substantial and sustained improvement in motor function, as well as improvements in patient-reported outcome measures in patients with nonambulatory Types 2 and 3 SMA receiving survival motor neuron (“SMN”)-targeted therapy. Results on safety, efficacy and patient-reported outcomes such as fatigue, mobility and activities of daily living from TOPAZ were presented at the Cure SMA Research & Clinical Care Meeting. The U.S. Food and Drug Administration (“FDA”) granted Fast Track designation, Rare Pediatric Disease designation and Orphan Drug Designation to apitegromab for the treatment of SMA in May 2021, August 2020 and March 2018, respectively. The European Medicines Agency (“EMA”) granted Priority Medicine (“PRIME”) designation in March 2021 and the European Commission (“EC”) granted Orphan Medicinal Product designation in December 2018 to apitegromab for the treatment of SMA.

We have identified multiple other diseases for which the selective inhibition of the activation of myostatin may offer therapeutic benefit, including additional patient populations in SMA (such as Type 1 SMA and ambulatory SMA) and indications for other neuromuscular disorders outside of SMA.

Our second product candidate, SRK-181, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor (“CPI”) therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies (referred together as anti-PD-(L)1 antibody therapies). SRK-181 is a highly selective inhibitor of the activation of latent TGFβ1 that is being investigated in our Phase 1 DRAGON proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibodies. This two-part clinical trial consists of a dose escalation portion (Part A) and a dose expansion portion evaluating SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy (Part B). Part B commenced in 2021 and includes the following active cohorts: clear cell renal cell carcinoma, head and neck squamous cell carcinoma, urothelial carcinoma, cutaneous melanoma and non-small cell lung cancer. Clinical data, including safety and efficacy results, were presented at the European Society for Medical Oncology Targeted Anticancer Therapies Congress in March 2023. The Phase 1 DRAGON trial is expected to complete enrollment in December 2023. Safety, efficacy and biomarker data were presented in November 2023 at the Society for Immunotherapy of Cancer (“SITC”) 38th Annual Meeting.

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

Since inception, we have incurred significant operating losses. Our net losses were $119.7 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $630.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future in performing our ongoing activities, as we:

●	continue development activities for apitegromab, including the conduct of our Phase 3 SAPPHIRE pivotal clinical trial in SMA, ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies and the extension phase of our Phase 2 TOPAZ clinical trial and the associated drug supply;
●	continue research and development activities for SRK-181, including the conduct of our Phase 1 DRAGON proof-of-concept clinical trial;

●	continue research and development activities for SRK-439, including advancing towards a potential IND submission in 2025;
●	continue to discover, validate and develop additional product candidates through the use of our proprietary platform;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional research, development and business personnel; and
●	continue to build the infrastructure to support our operations as a public company.

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from the sale of products in the near future. If we successfully complete clinical development and obtain regulatory approval for apitegromab, SRK-181, SRK-439 or any of our future product candidates, we may generate revenue in the future from product sales. In addition, if we obtain regulatory approval for apitegromab, SRK-181, SRK-439 or any of our future product candidates, we expect to incur significant expenses related to developing our commercialization capabilities to support product sales, marketing and distribution activities.

Recent Developments

In October 2023, we announced plans to expand into cardiometabolic disorders, including obesity, and advance our antimyostatin program with SRK-439, a novel investigational myostatin inhibitor, towards the potential filing of an IND application in 2025, subject to regulatory feedback. SRK-439, is a fully human monoclonal antibody candidate with targeted specificity for myostatin. In parallel with these activities, we plan to initiate a Phase 2 proof-of-concept study with apitegromab in combination with a GLP-1-RA in obesity in 2024, subject to feedback from regulatory authorities. Data from this clinical trial are expected in mid-2025 and will be used to inform further clinical development of SRK-439.

Also in October 2023, we entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC and Piper Sandler & Co., as representatives of the several underwriters named therein (the “Underwriters”), relating to the issuance and sale of an aggregate of 14,270,074 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase an additional 1,861,314 shares, at a public offering price of $6.85 per share. The offering closed on October 16, 2023, resulting in estimated proceeds of approximately $92.5 million, net of underwriting discounts and estimated offering expenses.

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

The successful development of apitegromab, SRK-181, SRK-439 and any future product candidates is uncertain. Accordingly, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of apitegromab, SRK-181, SRK-439 and any future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of our product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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

A change in the outcome of any of these variables with respect to the development of apitegromab, SRK-181, SRK-439 or any of our future product candidates could significantly change the costs and timing associated with the development of that product candidate.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2023	2022	$	%
Revenue	$—	$—	$—	—%
Operating expenses:
Research and development	30,337	33,392	(3,055)	(9.1)%
General and administrative	13,335	10,470	2,865	27.4%
Total operating expenses	43,672	43,862	(190)	(0.4)%
Loss from operations	(43,672)	(43,862)	190	(0.4)%
Other income (expense), net	1,313	565	748	132.4%
Net loss	$(42,359)	$(43,297)	$938	(2.2)%

Revenue

Revenue was $0 for each of the three months ended September 30, 2023 and September 30, 2022.

Operating Expenses

Research and Development

Research and development expense was $30.3 million and $33.4 million for the three months ended September 30, 2023 and 2022, respectively, a decrease of $3.1 million or 9.1%. The following table summarizes our research and development expense for the three months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2023	2022	$	%
External costs by program
Apitegromab	$10,002	$13,624	$(3,622)	(26.6)%
SRK-181	3,239	4,166	(927)	(22.3)%
Other early development candidates and unallocated costs	1,427	1,730	(303)	(17.5)%
Total external costs	14,668	19,520	(4,852)	(24.9)%
Internal costs:
Employee compensation and benefits	11,389	10,098	1,291	12.8%
Facility and other	4,280	3,774	506	13.4%
Total internal costs	15,669	13,872	1,797	13.0%
Total research and development expense	$30,337	$33,392	$(3,055)	(9.1)%

The decrease in research and development expense was primarily attributable to the following:

●	A decrease in our external research and development costs of $4.9 million, which primarily consisted of:
o	$3.6 million decrease in costs associated with apitegromab primarily due to a decrease in clinical drug supply manufacturing driven by timing of clinical supply, partially offset by clinical trial costs, particularly the conduct of our Phase 3 SAPPHIRE clinical trial and ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies;
o	$0.9 million decrease in costs associated with SRK-181 due to timing of purchases of pembrolizumab which is used in the Phase 1 DRAGON clinical trial; and
o	$0.3 million decrease in other early development candidates and unallocated costs.

●	$1.8 million increase in internal research and development costs, which was primarily driven by an increase in employee compensation and benefits, including salaries, bonus, and temporary support related to increased headcount, partially offset by a decrease in non-cash equity-based compensation expense related to a modification of awards in the prior year.

Total research and development expenses are expected to continue to be substantial, driven by employee compensation costs and development costs associated with our clinical stage programs as we continue to advance our product candidates, including apitegromab through our Phase 3 SAPPHIRE clinical trial, ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies, and the extension phase of our Phase 2 TOPAZ clinical trial in SMA and costs associated with our preclinical programs, including SRK-439. As we complete enrollment of our Phase 1 DRAGON clinical trial, we expect costs of our SRK-181 program to decrease.

General and Administrative

General and administrative expense was $13.3 million and $10.5 million for the three months ended September 30, 2023 and 2022, respectively, an increase of $2.8 million or 27.4%. The increase was primarily associated with employee-related costs including salaries, bonus, payroll taxes, benefits and non-cash equity-based compensation expense related to increased headcount, in addition to an increase in consulting services. We expect general and administrative expense to increase as we continue to invest in commercial readiness activities.

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to an increase in interest income earned due to higher interest rates, partially offset by an increase in interest expense related to the Loan and Security Agreement, also due to higher interest rates.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2023	2022	$	%
Revenue	$—	$33,193	$(33,193)	(100.0)%
Operating expenses:
Research and development	86,939	94,831	(7,892)	(8.3)%
General and administrative	36,324	32,304	4,020	12.4%
Total operating expenses	123,263	127,135	(3,872)	(3.0)%
Loss from operations	(123,263)	(93,942)	(29,321)	31.2%
Other income (expense), net	3,600	(1,305)	4,905	(375.9)%
Net loss	$(119,663)	$(95,247)	$(24,416)	25.6%

Revenue

Revenue was $0 and $33.2 million for the nine months ended September 30, 2023 and 2022, respectively. The revenue for the nine months ended September 30, 2022 was related to the Gilead Collaboration Agreement executed in December 2018. Revenue associated with the research and development and license performance obligations relating to the Gilead Programs was recognized as the research and development services were provided using a cost input method and was fully recognized as of December 31, 2021. In January 2022, upon Gilead’s termination of its option exercise period for all programs, revenue of $33.2 million attributable to the material rights was recognized. All revenue related to the Gilead Collaboration Agreement had been fully recognized by January 31, 2022.

Operating Expenses

Research and Development

Research and development expense was $86.9 million and $94.8 million for the nine months ended September 30, 2023 and 2022, respectively, a decrease of $7.9 million or 8.3%. The following table summarizes our research and development expense for the nine months ended September 30, 2023 and 2022 (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2023	2022	$	%
External costs by program:
Apitegromab	$28,204	$34,484	$(6,280)	(18.2)%
SRK-181	10,905	9,333	1,572	16.8%
Other early programs and unallocated costs	3,492	5,224	(1,732)	(33.2)%
Total external costs	42,601	49,041	(6,440)	(13.1)%
Internal costs:
Employee compensation and benefits	32,023	33,420	(1,397)	(4.2)%
Facility and other	12,315	12,370	(55)	(0.4)%
Total internal costs	44,338	45,790	(1,452)	(3.2)%
Total research and development expense	$86,939	$94,831	$(7,892)	(8.3)%

The decrease in research and development expense was primarily attributable to the following:

●	A decrease in our external research and development costs of $6.4 million, which primarily consisted of:
o	$6.3 million decrease in costs associated with apitegromab primarily due a decrease in clinical drug supply manufacturing driven by timing of clinical supply, partially offset by clinical trial costs, particularly the conduct of our Phase 3 SAPPHIRE clinical trial and ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies;
o	$1.6 million increase in costs associated with SRK-181, due primarily to clinical trial costs related to the Phase 1 DRAGON clinical trial; and
o	$1.7 million decrease in other early development candidates and unallocated costs.

●	$1.5 million decrease in internal research and development costs, which was primarily driven by larger expense in the nine months ended September 30, 2022 associated with the severance expense from the May 2022 restructuring and non-cash equity-based compensation expense, including for modifications of certain equity awards.

Total research and development expenses are expected to continue to be substantial, driven by employee compensation costs and development costs associated with our clinical stage programs as we continue to advance our product candidates, including apitegromab through our Phase 3 SAPPHIRE clinical trial, ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies, and the extension phase of our Phase 2 TOPAZ clinical trial in SMA and costs associated with our preclinical programs, including SRK-439. As we complete enrollment of our Phase 1 DRAGON clinical trial, we expect costs of our SRK-181 program to decrease.

General and Administrative

General and administrative expense was $36.3 million and $32.3 million for the nine months ended September 30, 2023 and 2022, respectively, an increase of $4.0 million or 12.4%. The increase was primarily associated with employee-related costs including salaries, bonus, payroll taxes, benefits and non-cash equity-based compensation expense related to increased headcount, in addition to an increase in consulting services. We expect general and administrative expense to increase as we continue to invest in commercial readiness activities.

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to an increase in interest income earned due to higher interest rates partially offset by an increase in interest expense related to the Loan and Security Agreement, also due to higher interest rates.

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

The following table provides information regarding our total cash, cash equivalents and marketable securities at September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$67,598	$103,275
Marketable securities	151,037	212,086
Total cash, cash equivalents and marketable securities	$218,635	$315,361

During the nine months ended September 30, 2023, our cash, cash equivalents and marketable securities balance decreased by $96.7 million. The decrease was primarily due to cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our product candidates and supported our internal research and development efforts, capital purchases, and interest payments on our debt.

Our current ATM program, established in November 2022, allows for the sale of shares of our common stock having an aggregate offering price of up to $100 million. During the nine months ended and as of September 30, 2023, we sold 619,290 shares of our common stock through sales under our ATM program with Jefferies, LLC, and received $5.2 million in net proceeds, after deducting commissions and fees. In October 2021, we sold 500,000 shares of our common stock through a sale in our prior ATM program (in place between March 2021 and June 2022) and received $13.1 million in net proceeds, after deducting commissions and fees.

On October 11, 2023, we entered into the Underwriting Agreement with J.P. Morgan Securities LLC, and Piper Sandler & Co., as representatives of the several underwriters named therein, relating to the issuance and sale of an aggregate of 12,408,760 shares of our common stock at $6.85 per share. Pursuant to the Underwriting Agreement, we also granted the Underwriters a 30-day option to purchase up to 1,861,314 additional shares in an amount equal to 15% of the securities offered in the public offering (the “Option Shares”) of common stock. The Underwriters exercised in full their option to purchase the Option Shares on October 12, 2023. Total proceeds of the transaction, including the Option Shares were approximately $92.5 million, net of underwriting discounts and estimated offering expenses. The offering closed on October 16, 2023.

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

In December 2018, we entered into the Gilead Collaboration Agreement pursuant to which we conducted research and pre-clinical development activities relating to the diagnosis, treatment, cure, mitigation or prevention of diseases, disorders or conditions, other than in the field of oncology in accordance with a pre-determined research plan. Pursuant to the Gilead Collaboration Agreement, Gilead made non-refundable payments of $80.0 million, including an upfront payment and an equity investment. In December 2019, we achieved a $25.0 million preclinical milestone for the successful demonstration of efficacy in preclinical in vivo proof-of-concept studies, and subsequently received the associated payment in January 2020. Revenue was recognized during the period January 2019 through December 2021, as research and development services were provided. All revenue related to the Gilead Collaboration Agreement had been fully recognized by January 31, 2022, upon the termination of Gilead’s option exercise period (Note 10).

During the nine months ending September 30, 2023, 3,320,359 of the Company’s pre-funded warrants were exercised. As of September 30, 2023, the Company had 24,369,333 pre-funded warrants outstanding.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(107,877)	$(103,787)
Net cash provided by (used in) investing activities	66,269	(171,775)
Net cash provided by financing activities	6,045	195,802
Net decrease in cash, cash equivalents and restricted cash	$(35,563)	$(79,760)

Net Cash Used in Operating Activities

Net cash used in operating activities was $107.9 million for the nine months ended September 30, 2023, and consisted of our net loss of $119.7 million, changes in our assets and liabilities of $11.9 million, partially offset by non-cash adjustments of $23.7 million. The changes in our assets and liabilities includes a $6.9 million change in accrued expenses, mostly related to external research and development expenses. The non-cash adjustments are primarily from equity-based compensation.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $66.3 million for the nine months ended September 30, 2023 compared to net cash used in investing activities of $171.8 million for the nine months ended September 30, 2022. Net cash provided by and used in investing activities for both periods was primarily associated with transactions involving our marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $6.0 million for the nine months ended September 30, 2023 compared to $195.8 million for the nine months ended September 30, 2022. Net cash provided by financing activities for the nine months ended September 30, 2023 was primarily attributable to proceeds from the sale of common stock through our ATM. Net cash provided by financing activities for the nine months ended September 30, 2022 was primarily attributable to net proceeds from an equity offering completed in June 2022.

Funding Requirements

We expect our expenses to be substantial as we continue the research and development of apitegromab in SMA. In addition, if we seek marketing approval for apitegromab, or any of our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect to continue to incur costs related to SRK-181 as we complete enrollment in the Phase 1 DRAGON trial and continue to treat patients who remain on study, as well as the development of our pipeline and preclinical programs, including SRK-439. Furthermore, we expect to continue to incur costs associated with operating as a public company.

We expect that our existing cash, cash equivalents, marketable securities and approximately $92.5 million in net proceeds from the follow-on offering completed in October 2023 will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. However, we will require additional capital in order to complete clinical development and commercialization for each of our current programs. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

●	the costs and timing of developing our product candidates, apitegromab, SRK-181, including our Phase 3 SAPPHIRE clinical trial for apitegromab in SMA, the extension phase of our Phase 2 TOPAZ clinical trial for apitegromab in SMA, ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies, our Phase 1 DRAGON clinical trial for SRK-181, and the costs and timing of conducting future preclinical studies and clinical trials for SRK-439 or any other product candidates;
●	the costs of future manufacturing of apitegromab, SRK-181, SRK-439 and any other future product candidates;
●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
●	the costs of identifying and developing, or in-licensing or acquiring, additional product candidates and technologies;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements, license agreements, or other agreements we might have at such time;
●	the costs of seeking marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and research and development activities;
●	the costs of supporting our infrastructure and facilities, including equipment and physical infrastructure to support our research and development;
●	the costs of operating as a public company; and
●	the impact of adverse global economic conditions on our business, which may exacerbate the magnitude of the factors discussed above.

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

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial and accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

Risks Related to Product Development, Regulatory Approval and Commercialization

●	Product development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of apitegromab, SRK-181, SRK-439, or any future product candidates.
●	The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later-stage clinical trials.
●	Interim, initial and preliminary results from our clinical trials that we announce or publish from time to time may change (e.g. from positive safety or efficacy results to poor or negative safety or efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.
●	The data from our clinical trials, including from any future clinical trials conducted by us or any of our collaborators, may reveal significant adverse events not seen in our preclinical studies or earlier clinical trials and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.
●	We rely on third parties to conduct our clinical trials and to conduct certain aspects of our preclinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may be delayed or unable to receive regulatory approval of or commercialize apitegromab, SRK-181, SRK-439 or any future product candidates, and our business could be materially harmed.
●	We have never commercialized a product and will need to build and scale our business for potential commercialization of apitegromab, including building our compliance, medical affairs and commercial organizations, which, if we are not able to do so successfully could negatively impact our business, including the potential for a successful commercialization of apitegromab.

●	The regulatory approval process for our product candidates in the U.S., EU and other jurisdictions will be lengthy, time-consuming and inherently unpredictable and we may experience significant delays in the clinical development and regulatory approval, if any, of our product candidates.
●	The FDA, EMA or regulatory authorities in other jurisdictions may disagree with our development plans and we may fail to receive or be delayed in receiving regulatory approval of apitegromab, SRK-181, SRK-439 and future product candidates.
●	We have received Orphan Drug designation from the FDA for apitegromab for the treatment of SMA and the EC granted Orphan Medicinal Product designation to apitegromab for the treatment of SMA. We may seek Orphan Drug designation from regulatory authorities in other jurisdictions for apitegromab and Orphan Drug designation from the FDA, EC or regulatory authorities in other jurisdictions for our other product candidates. In any of these instances, we may not receive the requested designation or we may be unable to realize the benefits associated with Orphan Drug designation, including the potential for market exclusivity.
●	Preclinical development is uncertain. Our preclinical programs, such as SRK-439, may experience delays or may never advance to clinical trials, which would adversely affect our ability to develop our product pipeline and receive regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

Risks Related to Manufacturing and Supply

●	Because we rely on third-party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials, and, if approved, commercial materials, may become limited or interrupted or may not be of satisfactory quantity or quality.

Risks Related to Our Business and Operations

●	Our restructuring and the associated workforce reduction announced in May 2022 may not result in anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.
●	We will need to continue to grow our organization in certain areas, including our personnel, systems and relationships with third parties, in order to develop our drug candidates and we may experience difficulties in managing this growth.
●	Our executives and highly skilled technical and managerial personnel are critical to our business. If we have transition in management, lose key personnel, or if we fail to recruit additional highly skilled personnel, our ability to further develop apitegromab, SRK-181, SRK-439 and identify and develop new or next generation product candidates may be impaired.
●	Failure to comply with health care privacy and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operation results and business.

Risks Related to Intellectual Property

●	Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
●	Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Third-

party claims of intellectual property infringement may prevent or delay our product discovery, development, and commercialization efforts.

Risks Related to Our Financial Condition and Capital Requirements

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
●	We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of apitegromab, SRK-181, SRK-439 and any future product candidates.

Risks Related to Our Common Stock

●	The price of our stock is volatile, and you could lose all or part of your investment.

Risks Related to Product Development and Regulatory Approval

Product development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of apitegromab, SRK-181, SRK-439, or any future product candidates.

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

We may experience delays in initiating, progressing or completing our clinical trials. We also may experience numerous unforeseen events during, or as a result of, any clinical trials in process or any future clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize apitegromab, SRK-181, SRK-439, or any future product candidates, including:

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

Apitegromab and SRK-181 are our two clinical-stage product candidates. Patients in our Phase 3 SAPPHIRE clinical trial, ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies, and certain patients remaining in the open-label extension portion of our Phase 2 TOPAZ clinical trial are receiving apitegromab in conjunction with an approved SMN therapy. These patients are reliant on the continued use and availability of such therapies. If access to an approved SMN therapy such as nusinersen or risdiplam becomes limited or is unavailable, we may be forced to pause or stop our ONYX long-term extension, TOPAZ extension or SAPPHIRE trials, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for apitegromab in the trials or reduce the amount of data or confound the data from these trials. Patients in Part B of our ongoing Phase 1

DRAGON clinical trial of SRK-181 in patients with locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibody therapies are receiving SRK-181 in conjunction with an approved anti-PD-(L)1 therapy such as pembrolizumab. If access to the approved anti-PD-(L)1 therapy becomes limited or is unavailable, we may not be able to enroll, or may be delayed in enrolling patients or may be forced to pause or stop our Phase 1 DRAGON clinical trial, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for SRK-181 in the trial. Any delay or suspension of our clinical trials would significantly and adversely affect our business prospects.

The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later-stage trials.

The results of preclinical studies and early-stage clinical trials may not be predictive of the results of future, later-stage clinical trials. Preclinical studies and early-stage clinical trials are primarily designed to study PK and PD, understand the side effects of product candidates, and evaluate various doses and dosing schedules. Our current or future product candidates may demonstrate different chemical, biological and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Product candidates in later-stages of clinical trials may fail to show desired pharmacological properties or produce positive safety and efficacy results despite having progressed through preclinical studies and early-stage clinical trials. We completed a Phase 1 clinical trial for apitegromab in healthy adult volunteers and we completed the treatment period of our Phase 2 TOPAZ clinical trial for the treatment of patients with Type 2 and Type 3 SMA. In June 2023, we announced data from the Phase 2 TOPAZ trial extension period evaluating patient outcomes at 36 months of treatment with apitegromab. These data show that continued treatment with apitegromab over the extended treatment period was associated with substantial and sustained improvement in motor function, as well as improvements in patient-reported outcome measures in patients with nonambulatory Types 2 and 3 SMA receiving SMN-targeted therapy. Results on safety, efficacy and patient-reported outcomes such as fatigue, mobility and activities of daily living from TOPAZ were presented at the 2023 Cure SMA Research & Clinical Care Meeting. In January 2022, we initiated our Phase 3 SAPPHIRE clinical trial of apitegromab for the treatment of patients with Type 2 and Type 3 SMA and in September 2023, we announced completion of trial enrollment. We expect the top-line data readout for the SAPPHIRE trial in the fourth quarter of 2024. Clinical data from our Phase 1 DRAGON trial in cancer immunotherapy, including safety and efficacy results, were presented at the European Society for Medical Oncology Targeted Anticancer Therapies Congress in March 2023. Safety, efficacy and biomarker data were presented in November 2023 at the Society for Immunotherapy of Cancer (“SITC”) 38th Annual Meeting. We cannot assure you that the Phase 3 SAPPHIRE clinical trial, the Phase 1 DRAGON trial or any other future clinical trials of apitegromab or SRK-181 will show positive results. There can be no assurance that any of our current clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There can also be no assurance that any of our future clinical trials will show similar results to our earlier clinical trials or support further development or registration of any of our product candidates. There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical development even after achieving promising results in earlier studies, and any such setbacks in our clinical development could have a material adverse effect on our business and operating results.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including due to the impacts of current macroeconomic and geopolitical events, including the 2022 Russian invasion of Ukraine. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:

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

We rely on third parties to conduct our clinical trials and certain aspects of our preclinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may be delayed or unable to receive regulatory approval of or commercialize apitegromab, SRK-181, SRK-439, or any future product candidates, and our business could be materially harmed.

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

The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, promotion and distribution of drug products, including biologics, are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities outside the U.S. We are not permitted to market any biological product in the U.S. until we receive a biologics license from the FDA. We have not previously submitted a BLA to the FDA or similar marketing application to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. A BLA must also include significant information regarding the chemistry, manufacturing, and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection as well as certain key clinical sites conducting our clinical trials.

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

The FDA, EMA or regulatory authorities in other jurisdictions may disagree with our development plans and we may fail to receive or be delayed in receiving regulatory approval of apitegromab, SRK-181, SRK-439 and future product candidates.

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

We have received Orphan Drug designation from the FDA for apitegromab for the treatment of SMA and the EC granted Orphan Medicinal Product designation to apitegromab for the treatment of SMA. We may seek Orphan Drug designation from regulatory authorities in other jurisdictions for apitegromab and Orphan Drug designation from the FDA, EC or regulatory authorities in other jurisdictions for our other product candidates. In any of these instances, we may not receive the requested designation or we may be unable to realize the benefits associated with Orphan Drug designation, including the potential for market exclusivity.

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

If apitegromab, SRK-181, SRK-439 or any future product candidate we develop receives marketing approval, whether as a single agent or in conjunction with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. For example, doctors may deem it sufficient to treat patients with SMA with an SMN therapy such as nusinersen or risdiplam, and therefore will not be willing to utilize apitegromab in conjunction with such SMN therapy. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

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

Preclinical development is uncertain. Our preclinical programs, such as SRK-439, may experience delays or may never advance to clinical trials, which would adversely affect our ability to develop our product pipeline and receive regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

We have two product candidates, apitegromab and SRK-181, and may not nominate any other product candidates for any of our programs. Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support our planned INDs in the U.S., or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical studies or of the timing of any planned IND submission to the FDA or similar applications in other jurisdictions, and cannot predict if the FDA, EMA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs, such as our potential IND for SRK-439 in 2025, on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA, the competent authorities and/or ethics committees in the EU Member States or other regulatory authorities allowing clinical trials to begin.

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

We rely on third-party contract manufacturers to manufacture some of our preclinical product candidate supplies and rely on third-party contract manufacturers to manufacture all of our clinical trial product supplies and, if approved, will rely on third-party contract manufacturers to manufacture all of our commercial product supplies, including all of our drug substance, vialing, labeling, and packaging. We do not own manufacturing facilities for producing any clinical trial or commercial product supplies. There can be no assurance that our preclinical, clinical development, and, if approved, commercial product supplies will not be limited or interrupted, including as a result of impacts of current macroeconomic and geopolitical events, including changing conditions from the 2022 Russian invasion of Ukraine, increasing rates of inflation, rising interest rates, or that our product supplies will be of satisfactory quality or continue to be available at acceptable prices. For example, we rely on a single source supplier for the manufacture of drug substance for apitegromab and SRK-181. In addition, the extent to which current macroeconomic and geopolitical events impact our ability to procure sufficient supplies for the development of apitegromab, SRK-181, SRK-439 or future product candidates will depend on the changing rates of inflation and interest rates, the 2022 Russian invasion of Ukraine, as well as other factors outside of our control. Any replacement of our current drug substance contract manufacturer would require significant resources, lead time and expertise because there may be a limited number of qualified replacements.

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

We expect to continue to rely on third-party manufacturers if we receive regulatory approval for apitegromab, SRK-181, SRK-439 or any future product candidate. To the extent that we have existing, or in the future enter into, manufacturing arrangements with third parties, we will depend on these third parties to perform their obligations in a timely manner consistent with contractual and regulatory requirements, including those related to quality control and assurance. If we are unable to obtain or maintain third-party manufacturing for product candidates, or to do so on commercially reasonable terms, we may not be able to develop and commercialize our product candidates successfully. Our or a third-party’s failure to execute on our manufacturing requirements and comply with cGMP could adversely affect our business in a number of ways, including:

●	an inability to initiate or continue clinical trials for apitegromab, SRK-181, SRK-439 or of future product candidates under development;

●	delay in submitting regulatory applications, or receiving regulatory approvals, for apitegromab, SRK-181, SRK-439 or future product candidates;
●	loss of the cooperation of an existing or future collaborator;
●	subjecting third-party manufacturing facilities or our manufacturing facilities to additional inspections by regulatory authorities;
●	requirements to cease distribution or to recall batches of apitegromab, SRK-181, SRK-439 or future product candidates; and
●	in the event of approval to market and commercialize apitegromab, SRK-181, SRK-439 or a future product candidate, an inability to meet commercial demands for our products.

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

In order to continue to conduct later-stage clinical trials with apitegromab, SRK-181, SRK-439 or any of our future product candidates, or, if approved, produce commercial product, we will need to manufacture such product candidate in large quantities. We, or any manufacturing partners, may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality-control issues may arise during scale-up activities. If we, or any manufacturing partners, are unable to successfully scale-up the manufacture of our product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not received, which could significantly harm our business.

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

As our clinical development plans and strategies continue to develop and expand, we expect we will need to hire additional managerial, clinical development, scientific, regulatory, and administrative personnel. Our ability to compete in the highly competitive oncology and immuno-oncology fields depends upon our ability to attract and retain highly qualified specialized personnel. If apitegromab and SRK-181 approach commercialization, we will also need to hire sales, marketing and other commercial personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;
●	managing our development efforts effectively, including the clinical and regulatory review process for apitegromab, SRK-181, SRK-439, and any future product candidates, while complying with our contractual obligations to contractors and other third parties; and
●	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize apitegromab, SRK-181, SRK-439 and future product candidates, if approved, will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on third parties, advisors and consultants to provide certain services, including CROs, contract manufacturers and companies focused on antibody development and discovery activities. There can be no assurance that the services of third parties, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality, accuracy or quantity of the services provided is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to receive, or may be substantially delayed in receiving, regulatory approval of apitegromab, SRK-181, SRK-439 or future product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for a limited number of qualified personnel in the biopharmaceutical space, especially those engaged in oncology and immuno-oncology. In this highly competitive market, there may be increased costs to attract and retain qualified personnel. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we have to offer. If we are not able to offer competitive compensation or appealing opportunities for high quality candidates, we may not be able to attract or retain qualified candidates and personnel. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize apitegromab, SRK-181, SRK-439 or any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our executives and highly skilled technical and managerial personnel are critical to our business. If we have transition in management, lose key personnel, or if we fail to recruit additional highly skilled personnel, our ability to further develop apitegromab, SRK-181, SRK-439 and identify and develop new or next generation product candidates may be impaired.

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

We have outsourced significant parts of our IT and business infrastructure to third-party providers, and we currently use these providers to perform business critical IT and business services for us. Despite the implementation of security measures, our computer systems, whether they are managed by us directly or by the third parties with whom we contract, and those of our existing and future CROs, and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. Our increased reliance on personnel working from home may increase our cyber security risk, create data accessibility concerns, and make us more susceptible to workforce and communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other agencies and contractors. For example, the loss of preclinical or clinical data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of apitegromab, SRK-181 and SRK-439 and to conduct preclinical studies and clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of apitegromab, SRK-181, SRK-439 and future product candidates could be delayed.

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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws and regulations of the FDA, EU Member States, EMA and other similar foreign regulatory bodies; provide true, complete and accurate information to the FDA, EMA and other similar foreign regulatory bodies; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we receive FDA approval of apitegromab, SRK-181, SRK-439 or any future product candidates and begin commercializing those products in the U.S., our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by our employees, independent contractors, consultants, commercial partners and vendors, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of civil, criminal and administrative penalties, damages, monetary fines, individual imprisonment, disgorgement, possible exclusion from participation in government healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and the curtailment of our operations, any of which could adversely affect our ability to operate our business, financial condition and results of operations.

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

Failure to comply with health care privacy and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business.

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

We face an inherent risk of product liability as a result of testing apitegromab, SRK-181, SRK-439 and any of our future product candidates in clinical trials and will face an even greater risk if we commercialize any products, if approved. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Our office and laboratory facilities are located in Cambridge, Massachusetts. Any unplanned event, such as flood, fire, explosion, earthquake, extreme weather condition, medical epidemics, power shortage, telecommunication failure or other natural or manmade accidents or incidents that result in us being unable to fully utilize our facilities, the facilities at any clinical trial site, or the manufacturing facilities of our third-party contract manufacturers, may have a material and adverse effect on our ability to operate our business, particularly on a daily basis, and have significant negative consequences on our financial and operating conditions. Loss of access to these facilities may result in increased costs, delays in the development of apitegromab, SRK-181, SRK-439 and future product candidates or interruption of our business operations. If a natural disaster, outbreak of disease, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as our research facilities, our clinical trial sites or the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.

Global events, including global health concerns could also result in social, economic, and labor instability in the countries in which we operate or where the third parties with whom we engage, including our clinical trial sites and manufacturing facilities of our third-party contract manufacturers, operate. Unforeseen global events, such as increasing inflation and interest rates and the related U.S. and global economic impact or the 2022 Russian invasion of Ukraine, could adversely impact our business. For example, we are conducting SAPPHIRE, our Phase 3 clinical trial and, ONYX, our long-term extension clinical trial of apitegromab in the U.S. and EU, and regional instability caused by the 2022 Russian invasion of Ukraine could adversely affect the conduct of our clinical trials. Such conflicts could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyberattacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business.

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

The success of our product candidates, apitegromab and SRK-181, and future product candidates such as SRK-439, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, apitegromab, SRK-181, SRK-439 or future product candidates or assure that coverage and reimbursement will be available for any product that we may develop. See the sections in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 entitled “Business– Government Regulation – Coverage and Reimbursement” and “Business–Government Regulation–Current and Future Healthcare Reform Legislation.”

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

We intend to seek approval to market our product candidates in both the U.S. and in selected foreign jurisdictions. If we receive approval in one or more foreign jurisdictions for apitegromab, SRK-181, SRK-439 or future product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of medicinal products is subject to governmental control and other market regulations which could put pressure on the pricing and usage of our product candidates. In these countries, pricing negotiations with governmental authorities can take considerable time after receiving marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.

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

We may seek to enter into collaborations in the future with third parties, including for apitegromab, SRK-181, SRK-439 or potential product candidates. If we are unable to enter into such collaborations, or if these collaborations are not successful, our business could be adversely affected.

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

The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. Unforeseen global events such as the 2022 Russian invasion of Ukraine, and sanctions or actions relating to such events, could affect our ability to file, prosecute, maintain, and/or defend patents and applications in those markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors or licensees.

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

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and other development activities in the U.S. is protected under the Safe Harbor exemption as set forth in 35 U.S.C. § 271. If and when apitegromab, SRK-181, or another one of our product candidates is approved by the FDA, that certain third-party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we are not aware of any claims of such a patent that could otherwise materially adversely affect commercialization of our product candidates, we may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms, or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

As another example, in Europe, a new unitary patent system became effective in June 2023, which may significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

We are a biopharmaceutical company formed in 2012 and our operations to date have been focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. We have not yet demonstrated the ability to progress any of our product candidates through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the nine months ended September 30, 2023 and 2022, we reported a net loss of $119.7 million and $95.2 million, respectively. As of September 30, 2023, we had an accumulated deficit of $630.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, apitegromab, SRK-181, SRK-439, and any future product candidates.

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

We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of apitegromab, SRK-181, SRK-439 and any future product candidates.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, including clinical trials for apitegromab and SRK-181 and preclinical studies and clinical trials for SRK-439 and any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of September 30, 2023, we had approximately $218.6 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents, marketable securities and approximately $92.5 million in net proceeds from the follow-on offering completed in October 2023 will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2025. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Additionally, any program setbacks or delays due to changes in federal or state laws or clinical site or clinical vendor policies as a result of the impacts of current macroeconomic and geopolitical events, including changing conditions from the 2022 Russian invasion of Ukraine, increasing rates of inflation and rising interest rates could impact our programs and increase our expenditures. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the initiation, progress, timing, completion, costs and results of clinical trials for apitegromab and SRK-181 and preclinical studies and clinical trials for SRK-439 and any future product candidates;
●	the clinical development plans we establish for our product candidates;
●	the number and characteristics of product candidates that we identify and develop;
●	the terms of any collaboration, strategic alliance, or licensing agreements we are currently party to or may choose to enter into in the future;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA, the EMA, and other comparable foreign regulatory authorities;
●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
●	the effect of competing technological and market developments;
●	the cost and timing of developing research cell lines and development and completion of commercial scale outsourced manufacturing activities;
●	the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors resulting from pandemics or similar public health crisis or macroeconomic conditions; and
●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for apitegromab, SRK-181, SRK-439 or any future product candidate at an earlier stage than otherwise would be desirable or relinquish our rights to product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of apitegromab, SRK-181, SRK-439 or one or more of our future product candidates or other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

As of September 30, 2023, the fair value of our cash equivalents and investments in our marketable debt securities portfolio was approximately $214.2 million and consisted primarily of investments in money market funds and U.S. government securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

As of September 30, 2023, we had $0.1 million in net unrealized losses in our marketable securities available-for-sale portfolio, and unrealized losses in our securities portfolio may increase in the future due to the aforementioned economic factors. While our goal is to hold each security until maturity, that may not be possible in light of our policy to preserve capital and liquidity and because investment in securities with unrealized losses has a diminished utility as a source of liquidity prior to maturity. Selling securities with an unrealized loss would result in the realization of such losses, which could have an adverse effect on our financial condition and results of operations.

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

As of September 30, 2023, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 20.4% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Commencing December 31, 2023, we will no longer be an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies will no longer apply to us.

We are currently an Emerging Growth Company (“EGC”), as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), but will no longer qualify for such status commencing December 31, 2023. We will be subject to certain disclosure requirements that are applicable to other public companies that have not been applicable to us as an emerging growth company. These requirements include:

●	to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting. We may also be required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis. See Risk Factor titled " We expect to continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.” for additional information on this requirement;
●	additional disclosure obligations regarding executive compensation in our periodic reports and proxy statements;
●	compliance with the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved; and
●	compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements.

See Risk Factor titled "We are and expect to continue to be a “smaller reporting company” as defined in the Exchange Act, and have elected and expect to continue to elect to take advantage of certain of the scaled disclosures available to smaller reporting companies, including reduced disclosure obligations regarding executive compensation” for additional information on scaled disclosure requirements.

We are and expect to continue to be a “smaller reporting company” as defined in the Exchange Act, and have elected and expect to continue to elect to take advantage of certain of the scaled disclosures available to smaller reporting companies, including reduced disclosure obligations regarding executive compensation.

We are and expect to continue to be a “smaller reporting company” as defined in the Exchange Act, and have elected and expect to continue to elect to take advantage of certain of the scaled disclosures available to smaller reporting companies, including reduced disclosure obligations regarding executive compensation. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company also mean our auditors are not required to audit our internal control over financial reporting for so long as we report less than $100 million in annual revenues for the most recent fiscal year and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock price may be more volatile. We will remain a smaller reporting company until our public float exceeds $250 million or our annual revenues exceed $100 million with a public float greater than $700 million.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we will be required to furnish a report by our management on our internal control over financial reporting. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the date we report at least $100 million in annual revenues and have a public float of at least $75 million for the most recent fiscal year or have a public float of at least $700 million for the most recent fiscal year. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction to the trading price of our common stock in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

As of September 30, 2023, approximately 10,459,181 shares of our common stock were reserved for issuance upon exercise or conversion of outstanding warrants. Additionally, 9,504,019 shares of our common stock were reserved for issuance upon exercise of outstanding stock options and vested restricted stock units. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price. As of September 30, 2023, we also have 24,369,333 shares of our common stock reserved for issuance upon exercise of pre-funded warrants, which are already included in our calculation of our weighted average common shares outstanding.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

The sales of a substantial number of the shares and/or the exercise and sale of a substantial number of the pre-funded warrants in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the sale of substantial amounts of our common stock could adversely impact the price of our common stock. The sale, or the availability for sale, of a large number of shares of our common stock in the public market could cause the price of our common stock to decline. As of September 30, 2023, 3,320,359 of the 27,689,692 pre-funded warrants have been exercised.

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

From January 1, 2023 through September 30, 2023, we have sold 619,290 shares of common stock through the Jeffries sales agreement.

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

SCHOLAR ROCK HOLDING CORPORATION

Date: November 7, 2023	By:	/s/ Jay T. Backstrom
Jay T. Backstrom President and Chief Executive Officer (Principal Executive Officer)
Date: November 7, 2023	By:	/s/ Edward H. Myles
Edward H. Myles Chief Operating Officer & Chief Financial Officer (Principal Financial and Accounting Officer)