Form 10-K
period 2023-12-31
Scholar Rock Holding Corp
filed 2024-03-19
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of June 30, 2023, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $158.3 million based on the closing price of the registrant’s common stock on June 30, 2023. The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

As of March 14, 2024, there were 77,866,281 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”), including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the success, cost and timing of clinical trials for apitegromab (such as our Phase 3 SAPPHIRE clinical trial) and SRK-181, including the progress, completion, timing of results, and actual results of our clinical trials;
●	the timing, scope, or likelihood of our ability to obtain and maintain regulatory approval from the U.S. Food and Drug Administration (“FDA”), the European Commission (“EC”) and other regulatory authorities for apitegromab following completion of our Phase 3 SAPPHIRE clinical trial, and any related restrictions, limitations or warnings in the label of any approval for apitegromab;
●	our success in identifying and executing a development program for our preclinical product candidates, including SRK-439 and identifying additional product candidates from our preclinical programs and research pipeline;
●	our success in identifying and executing development programs for additional indications for apitegromab and SRK-181;
●	the clinical utility of our product candidates and their potential advantages over other therapeutic options;
●	our ability to obtain, generally or on terms acceptable to us, funding for our operations, including funding necessary to complete further development and, upon successful development, if approved, commercialization of apitegromab, SRK-181, SRK-439 or any of our future product candidates;
●	our ability to retain our executives and highly skilled technical and managerial personnel, which could be affected due to any transition in management, or if we fail to recruit additional highly skilled personnel;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection and our ability to operate our business without infringing on the intellectual property rights of others;
●	our ability, through third party manufacturers to successfully manufacture our product candidates for clinical trials and for commercial use, if approved;
●	our ability to successfully build a commercial infrastructure to launch and market apitegromab, or otherwise provide access to apitegromab, if and when it is approved or receives pricing or reimbursement approval;
●	our ability to establish or maintain collaborations or strategic relationships;
●	our expectations relating to the potential of our proprietary platform technology;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in combination with others;

●	the impact of new laws and regulations or amendments to existing laws and regulations in the United States and foreign countries;
●	risks associated with the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, economic sanctions and economic slowdowns or recessions or public health pandemics;
●	developments and projections relating to our competitors and our industry;
●	our estimates and expectations regarding cash, cash reserves, and expense levels, future revenues, capital requirements and needs for additional financing, including our expected use of proceeds from our public offerings, and liquidity sources;
●	our expectations regarding the period during which we qualify as a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934; and
●	other risks and uncertainties, including those listed under the caption Part II, Item 1A “Risk Factors”.

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

PART I

Item 1. Business

I. Overview

We are a late-stage biopharmaceutical company focused on the discovery, development and delivery of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role. As a global leader in transforming growth factor beta (“TGFβ”) superfamily biology, our novel understanding of the molecular mechanisms of growth factor activation enabled us to develop a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target the precursor, or latent, forms of growth factors. By targeting the signaling proteins at the cellular level and acting in the disease microenvironment, we believe we may avoid the historical dose-limiting safety challenges associated with inhibiting growth factors for therapeutic effect. We believe our focus on biologically validated growth factors may facilitate a more efficient development path.

Based on this proprietary and scalable technology platform, we are building a growing portfolio of novel product candidates with the aim of transforming the lives of patients suffering from a wide range of serious diseases, including neuromuscular disorders, cardiometabolic disorders, cancer, fibrosis and iron-restricted anemia. We have discovered and progressed the development of:

●	Apitegromab, an investigational, fully human monoclonal antibody that inhibits myostatin activation by selectively binding the pro- and latent forms of myostatin in skeletal muscle and is being developed for the treatment of spinal muscular atrophy (“SMA”). We also believe apitegromab could have potential in the treatment of other neuromuscular disorders where the inhibition of myostatin may be beneficial.
●	SRK-439, a novel, preclinical, investigational myostatin inhibitor that has high invitro affinity for pro- and latent myostatin and maintains myostatin specificity and is being developed for the treatment of cardiometabolic disorders.
●	SRK-181, an inhibitor of the activation of latent transforming growth factor beta-1 (“TGFβ1”), that is being developed for the treatment of cancers that are resistant to anti-PD-(L)1 antibody therapies.
●	Potent and selective inhibitors of the activation of TGFβ for the treatment of fibrotic diseases. We are advancing multiple antibody profiles toward product candidate selection including antibodies that selectively inhibit the activation of latent TGFβ1 in the context of fibrotic extracellular matrix and that avoid perturbing TGFβ1 presented by cells of the immune system.
●	Additional discovery and early preclinical programs related to the selective modulation of growth factor signaling including bone morphogenetic protein 6 (“BMP6”) and other growth factors.

Our first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-targeted therapy for the treatment of SMA. We are conducting SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with nonambulatory Type 2 and Type 3 SMA (which is estimated to represent the majority of the current prevalent SMA patient population in the U.S. and Europe). We completed enrollment of SAPPHIRE in 2023, with the top-line data readout expected in the fourth quarter of 2024. If successful and if apitegromab is approved, we expect to initiate a commercial product launch in 2025.

Apitegromab was evaluated in our Phase 2 TOPAZ proof-of-concept clinical trial for the treatment of patients with Type 2 and Type 3 SMA. Positive 12-month top-line results were initially announced in April 2021. We have subsequently presented data from the TOPAZ trial over 24-months (June 2022) and 36-months (July 2023), which showed that continued treatment with apitegromab over the extended period was associated with substantial and sustained improvement in motor function and patient-reported outcomes (via caregiver proxy)in patients with nonambulatory

Types 2 and 3 SMA receiving an SMN therapy (see “Phase 2 TOPAZ Trial Analysis” below). Additionally, we have a long-term extension study, ONYX, for patients from both the TOPAZ and SAPPHIRE studies, who are receiving apitegromab in conjunction with an approved SMN therapy. The FDA granted fast track designation, rare pediatric disease designation and orphan drug designation to apitegromab for the treatment of SMA in May 2021, August 2020 and March 2018, respectively. The European Medicines Agency (“EMA”) granted Priority Medicines (“PRIME”) designation in March 2021 and the EC granted orphan medicinal product designation in December 2018 to apitegromab for the treatment of SMA.

In October 2023, we announced an expansion of our therapeutic focus into cardiometabolic disorders by advancing our anti-myostatin program with SRK-439, a novel, fully human anti-myostatin monoclonal antibody, for evaluation in cardiometabolic disorders, including obesity. We are developing SRK-439 towards a potential investigational new drug application (“IND”) submission in 2025. To inform the development of SRK-439, we plan to initiate a Phase 2 proof-of-concept trial of apitegromab in combination with GLP-1 receptor agonist (GLP-1 RA) in 2024 with data expected in mid-2025.

Our second product candidate, SRK-181, a highly selective inhibitor of the activation of latent TGFβ, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor therapies (“CPI therapies”), such as anti-PD-1 or anti-PD-L1 antibody therapies (referred to together as anti-PD-(L)1 antibody therapies). SRK-181 was evaluated in our Phase 1 DRAGON proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibody therapies. We completed enrollment of the DRAGON trial in December 2023. This two-part clinical trial consists of a dose escalation portion (Part A) and a dose expansion portion evaluating SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy (Part B). Part B commenced in 2021 and includes the following active cohorts: urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, clear cell renal cell carcinoma (“ccRCC”) and head and neck squamous cell carcinoma (“HNSCC”). Safety, efficacy and biomarker data were presented in November 2023 at the Society for Immunotherapy of Cancer (“SITC”) 38th Annual Meeting. We believe that the DRAGON trial achieved its study objectives by showing objective, durable clinical responses in patients with ccRCC resistant to PD-1 therapy above what is expected from continuing PD-1 alone. We expect to present emerging data from the DRAGON trial at medical meetings in the future.

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

Our innovative approach is rooted in our structural biology insights into the mechanism by which certain growth factors are activated in close proximity to the cell surface. We integrate these insights with sophisticated protein expression, monoclonal antibody discovery capabilities, and assay development to test the characteristics of our monoclonal antibodies. We believe our proprietary platform can address the challenges of treating diseases in which growth factors play a fundamental role by:

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

II.Our Approach and Proprietary Platform

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

Our approach to the discovery and development of growth factor targeted drugs is new and different from traditional approaches. Our approach of targeting the precursor, or latent forms of growth factors is based on the breakthrough discovery by the laboratory of our cofounder, Timothy A. Springer, Ph.D. of Harvard Medical School and Boston Children’s Hospital.

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

We believe that there are several important advantages to our approach of targeting the precursor, or latent, forms of growth factors over conventional therapeutic approaches, which inhibit mature growth factors or their receptors systemically throughout the body:

●	targeting the latent precursor allows intervention at the site of action, within the microenvironment of the diseased tissue. Because our antibodies specifically bind the latent forms of the growth factors, we can prevent the activation of the growth factors. Given that many growth factors act primarily within the microenvironment where they are activated, as opposed to exerting their effects systemically, we believe that prevention of activation is a preferred mode of action for achieving improved outcomes. In contrast, traditional approaches to targeting growth factor signaling are focused on inhibiting the growth factor after it has been activated and released systemically;
●	targeting the latent precursor allows heightened selectivity among structurally related growth factors, which we believe could limit off target effects. For example, two members of the TGFβ superfamily, myostatin and GDF11, are 90% identical in their growth factor domains. Therefore, many of the traditional inhibitors that target myostatin also inadvertently inhibit GDF11. Similarly, most of the known inhibitors of TGFβ are paninhibitors, meaning that they do not distinguish among the three isoforms of TGFβ, namely, TGFβ1, TGFβ 2 and TGFβ3. Despite the sequence similarities of the active forms of these growth factors, their cages are structurally diverse. We have been able to harness this diversity to generate antibodies that specifically bind the inactive growth factor precursors and inhibit activation of a particular growth factor of interest, but not others that are closely related; and
●	targeting these precursor forms in the disease microenvironment, we believe we can interfere with the disease process while minimizing the effects on the normal physiological processes mediated by growth factors.

To enable our novel approach, we have built a proprietary platform that is rooted in our structural biology insights into activation of latent growth factor precursors. We integrate these insights with sophisticated protein expression, monoclonal antibody discovery capabilities, and assay development to test the characteristics of our monoclonal antibodies. In addition to this know-how, our proprietary platform is covered by patents projected to expire well into the 2030s, excluding any patent term adjustments or extensions. The key elements of our proprietary platform include the following:

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

III.Our Expertise

We have assembled an experienced management team, board of directors, and scientific founders who bring extensive industry experience to our company. The members of our team have deep experience in discovering, developing and commercializing therapeutics, having worked at companies such as: Acceleron Pharma, Inc.; Alnylam Pharmaceuticals, Inc.; AMAG Pharmaceuticals, Inc.; Celgene Corporation; Foundation Medicine, Inc.; and Novartis Pharmaceuticals. We were founded by internationally respected scientists, Drs. Timothy A. Springer and Leonard I. Zon of Harvard Medical School and Boston Children’s Hospital.

IV.Our Strategy

Using our proprietary platform to unlock the therapeutic potential of targeting growth factor signaling in the disease microenvironment, our goal is to deliver novel therapies to underserved patients suffering from a wide range of serious diseases, including neuromuscular disorders, cardiometabolic disorders, cancer, fibrosis and iron-restricted anemia. To achieve this goal, we plan to:

●	Continue advancing apitegromab in SMA to characterize its potential to offer meaningful benefit to patients. We are developing our first product candidate, apitegromab, for the treatment of patients with SMA. By targeting the latent form of myostatin and specifically inhibiting its activation in muscle, we believe apitegromab holds considerable promise in improving motor function in patients with SMA. We are conducting SAPPHIRE, a pivotal Phase 3 trial to evaluate the efficacy and safety of apitegromab in patients with nonambulatory Type 2 and Type 3 SMA being treated with survival motor neuron (“SMN”) therapy (e.g., therapies that upregulate the expression of SMN, such as SMN splicing modulators).
●	Identify the next indication(s) for apitegromab. Our goal is to maximize the value of apitegromab by exploring its potential across SMA types and in other myostatin-related indications. We believe that the role of apitegromab as a muscle-targeted therapy could have broad potential beyond SMA, spanning multiple muscle disorders in which fast-twitch fibers may play an important role in motor function. There is also increasing recognition of the important role of skeletal muscle in modulating metabolic physiology, highlighting a potential therapeutic opportunity for myostatin blockade. We have efforts underway to evaluate these opportunities, including preclinical and translational research, development path assessments, and commercial evaluations.
●	Leverage anti-myostatin expertise to expand into cardiometabolic disorders. Muscle plays a key role in metabolic functions and energy homeostasis. Leveraging the effect of anti-myostatin on increasing muscle mass and our expertise in selectively targeting anti-myostatin, we have been developing myostatin-selective inhibitors to address cardiometabolic disorders, including obesity. Our platform has generated multiple anti-myostatin antibodies, including apitegromab, that selectively target pro- and latent forms of myostatin. SRK-439, a novel anti-myostatin antibody in preclinical development by us, has attractive properties, including high in vitro affinity for pro- and latent myostatin, maintenance of myostatin specificity (i.e., no GDF11 or Activin-A binding), and robust in vivo efficacy in preclinical models. We believe the selectivity of these product candidates enables a favorable risk-benefit profile for patients with cardiometabolic disorders.

●	Advance our TGFβ1 product candidate, SRK-181, through clinical proof-of-concept. Our second antibody program is focused on the discovery and development of potent and selective inhibitors of the activation of latent TGFβ1. We believe that the selectivity of SRK-181, as observed in preclinical studies, is a significant differentiator in our efforts to address the historical dose-limiting safety challenges resulting from non-selectively inhibiting multiple isoforms that activate the TGFβ signaling pathway. We have completed enrollment of the Phase 1 proof-of-concept clinical trial of SRK-181 in patients with locally advanced or metastatic solid tumors that are experiencing resistance to anti-PD-(L)1 antibody therapy. Data from the DRAGON trial supports proof-of-concept for SRK-181 in heavily pre-treated patients with ccRCC resistant to anti-PD-(L)1 therapy. Additionally, we believe that SRK-181 has the potential to address unmet medical needs in other oncology indications, and we will endeavor to maximize the value of this product candidate.
●	Continue to leverage our proprietary platform to expand our pipeline beyond current lead programs. We will continue to leverage and expand our proprietary platform to selectively target the activation of additional growth factors, both within and beyond the TGFβ superfamily. Given the established role of signaling by protein growth factors in numerous diseases, we believe that these efforts could result in new opportunities to treat diseases with unmet medical need. In order to support our pipeline expansion and intention to be the leader in the field of growth factor-targeted drug development, we are investing in the technologies supporting our proprietary platform. We have designed a proprietary, state of the art, antibody display library to more efficiently identify differentiated candidate antibodies. Furthermore, we believe that our structural insights have applicability beyond growth factor activation to include other cell signaling mechanisms.

We believe that additional product candidates in the TGFβ portfolio have the potential to address other disorders associated with increased TGFβ signaling, including tissue and organ fibrosis. To advance the discovery and development of selected inhibitors originating from our TGFβ program that we believe have the potential to address unmet medical needs in non-oncology indications, we entered into a three-year fibrosis-focused collaboration with Gilead Sciences, Inc. (“Gilead”) in 2018. At the conclusion of the agreement in

January 2022, the rights to the respective antibodies reverted to us. We have identified a suite of anti-fibrotic antibodies with novel selectivity profiles that were discovered over the course of the collaboration including those which may have therapeutic potential for the treatment of organ fibrosis by inhibiting TGFβ1 function in connective tissue while having no impact on the activation or signaling of TGFβ1 in the immune system. We plan to continue the advancement of these assets as part of our growing preclinical pipeline.

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

●	Selectively seek strategic collaborations to maximize the value of our proprietary platform and pipeline. Given the potential of our proprietary platform to generate novel product candidates that could treat a wide variety of diseases, we believe that we can maintain in-house discipline with respect to our key development and commercialization efforts, while at the same time maximizing the full potential of our proprietary platform for other disease areas and indications. As a result, we may seek additional strategic collaborations around certain targets, product candidates or disease areas that we believe could benefit from the resources of either larger biopharmaceutical companies or those specialized in a particular area of relevance.

V.Our Pipeline

Using our innovative approach and proprietary platform, we are creating a differentiated pipeline of novel product candidates that selectively inhibit the activation of latent growth factors believed to be important drivers in a variety of diseases, including neuromuscular disorders, cardiometabolic disorders, cancer, fibrosis, and iron-restricted anemia. Our proprietary platform includes (i) our know-how enabling expression and purification of latent protein growth factor complexes in quantity and quality sufficient to enable antibody discovery; (ii) strategies to identify rare antibodies that selectively bind targeted latent protein growth factor complexes; and (iii) assays developed by us to test the highly selective antibodies’ ability to modulate the activation of specific latent growth factors. We have worldwide rights to our proprietary platform and all of our product candidates.

The following summarizes our pipeline programs:

Advancing a Robust Pipeline with Our Differentiated Platform

TARGET		DISCOVERY/ PRECLINICAL	PHASE 1	PHASE 2	PHASE 3
Latent Myostatin	SPINAL MUSCULAR ATROPHY Apitegromab			TOPAZ	SAPPHIRE
	CARDIOMETABOLIC DISORDERS Apitegromab in Obesity*				
	SRK-439 (novel antimyostatin antibody)				
Latent TGFβ-1	IMMUNO-ONCOLOGY SRK-181 (selective context-independent, anti-latent TGFβ-1)		DRAGON		
	FIBROSIS Selective context-dependent (LTBP1 & LTBP3) anti-latent TGFβ-1				
RGMc	ANEMIA Selective anti-RGMc				

Potential to transform the lives of people living with a wide range of serious diseases, including neuromuscular disorders, cardiometabolic disorders, oncology, and fibrosis

* Subject to receipt of regulatory authority approval. We plan to utilize data from a previously completed Ph 1 study in healthy volunteers and initiate a Ph 2 POC trial in 2024.
LTBP1=Latent transforming growth factor beta binding protein 1; LTBP3=Latent transforming growth factor beta binding protein 3; POC=Proof of concept; RGMc=Repulsive guidance molecule C; TGFβ-1=Transforming growth factor beta-1.

ScholarRock

1

© 2024 Scholar Rock, Inc. All rights reserved.

VI.Our Product Candidates
a.	Latent Myostatin

Utilizing our proprietary platform, we targeted the precursor form of myostatin and generated two novel antibodies, each with a design tailored for specific patient populations: apitegromab for SMA and SRK-439 for obesity. Both antibodies are novel, highly selective inhibitors of the activation of myostatin from its inactive precursor in skeletal muscle, where myostatin resides and signals upon activation. While mature myostatin is 90% identical in the growth factor domain to its most closely related TGFβ superfamily member, GDF11, the prodomain that cages mature myostatin and keeps it in its latent precursor form is only 52% identical to the GDF11 prodomain.

In preclinical studies, we have shown that apitegromab selectively avoids interaction with other closely related growth factors that play distinct physiological roles. We observed multi-fold increases in serum latent myostatin levels in mouse models of both early and late SMN restoration and that apitegromab promoted increased strength (as measured by torque generation) in SMN-deficient mice. In a Phase 1 clinical trial designed to evaluate the safety, tolerability, and pharmacokinetic (“PK”) /pharmacodynamic (“PD”) profile of apitegromab in adult healthy volunteers, there were no dose-limiting toxicities and we observed robust and sustained target engagement following administration of apitegromab.

SRK-439 has also shown robust preclinical efficacy, as detailed in “Cardiometabolic Disorders – SRK-439 (inhibitor of latent myostatin)” section below. We believe that these results, from two diet-induced obesity (“DIO”) mice models provide the scientific rationale and support the hypothesis that inhibition of myostatin in combination with GLP-1 receptor agonist (“RA”)-driven weight loss may lead to retention of lean muscle.

i. Role of Myostatin

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

Skeletal muscle fibers are generally classified as fast twitch or slow twitch. Fast twitch fibers play a key role in motor activities, such as those involving quick bursts of strength. In contrast, slow twitch fibers are important for endurance activities. Animals lacking functional myostatin genes, or its receptor, have larger muscles and increased strength compared to normal animals. While the absence of myostatin does lead to overall increases in muscle mass, a preferential effect on muscles enriched for fast twitch muscle fibers has been observed in animals. Such animals are otherwise healthy and live a normal lifespan.

ii. Traditional Approaches and Challenges

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

iii. Spinal Muscular Atrophy: Apitegromab (inhibitor of latent myostatin activation)

We believe that the therapeutic potential for apitegromab in improving motor function is more optimal when a given disease bears certain features. Based on our translational and preclinical efforts, we have formulated a set of guiding principles to inform indication selection within the category of neuromuscular disease. As summarized in the table below, we believe that the pathobiological and clinical characteristics of SMA are well-aligned with these guiding principles. Since myostatin regulates muscle catabolism rather than anabolism, we believe that having a background of anabolic capacity is important to drive muscle growth in the setting of myostatin inhibition. Anabolic capacity is most robust in younger individuals and diminishes as one ages. SMA is a genetic disorder with onset commonly in childhood, and the initial focus of the development program will be in children and young adults. Furthermore, in SMA, there is a significant but incomplete loss of motor neurons, ensuring at least some intact signaling between skeletal muscle and nerve. In addition, generally, there are also no apparent structural abnormalities in the skeletal muscle. The partial loss of motor neurons causes substantial atrophy of fast-twitch muscle fibers that in turn leads to many of the motor function impairments. Validated outcome measures are available for SMA clinical trials that are relevant to fast-twitch fiber activity. These outcome measures, such as the Hammersmith Functional Motor Scale – Expanded (“HFMSE”), assess motor activities that involve short-term bursts of strength, which are driven by fast-twitch muscle fibers. These endpoints therefore measure an outcome that may be more likely to be directly affected by apitegromab.

Key disease features of SMA are aligned with Scholar Rock’s guiding principles for neuromuscular indication selection for apitegromab

We are developing apitegromab as a selective muscle-targeted therapy for the treatment of SMA. Myostatin, a member of the TGFβ superfamily of growth factors, is expressed primarily in skeletal muscle cells and the absence of its gene is associated with an increase in muscle mass and strength in multiple animal species. We believe that inhibition of the activation of myostatin may promote a clinically meaningful increase in motor function.

Apitegromab was evaluated in our Phase 2 TOPAZ proof-of-concept clinical trial for the treatment of patients with Type 2 and Type 3 SMA and positive 12-month top-line results were announced in April 2021. See “Phase 2 TOPAZ Trial Analysis” below. We are currently conducting SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with nonambulatory Type 2 and Type 3 SMA receiving SMN therapy. We completed enrollment of SAPPHIRE in 2023, with the top-line data readout expected in the fourth quarter of 2024. If successful and if apitegromab is approved, we expect to initiate a commercial product launch in 2025.

We believe that apitegromab has the potential to be the first muscle-targeted therapy which is aimed at improving motor function in patients with SMA who are receiving an SMN therapy. We have identified multiple other diseases for which the selective inhibition of the activation of myostatin may offer therapeutic benefit, including additional patient populations in SMA (such as patients under the age of two with SMA and ambulatory patients with SMA) and indications for other neuromuscular disorders beyond SMA.

1. Background on SMA

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

2. SMA Natural History and Epidemiology

SMA, the most common monogenic cause of death in infants, is a rare neuromuscular disorder. An estimated 20,000 patients suffer from SMA in the U.S. and Europe alone. Patients with SMA can be categorized as one of four types, Type 1 through Type 4. The majority of SMA patients currently living in the U.S. and Europe are estimated as having Type 2 or Type 3 disease, although it should be noted that this percentage may evolve over time and the definitions of traditional SMA types are themselves evolving. Nonambulatory Type 2 and Type 3 SMA, as they have traditionally been defined, is the initial focus of investigation in our SMA development program.

3. Unmet Medical Need in SMA

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

SMN therapies are aimed at addressing the SMN deficiency to prevent further motor neuron deterioration thus modifying the course of disease. This category includes antisense oligonucleotide and small molecule approaches to increase SMN2 expression as well as gene therapy to deliver the SMN1 gene. Early intervention at a very young age is therefore thought to be essential to prevent significant motor functional deterioration. However, for the vast majority of SMA patients living today, this early intervention window has been missed, and such individuals suffer from severe functional impairment. Thus, regardless of the precise nature or mechanism of action for any given SMN therapy, we believe that most SMA patients will continue to experience clinically significant functional deficits.

To address this need, apitegromab is being developed as a potential first muscle-targeted therapy for SMA. We envision the potential for apitegromab to be standard use with any SMN therapy in patients with Type 2 and 3 SMA in order to drive absolute increases in functional performance over baseline.

4. Clinical Development Overview

We are currently conducting SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with nonambulatory Type 2 and Type 3 SMA being treated with SMN therapy.

Beyond Type 2 and Type 3 SMA, we believe that apitegromab has the potential for therapeutic benefit in patients with either more or less severe forms of SMA, as well as pre-symptomatic patients receiving early intervention with a SMN therapy.

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

5. Phase 3 SAPPHIRE Pivotal Trial Design

SAPPHIRE is a randomized, double-blind, placebo-controlled, Phase 3 clinical trial. A total of 188 patients aged 2-21 years old with nonambulatory Type 2 or Type 3 SMA who are receiving an SMN therapy, either nusinersen or risdiplam, are enrolled in the study, including 156 patients aged 2-12 years old in the main efficacy population and 32 patients aged 13-21 years old in the exploratory subpopulation. Patients in the main efficacy population were randomized 1:1:1 to receive for 12 months either apitegromab 10 mg/kg, apitegromab 20 mg/kg, or placebo by intravenous (IV) infusion every 4 weeks. Patients in the exploratory subpopulation were randomized 2:1 to receive either apitegromab 20 mg/kg or placebo.

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

6. Phase 2 TOPAZ Proof-of-Concept Trial

We completed enrollment in our Phase 2 TOPAZ proof-of-concept trial of apitegromab in SMA in January 2020. One patient discontinued from the 12-month treatment period for reasons that were determined to be unrelated to apitegromab treatment. All remaining patients completed the 12-month treatment period and opted into the extension period. More than 90 percent of nonambulatory patients remained on treatment in the extension study.

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

Our overall approach to the efficacy analysis is informed by SMA disease biology, the anticipated mechanism of action of apitegromab, the effects of SMN therapy, and available clinical data on SMA. The primary effect of SMN therapy appears to be to address the SMN deficiency and the resulting motor neuron degeneration Natural history data indicate that most patients with Types 2 or 3 SMA, other than very young individuals, generally have a stable functional baseline over a 12-month period as evidenced by their HFMSE scores. Long-term data on patients treated with SMN therapy showed that motor function generally plateaus after an initial increase. A one-point improvement on the Hammersmith scale may be considered meaningful on an individual level and an improvement of 3 or more points from baseline would be considered meaningful.

7. TOPAZ 36-Month Analysis

In July 2023, at the Cure SMA Research & Clinical Care Meeting, we presented 36-month efficacy and safety extension data of apitegromab from TOPAZ. These data showed that continued treatment with apitegromab over the extended period was associated with substantial and sustained improvement in motor function (shown in the table below), and patient-reported outcomes in patients with nonambulatory Types 2 and 3 SMA receiving an SMN therapy.

For the 36-month data, an observed case analysis was conducted, which pooled data for all nonambulatory patients ages 2-21 (including those patients on 20 mg/kg of apitegromab for the full duration of the trial, and those who switched from 2 mg/kg to 20 mg/kg at various time intervals in year 2). As shown in the table above, the mean change from baseline in HFMSE at 36 months was +4.0 and mean change from baseline in RULM (measuring upper limb function) at 36 months was +2.4. These analyses exclude data for patients post scoliosis surgery as such surgery is a known confounding factor for motor function assessment.

Improvement in patient-reported outcomes were consistent with improvements in motor function. Nonambulatory patients (ages 2-21) had improvements in PEDI-CAT (measure of activities of daily living) and PROMIS-Fatigue (a patient-reported questionnaire measuring fatigue) that were sustained at 36 months. The mean change in PEDI-CAT daily activity domain from baseline at 36 months was 2.2 (95% CI: –0.1, 4.5; N=17), indicating an improvement in the ability to perform daily activities. The mean change in PROMIS-Fatigue from baseline at 36 months was –4.6 (95% CI: –8.7, –0.5; N=14), indicating a decline in fatigue.

Treatment-emergent adverse events (“TEAEs”) at 36 months were consistent with previous reports at 12 and 24 months, with no new findings after an aggregate of 198 patient-years of exposure. TEAEs were mostly mild-to-moderate in severity, and generally consistent with the underlying patient population and background therapy. The five most common TEAEs were headache, pyrexia, COVID-19, nasopharyngitis, and upper respiratory tract infection. No deaths or suspected unexpected serious adverse reactions or hypersensitivity reactions were observed with apitegromab at 36 months. No patients displayed positive titers for apitegromab antibodies (“ADA”).

8. TOPAZ 12-Month Analysis

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

The study participants were enrolled into one of three cohorts. Cohort 1 consisted of individuals aged 5–21 years with ambulatory Type 3 SMA; receiving apitegromab either as a monotherapy or in conjunction with an approved SMN therapy (nusinersen). Cohort 2 comprised individuals aged 5–21 years with Type 2 or nonambulatory Type 3 SMA who were all receiving nusinersen and had initiated their nusinersen therapy after reaching 5 years of age. Cohort 3 consisted of nonambulatory individuals aged 2 years or older with Type 2 SMA who were receiving nusinersen and had initiated their nusinersen therapy before 5 years of age. All patients received apitegromab by intravenous infusion every 4 weeks. During the primary treatment period, patients in Cohorts 1 and 2 received open-label apitegromab 20 mg/kg, and patients in Cohort 3 were randomized to double-blind apitegromab 2 mg/kg or 20 mg/kg. In the extension periods, patients who received apitegromab 20 mg/kg in the primary treatment period continued their dose; patients originally receiving apitegromab 2 mg/kg transitioned to apitegromab 20 mg/kg.

Results of the primary analysis showed that apitegromab treatment was associated with improved motor function as measured by the HFMSE and the RULM, and with a favorable safety profile at 12 months (Crawford Neurology 2024 and table below). An ITT sensitivity analysis of efficacy including data from all 58 patients enrolled showed consistent findings.

aFour participants in Cohort 3 (n=3) and Cohort 2 (n=1) each missed three doses of apitegromab during the 12-month treatment period due to COVID-19-related site access restrictions and were not included in the primary analysis. One subject among the older (5-21 years) non-ambulatory participants received concomitant treatment with an acetylcholinesterase inhibitor before and during the trial and was excluded from the per-protocol analysis due to this protocol violation.

HFMSE, Hammersmith Functional Motor Scale Expanded; RHS, Revised Hammersmith Scale

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

9. Phase 1 Healthy Volunteer Clinical Trial Results

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

Apitegromab engages latent myostatin in Phase 1 clinical trial subjects

10. Apitegromab in Other Disorders Where the Inhibition of Myostatin May Be Beneficial

We see potential for apitegromab broadly across SMA (such as patients under the age of two with SMA and ambulatory patients with SMA) and our intention is to further investigate this potential. We also believe that the role of apitegromab as a muscle-targeted therapy has broad potential beyond SMA, spanning a number of muscle disorders in which fast-twitch fibers may play an important role in motor function. In some settings, we believe that disease-stabilizing therapy may be necessary to address the underlying defect, which can then be complemented by the potential motor function-building benefit of apitegromab. In settings in which the defect may be less severe and/or the disease may have a slower rate of progression, apitegromab may have the potential to serve as a monotherapy.

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

iv. Cardiometabolic Disorders – SRK-439 (inhibitor of latent myostatin)

1. The Current State of Obesity and Obesity Treatment

Obesity is now recognized as a top global public health issue, representing a large market with growing numbers: By the year 2030, it’s estimated that obesity will affect over 1 billion adults and over 250 million children and adolescents. This is a costly chronic disease, associated with more than $170 billion in excess costs annually in the US given serious comorbidities associated with obesity primarily cardiometabolic including cardiovascular disease and type 2 diabetes. The GLP-1 receptor agonists, and other incretin therapies, have been highly effective in reducing overall weight, but that weight loss includes a significant amount—an estimated 25-40%—of lean muscle mass loss as well. Importantly, there is rebound weight gain upon discontinuation of treatment that is primarily fat with lean muscle mass lagging behind. In addition to the weight gain rebound, patients taking GLP-1 RA therapies have experienced issues with tolerability that influence the duration of treatment and can lead to high rates of discontinuation for these therapies.

2. The Role of Muscle and The Opportunity for Myostatin Inhibition

Muscle plays a key role in metabolic functions and energy homeostasis, and given that important role, we believe that maintaining lean muscle mass is essential for healthy and sustainable weight loss management. The preservation of lean mass has many benefits for overall health above and beyond maintaining strength, especially in the setting of obesity with associated co-morbidities. Specifically, muscle is a metabolic organ and increases basal metabolic rate, enhances glucose uptake, enhances insulin sensitivity, and given the cross talk between adipose tissue and muscle, reduces visceral body fat. All of these functions are important for healthy weight loss management.

The increasing recognition of the important role of skeletal muscle in modulating metabolic physiology highlights a potential therapeutic opportunity for myostatin blockade. For example, data emerging from our preclinical experiments support the hypothesis that blockade of the myostatin pathway has the potential to reduce the mass of visceral fat, a significant driver of cardiometabolic pathophysiology. Excessive fat mass and metabolic abnormalities have been observed in many muscle atrophy states, such as SMA and spinal cord injury. More broadly, reducing visceral fat mass, or improving body compositions (e.g., enhanced muscle-to-fat ratios), may be a potential therapeutic strategy to address a wide range of disorders, such as non-alcoholic steatohepatitis (“NASH”), diabetes, and obesity.

3. SRK-439: A Novel Anti-myostatin Antibody for the Treatment of Obesity

In addition to our work to advance apitegromab in SMA, we have leveraged our expertise in anti-myostatin and its effect on increasing muscle mass to develop myostatin-selective inhibitors for cardiometabolic disorders, including obesity.

SRK-439, a novel anti-myostatin antibody developed by Scholar Rock, has attractive properties that we believe make it specifically suited for the patient population with obesity. These properties include high in vitro affinity for pro- and latent myostatin, maintenance of myostatin specificity (i.e., no GDF11 or Activin-A binding), and a developability profile, including suitability for subcutaneous dosing and a low dosing volume. We believe the selectivity of these antibodies enables a favorable risk-benefit profile for patients with cardiometabolic disorders.

In addition to these properties, SRK-439 has shown robust preclinical efficacy. In two models of DIO mice, SRK-439 maintained lean mass when combined with a GLP-1 RA therapy, either semaglutide or liraglutide. In both cases, adding SRK-439 to semaglutide or liraglutide alone demonstrated dose dependent increase and reversal of lean muscle mass loss with improvement in fat mass loss as well compared to a GLP-1 RA alone (results for SRK-439 used in combination with semaglutide shown below). These results provide the scientific rationale and support the hypothesis that inhibition of myostatin in combination with GLP-1 RA-driven weight loss may lead to retention of lean muscle.

We are advancing this preclinical program and plan to submit an IND in mid-2025.

SRK-439 Reversed Lean Mass Loss and Enhanced Fat Mass Loss Induced by Semaglutide Treatment. Shown in the plot on the left is the percent change in lean mass from baseline in diet-induced obesity mice as measured by quantitative nuclear magnetic resonance, and on the right, percent change in fat mass in DIO mice.

4. Apitegromab in Obesity: Proof-of-Concept

We see potential for apitegromab as a muscle-targeted therapy broadly across disorders in which the role of muscle is critical for function. Based on evidence of apitegromab’s improvement of muscle function in SMA, and to inform the development of SRK-439, we plan to initiate a Phase 2 proof-of-concept trial of apitegromab in combination with a GLP-RA agonist, while at the same time advancing our cardiometabolic program with SRK-439 toward an IND. Phase 1 healthy volunteer data for apitegromab are summarized in the SMA section above. Data from the clinical trial in subjects with obesity are expected in mid-2025.

b.	Inhibiting TGFβ – SRK -181 (latent TGFβ – 1 inhibitor) and LTBP

We have been a pioneer in developing a differentiated approach to harnessing the therapeutic potential of the TGFβ superfamily of growth factors. The foundation of our industry-leading platform is targeting the TGF superfamily of growth factors with the desired selectivity for both the target (i.e., latent- or pro- form) and disease-specific context. While we are building our experience from this approach with our anti-myostatin pipeline, we have also observed promising preclinical and early clinical data that supports targeting other forms of TGFβ, including for oncology and fibrosis.

The TGFβ superfamily plays a central role in a wide range of cellular processes including growth and differentiation, immune regulation and fibrosis. TGFβ1 is produced by cells as a single protein chain and is then enzymatically processed by the cells into two distinct and physically separated domains — the mature, active growth factor and the remaining portion of the original protein, referred to as the prodomain, or latency associated peptide — which remains associated with and keeps the growth factor in an inactive state. This complex is further associated with one of a number of “presenting molecules” which when secreted serve to tether the latent precursor in specific locations in the body. TGFβ1 is produced by a variety of cell types, including fibroblasts, which deposit latent TGFβ1 in connective tissue, as well as regulatory T cells, cancer cells and macrophages, which display latent TGFβ1 on their cell surfaces.

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

i. TGFβ1 in Cancer Therapy

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

National Cancer Institute - Cancer Genome Atlas Program RNAseq analysis of >10,000 samples spanning 33 tumor types show high expression of the TGFβ1 isoform in many tumor types

ii. SRK-181 in Cancer Immunotherapy - Inhibitor of Latent TGFβ1 Activation

Our second product candidate, SRK-181, a highly selective inhibitor of the activation of latent TGFβ1, is in clinical development for the treatment of locally advanced or metastatic solid tumors that are resistant to anti-PD-(L)1 therapies. We estimate at least 750,000 cancer patients in the U.S. are eligible for treatment with checkpoint inhibitor therapies every year, of which the majority of patients will develop progression to the treatment.

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

Our Phase 1 DRAGON clinical trial is intended to initially evaluate our therapeutic hypothesis that SRK-181 in combination with anti-PD-(L)1 therapy may overcome resistance to anti-PD-(L)1 therapy and lead to anti-tumor responses. This clinical trial in patients with locally advanced or metastatic solid tumors is ongoing and investigates the safety, PK and efficacy of SRK-181. The DRAGON trial consists of two parts: Part A (dose escalation of SRK-181 as a single-agent or in combination with an approved anti-PD-(L)1 therapy) and Part B (dose expansion evaluating SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy). Part B encompasses five active cohorts, including urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, clear cell renal cell carcinoma and head and neck squamous cell carcinoma, and commenced in 2021 and completed enrollment in December 2023. Safety, efficacy and biomarker data were presented in November 2023 at the SITC 38th Annual Meeting. Data presented continues to support proof-of-concept for SRK-181 in 28 heavily pretreated patients with ccRCC resistant to anti-PD-1. SRK-181 was generally well tolerated and showed promising anti-tumor activity in this patient population. Of 28 evaluable patients in the ccRCC cohort, six patients treated with SRK-181 in combination with pembrolizumab had confirmed partial responses (“PRs”) and achieved a best tumor reduction of 33% to 93%, with an objective response rate of 21.4%. In the biomarker analysis for ccRCC, levels of circulating granulocytic myeloid-derived suppressor cells (“gMDSC”) correlated with clinical activity in ccRCC patients treated with SRK-181 in combination with pembrolizumab. Safety data from ccRCC cohort continue to show SRK-181 is generally well tolerated. The data cutoff for all analyses was August 29, 2023.

We believe that the DRAGON trial achieved its study objectives by showing objective, durable clinical responses in patients with ccRCC resistant to PD-1 therapy beyond what is expected from continuing PD-1 alone. It is anticipated that emerging data from the DRAGON trial will be presented at medical meetings in the future.

1. Potential Applications of SRK-181 in Additional Oncology Settings

In addition to cancer immunotherapy, we believe SRK-181 has the potential for use in other oncology settings, such as in immunotherapy-naïve patients, in combination with other therapies beyond checkpoint inhibitors and in myelofibrosis.

iii. Fibrosis: LTBP-49247

Fibrosis is a pathological feature of many diseases and can occur in virtually all organs. It is characterized by excessive accumulation of extracellular matrix in the affected tissue and accounts for substantial morbidity and mortality. TGFβ signaling pathway is a well-established central driver in the pathogenesis of fibrotic diseases and inhibition of this pathway has been shown to improve outcomes in relevant animal models of hepatic, renal, pulmonary, and other fibrotic diseases. In addition, a non-selective inhibitor of TGFβ signaling that inhibits all 3 isoforms (isoform 1, 2, and 3) of TGFβ showed clinical improvement in patients with systemic sclerosis, a fibrotic connective tissue disease. However, non-selective inhibition of all TGFβ isoforms is known to be associated with serious safety findings, most notably bleeding episodes, and cardiac toxicities. Based on knock out animal models (a model where researchers have inactivated, or "knocked out," an existing gene by replacing it or disrupting it with an artificial piece of DNA), these safety findings are believed to be associated with inhibition of the TGFβ2, and TGFβ3 isoforms. These data suggest that novel approaches to targeting TGFβ signaling may have broad applicability to the treatment of fibrotic disease, where more selective approaches may offer an improved safety profile. In addition, given that immune cell activation may play a key role in fibrotic disease development, selective targeting of only matrix associated TGFβ1, at the primary site of fibrosis manifestation, while avoiding immune cell associated TGFβ1 is key to maintaining efficacy while avoiding potential long-term liabilities of immune cell activation.

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

c.	HJV-35202: A High-Affinity Antibody Demonstrating Selective Inhibition of HJV/RGMc

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

d. Additional Potential Areas of Exploration

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

VII.	License Agreements

a. Gilead Collaboration

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

b. Adimab Agreement

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

Pursuant to the Adimab Agreement, we previously paid Adimab a one-time, non-creditable, non-refundable technology access fee. We are also obligated to make certain technical milestone payments to Adimab on a Research Program-by-Research Program basis. Upon exercise of a Development and Commercialization Option, we are obligated to pay to Adimab a non-creditable, nonrefundable option exercise fee of either (i) a low seven-digit dollar amount or (ii) a mid- six-digit dollar amount, based on the antibodies in the given Research Program, plus, in either case, an amount equal to any technical milestone payment which was not previously paid with respect to such Research Program and less, in either case, any option extension fees paid with respect to such Research Program. On a Product (as defined in the Adimab Agreement)-by-Product basis, we will pay Adimab upon the achievement of various clinical and regulatory milestone events with total milestone payments not to exceed mid-teen millions in the aggregate for a given Product. For any Product that is commercialized, on a country-by-country and Product-by-Product basis, we are obligated to pay to Adimab a low-to-mid single-digit percentage of annual worldwide net sales of such Product during the applicable royalty period in each country.

SRK-181 is subject to the terms of the Adimab Agreement, and in March 2019, we exercised our Development and Commercialization Option for the Research Program from which SRK-181 was generated. In January 2020 and December 2020, we exercised our Development and Commercialization Option for additional Research Programs.

VIII.	Intellectual Property

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

We file patent applications directed to compositions comprising our antibodies, classes of antibodies covering our product candidates, use of such antibodies for treating diseases, as well as related manufacturing methods. As of December 31, 2023, we have 30 pending patent families across multiple programs. Among the pending families, 22 have been nationalized, from which 20 applications have matured into U.S. issued patents with additional issued patents in multiple jurisdictions globally. Collectively, there are 242 national or direct utility applications pending or issued. In addition, there are four patent family filings which are in the priority year. We continue to review and harvest new inventions for new patent filings.

As of December 31, 2023, two granted patents, EP2981822 and EP3368069, are the subject of ongoing opposition proceedings before the European Patent Office (“EPO”). We have no other contested proceedings relating to any patents as of that date, but we cannot provide any assurances that we will not have such proceedings at a later date. For more information regarding the risks related to our intellectual property, please see “Risk factors—Risks Related to Our Intellectual Property.”

a. Platform

Our novel approach to generating selective modulators of supracellular activation of growth factors is broadly embodied in our two earliest “platform” patent families, PCT/US2013/068613 (published as WO 2014/074532) and PCT/US2014/036933 (published as WO 2014/182676). These patent families are directed to methods for modulating the activation of the TGFβ superfamily of growth factors and methods for screening for a monoclonal antibody that specifically targets an inactive form of the growth factor, thereby preventing activation (e.g., release) of mature growth factor. The TGFβ superfamily is a group of more than 30 related growth factors/cytokines that mediate diverse biological processes and includes TGFβ1 and myostatin (also known as GDF-8). Issued U.S. patents in the platform families include: U.S. Patents Nos. 9,573,995 (issued 02/21/2017); 9,758,576 (issued 09/12/2017); 9,580,500 (issued 02/28/2017); 9,399,676 (issued 07/26/2016); 9,758,577 (issued 09/12/2017); 10,597,443 (issued 03/24/2020); 10,981,981 (issued 04/20/2021); and 11,827,698 (issued 11/28/2023). There is also a granted European (“EP”) platform patent: EP2981822 (granted on 09/02/2020), which was validated in 37 states. These U.S. and EP patents are projected to expire in 2034.

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

In addition, U.S. Patent No. 11,827,698 has issued claims that broadly cover manufacturing methods for a pharmaceutical composition containing an antibody that binds pro/latent GDF-8, and inhibits release of mature GDF8 from the pro/latent GDF8 complex.

b. Myostatin Activation Inhibitors

Eleven patent families have been filed to date to cover proprietary myostatin inhibitors and their use in the treatment of various muscle and metabolic diseases. Patent prosecution of these pending patent families is ongoing but relatively early.

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

PCT/US2017/037332 (published as WO 2017/218592) is directed to methods for treating neuromuscular diseases and selecting patient populations that are likely to respond to myostatin inhibition. This filing includes the treatment of SMA in patients who are on SMN therapies (e.g., SMN correctors/upregulators). This patent family is projected to expire in June 2037. The PCT application was nationalized in 11 jurisdictions, and applications in the three key jurisdictions (i.e., U.S., Europe and Japan) have granted, as well as in other countries. Specifically, the U.S. application granted in March of 2021. The granted claims are directed to add-on or combination therapy for treating spinal muscular atrophy with a myostatin inhibitor and a neuronal corrector (such as smn upregulator therapy). Similar claims have also granted in other countries including Japan (JP Patent No. 6823167, JP Patent No. 7161554, and JP Patent No. 7,344,337). Likewise, the European counterpart granted as EP 3368069B1, and has been validated in 37 states. The granted European claims are directed to add-on therapy and combination therapy for the treatment of SMA using a myostatin-selective inhibitor, in conjunction with an SMN corrector therapy. EP 3368069B1 is currently the subject of ongoing opposition proceedings before the EPO.

PCT/US2018/012686 (published as WO 2018/129395) relates to the treatment of metabolic diseases with a myostatin activation inhibitor and is projected to expire in January 2038. The PCT was nationalized in 2019 and is in the early stages of prosecution. A U.S. patent issued in October of 2021 as U.S. 11,155,611, with claims directed to methods of making a pharmaceutical composition comprising a myostatin-selective inhibitor, comprising screening for an antibody that is capable of decreasing expression of pyruvate dehydrogenase kinase 4 (PDK4) and increasing expression of pyruvate dehydrogenase phosphatase 1 (PDP1). A Japanese patent (JP 7198757) issued in December 2022 with claims directed to a pro/latent myostatin-specific inhibitor for use in treating or preventing obesity or metabolic disorder in a subject on a calorie restriction diet. Similar claims have issued in Europe in 2023 (EP 3565592).

In addition to the five pending patent families listed above, there is also a recently-filed PCT application PCT/US2021/056517 (published as WO2022/093724) directed to inventions deriving from the phase 2 clinical trial of apitegromab. If granted, patents deriving from this PCT would expire in 2041. Another PCT application was filed in 2023, PCT/US2023/020843 (published as WO 2023/215384) with claims directed to therapeutic methods for treating SMA. If granted, patents from this family would expire in 2043. A further PCT application PCT/US2022/034588 (published as WO2022/2271867) was filed with claims directed to a myostatin pathway inhibitor for use in treating metabolic disorders. If granted, patents deriving from this PCT would expire in 2042. Moreover, issued claims of U.S. Patent 9,758,576 from the platform patents discussed in detail above cover monoclonal antibodies that selectively inhibit myostatin signaling by blocking the proteolytic activation of latent myostatin. These issued composition of matter claims provide protection for our first antibody apitegromab, as well as any other monoclonal antibodies that work by this unique mechanism of action. This patent expires in May 2034, not including any potential patent term extension.

Finally, two other myostatin-related patent families have been filed and are in the priority year.

c. TGFβ1 Activation Inhibitors

In addition to the patent families discussed above in the “Intellectual Property-Platform” section that generically cover certain aspects of the TGFβ1 program, fifteen patent families have been filed to date, covering various specific aspects of our TGFβ1 programs.

Isoform-specific inhibitors of TGFβ1 which confer improved safety profile and related methods are described in PCT/US2017/021972 (published as WO 2017/156500). A US patent (11,643,459) issued in May 2023, with claims directed to methods for identifying TGFβ1-specific inhibitors. A European patent granted in May of 2023 as EP3365368, with claims to the use of isoform-selective and context-independent anti-TGFβ1 antibodies, defined by CDR sequences or by cross-competition, in the treatment of cancer or myelofibrosis. This family is projected to expire in March 2037.

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

LTBP complex-specific inhibitors of TGFβ1 are described in four patent families: PCT/US2018/44216 (published as WO 2019/023661) which is expected to expire in July of 2038; and PCT/US2020/15915 (published as WO2020/160291), which is expected to expire in 2040; PCT/US2022/73740 (published as WO 2023/288277), which is expected to expire in 2042; and a fourth patent family which is in the priority year. Two U.S. patents (U.S. Pat. Nos. 11,214,614 and 11,365,245) have been issued in the second patent family with claims directed to antibodies and pharmaceutical compositions.

LRRC33-specific inhibitors are described in a further patent family: PCT/US2018/031759 (published as WO 2018/208888) which is expected to expire in May of 2038. EP3621694 granted in July 2023, with claims directed to therapeutic use of LRRC33 inhibitors for the treatment of various indications. PCT/US2017/042162 (published as WO 2018/013939) was exclusively licensed to Janssen but, as explained below, the license agreement was terminated in July 2022. Scholar Rock is now in control of prosecution. This patent family covers antibodies that specifically inhibit GARP-associated TGFβ, and is projected to expire in July 2037. A Japanese patent (JP Patent No. 7128801) issued in

August 2022 with claims directed to antibodies and antigen-binding fragments which specifically bind human pro-TGFβ1 complex, a process for their production and related compositions.

d. RGMc-Selective Inhibitors

PCT/US2019/57687 (published as WO2020/86736) is directed to RGMc-selective inhibitors and will expire in 2039. A second family has been filed and is in the priority year, which is projected to be converted to international patent application (PCT) in November of 2024.

e. Intellectual Property Protection

We cannot predict whether the patent applications we pursue will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide any proprietary protection from competitors. Even if our pending patent applications are granted as issued patents, those patents, as well as any patents we license from third parties, may be challenged, circumvented or invalidated by third parties. As mentioned above, two granted patents, EP2981822 and EP3368069, are the subject of ongoing opposition proceedings before the EPO, as of December 31, 2023. While there are no contested proceedings or third-party claims relating to any of the other patents described above, as of that date, we cannot provide any assurances that we will not have such proceedings or third-party claims at a later date.

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

IX.Manufacturing

We do not own or operate facilities for clinical drug manufacturing, storage, distribution or quality testing. Currently, all of our clinical manufacturing is outsourced to third-party manufacturers. Certain third party manufacturers may require us to enter in manufacturing agreements with them that include substantial milestone payments and royalties. As our development programs expand and we build new process efficiencies, we expect to continually evaluate our strategy of utilizing third party manufacturers with the objective of satisfying demand for our registration trials and, if approved, the manufacture, sale and distribution of commercial products.

X.Antibody Discovery

We have internal antibody display and discovery capabilities, however at times we may continue to rely on third parties to conduct antibody discovery and optimization services for us based on criteria and specifications provided by us. Certain antibody discovery and optimization vendors require us to enter into a license with them for the right to use antibodies discovered by them in humans or for commercial purposes. Such license could include substantial milestone payments and royalties to the extent we choose to use an antibody discovered by such vendor. On March 12, 2019, we exercised an option to receive such a license from Adimab pursuant to our Adimab Agreement. Please see the description above in “License Agreements – Adimab Agreement” for more details on the terms of this agreement.

XI. Competition

The biotechnology and pharmaceutical industries are characterized by rapid evolution of technologies, fierce competition, and strong defense of intellectual property. Although we believe that our product candidates, discovery programs, technology, knowledge, experience and scientific resources provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others.

Many of the companies against which we may compete have significantly greater financial resources and expertise than we do in research and development, manufacturing, and commercialization of approved products. These competitors compete with us in recruiting and retaining qualified scientific and management personnel and may compete with us in establishing clinical trial sites and patient recruitment for clinical trials.

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

a. Competition for Apitegromab

In the SMA market, there are three approved SMN therapies and no approved muscle-targeted treatments for SMA to date. The SMA drug development pipeline reflects an evolution of the treatment paradigm in SMA and a focus on the unmet needs of individuals living with SMA after receiving treatment with an approved SMN therapy. To address the muscle weakness and quality of life impact in SMA, we are pioneering a novel approach by developing a muscle-targeted therapy.

We are developing apitegromab, an investigational fully human monoclonal antibody designed to inhibit myostatin activation by selectively binding the pro- and latent forms of myostatin in the skeletal muscle, for the treatment of patients with SMA. If apitegromab receives marketing approval, we may face competition from other companies conducting clinical trials to develop anti-myostatin molecules or other muscle-targeted therapies for SMA, including Roche, Biohaven Ltd, Biogen, and NMD Pharma. Moreover, we may also compete with smaller or earlier-stage companies, and other research institutions that have developed, are developing or may be developing current and future anti-myostatin inhibitors or other muscle-targeted therapies for SMA.

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

b. Competition for SRK-181

Our competitors for SRK-181 may include other companies developing cancer immunotherapies to be used in combination with CPI therapy.

Many companies, including AbbVie Inc, Roche, Bicara Therapeutics, Novartis, Bristol Myers Squibb (acquired Forbius) and Merck KGaA, Merck (acquired Tilos Therapeutics) are developing therapies for cancer immunotherapy in combination with CPI therapy, that are intended to work, at least in part, through inhibition of the TGFβ signaling pathway.

Our competitors may also include companies that are or will be developing therapies for the same therapeutic areas that we are targeting within our early pipeline, including other neuromuscular disorders, cancer, fibrosis and iron-restricted anemia.

XII. Government Regulation

Government authorities in the U.S. at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, such as apitegromab, SRK-181, SRK-439 and any future product candidates. Generally, before a new drug or biologic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

a. U.S. Biological Product Development

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

Apitegromab, SRK-181, and any future product candidates regulated as biologics must be approved by the FDA through a Biologics License Application (“BLA”) process before they may be legally marketed in the U.S. The process generally involves the following:

●	Completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice (“GLP”) requirements;
●	Manufacture of drug substance and drug product in accordance with applicable regulations, including manufacturing activities performed in accordance with current good manufacturing practice (“cGMP”) requirements;
●	Submission to the FDA of an IND application, which must become effective before human clinical trials may begin;

●	Approval by an institutional review board (“IRB”) or independent ethics committee at each clinical trial site before each trial may be initiated;
●	Performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice (“GCP”) requirements and other clinical trial related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
●	Submission of a BLA to the FDA;
●	A determination by the FDA within 60 days of its receipt of a BLA to accept the filing for review;
●	Satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the biologic will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the biologic’s identity, strength, quality and purity;
●	Potential FDA inspection of Scholar Rock and of the clinical trial sites that generated the data in support of the BLA; and
●	FDA review and approval of the BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the biologic in the U.S.

i. Preclinical Studies and IND

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies.

An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin. Some long term preclinical testing may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time, the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

ii. Clinical Trials

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

A sponsor who wishes to conduct a clinical trial outside of the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of a BLA. The FDA will accept a well-designed and well conducted foreign clinical study not conducted under an IND if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may be combined or overlap.

●	Phase 1 clinical trials generally involve a small number of healthy volunteers or disease affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, side effect tolerability and safety of the product candidate.
●	Phase 2 clinical trials generally involve studies in disease affected patients to evaluate proof-of-concept and/or determine the dosing regimen(s) for subsequent investigations. At the same time, safety and further PK and PD information is collected, possible adverse effects and safety risks are identified and a preliminary evaluation of efficacy is conducted.
●	Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product labeling.

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

iii. FDA Review Process

Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. Chemistry, manufacturing and controls ("CMC") information, preclinical studies and clinical trials results, and proposed labeling are submitted to the FDA as part of the BLA. The BLA is a request for approval to market the biologic for one or more specified indications and must contain proof of safety, purity and potency for a biologic. The application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the U.S.

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

Before approving a BLA, the FDA will conduct a preapproval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates a BLA, it will issue an Approval Letter or a Complete Response Letter. An Approval Letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. The Approval Letter may also include post-marketing requirements or commitments, such as the conduct of additional clinical trials or CMC studies. A Complete Response Letter indicates that the review cycle of the application is complete and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the BLA identified by the FDA. The Complete Response Letter may require additional clinical data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time consuming requirements related to clinical trials, preclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

iv. Orphan Drug Designation

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if our product is determined to be contained within the scope of the competitor’s product for the same indication or disease. If a product designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union (“EU”) has similar, but not identical, requirements and benefits.

v. Rare Pediatric Disease Designation

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

vi. Expedited Development and Review Programs

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

vii. Pediatric Information

Under the Pediatric Research Equity Act (“PREA”), as amended, a BLA or supplement to a BLA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any biological product for an indication for which orphan designation has been granted. A sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submits an initial Pediatric Study Plan (“PSP”) within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

viii. Post-marketing Requirements

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

ix. Other Regulatory Matters

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

x. Other Healthcare and Privacy Laws

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

●	The Anti-Kickback Statute, which makes it illegal for among other things, any person or entity, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by individual imprisonment, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.
●	The federal civil and criminal false claims laws, including the False Claims Act (“FCA”), which prohibits individuals or entities (including prescription drug manufacturers) from knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off label. Claims which include items or services resulting from a violation of the Anti-Kickback Statute are false or fraudulent claims for purposes of the FCA. Our future marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product and any future product candidates, are subject to scrutiny under this these laws.

●	The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit among other things, knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose, among other things, specified requirements on covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates, which include individuals or entities that perform services for covered entities involving the creation, use, maintenance or disclosure of, individually identifiable health information, relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
●	The U.S. Physician Payments Sunshine Act (the “Sunshine Act”), enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), which impose new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), non-physician providers (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
●	Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor. Such laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures. Some state and local laws require the registration of pharmaceutical sales representatives.
●	Many states in which we operate also have laws that protect the privacy and security of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws.
●	In some cases where we process sensitive and personal information of individuals from numerous states, we may find it necessary to comply with the most stringent state laws applicable to any of the information. For example, the California Consumer Privacy Act (the “CCPA”), which creates comprehensive individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households, went into effect on January 1, 2020. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. In addition, the California Privacy Rights Act, or CPRA, amendment to the CCPA was passed in November 2020, and as of January 1, 2023 has imposed additional obligations on companies covered by the legislation. The CPRA significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. As currently written, the CCPA may impact our business activities and as a result may increase our compliance costs and potential liability.

Similar comprehensive privacy laws have been passed in numerous other states and other states have proposed similar new privacy laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance. There are also states that are specifically regulating health information. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted.

All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants and legal advisors, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, utilize management’s time and/or divert resources from other initiatives and projects. Any failure or perceived failure by us to comply with any applicable federal, state or foreign laws and regulations relating to data privacy and security could result in damage to our reputation, as well as proceedings or litigation by governmental agencies or other third parties, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, injunctions, penalties or judgments. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

xi. Current and Future Healthcare Reform Legislation

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

In the U.S., for example, in March 2010, the ACA was enacted. The ACA, among other things:

●	subjects biological products to potential competition by lower cost biosimilars;
●	addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
●	increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations;
●	establishes annual fees and taxes on manufacturers of certain branded prescription drugs;
●	expands healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, establishes new government investigative powers and enhanced penalties for non-compliance;
●	creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% as of January 1, 2019) point of sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
●	expands eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
●	expands the entities eligible for discounts under the PHS Act’s pharmaceutical pricing program, also known as the 340B Drug Pricing Program;
●	creates new requirements to report financial arrangements with physicians and teaching hospitals, commonly referred to as the Physician Payments Sunshine Act;
●	creates a new requirement to annually report the identity and quantity of drug samples that manufacturers and authorized distributors of record provide to physicians;
●	creates a new Patient Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; and
●	establishes the Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Some of the provisions of the ACA have been subject to judicial challenges as well as efforts to repeal, replace or otherwise modify them or to alter their interpretation or implementation. For example:

●	The Budget Control Act of 2011, among other things, created the Joint Select Committee on Deficit Reduction to recommend to Congress proposals for spending reductions. The Joint Selection Committee on Deficit Reduction did not achieve a targeted deficit reduction, which triggered the legislation’s automatic reduction to several government programs. In concert with subsequent legislation, this includes aggregate reductions to Medicare payments to providers of, on average, 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American

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

Additionally, there has been increasing legislative, regulatory, and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, address the potential for importation of drugs into the United States, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

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

xii. Packaging and Distribution in the U.S.

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

xiii. Other U.S. Environmental, Health and Safety Laws and Regulations

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

xiv. U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of our current product candidates and any future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch Waxman Amendments. The Hatch Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. PTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

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

Pediatric exclusivity is another type of regulatory market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods for all formulations, dosage forms, and indications of the biologic. This six-month exclusivity may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA issued “Written Request” for such a trial.

b. European Union Drug Development

In the EU, our future products also may be subject to extensive regulatory requirements. As in the U.S., medicinal products can be marketed only if a marketing authorization from the competent regulatory agencies has been obtained.

Similar to the U.S., the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.

In April 2014, the EU adopted the Clinical Trials Regulation EU No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The main characteristics of the new Clinical Trials Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System (“CTIS”); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided into two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation. The transitory provisions of the Clinical Trial Regulation provide that, by January 31, 2025, all ongoing clinical trials must have transitioned to the Clinical Trials Regulation.

In the EU the Paediatric Committee (“PDCO”) of the EMA must approve a pediatric investigation plan (“PIP”) prior to an applicant filing a marketing authorization application (“MAA”), unless the EMA has granted a product-specific waiver or a class waiver. The PIP outlines the pharmaceutical company’s strategy for investigation of the new medicinal product in the pediatric population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines whether companies actually comply with the agreed studies and measures listed in each relevant PIP. If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the EC, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of any supplementary protection certificate (“SPC”), provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to 2 years before the SPC expires. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

i. European Union Expedited Review and Development

PRIME is a scheme provided by the EMA to enhance support for the development of medicines that target an unmet medical need and provides accelerated assessment of products representing substantial innovation where the MAA will be made through the centralized procedure. To qualify for PRIME, product candidates require early clinical evidence that the therapy has the potential to offer a major therapeutic advantage over existing treatments or benefits patients without treatment options. Products from small-and medium-sized enterprises (“SMEs”) may qualify for earlier entry into the PRIME scheme than larger companies. Among the benefits of PRIME are the appointment of a rapporteur to provide continuous support and help build knowledge ahead of an MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process. The receipt of PRIME designation does not change the standards for approval but may expedite the development or approval process. Where, during the course of development, a product no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

ii. European Union Drug Marketing

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

iii. European Union Drug Review and Approval

In the EU, medicinal products can only be commercialized after obtaining a marketing authorization (“MA”). There are two types of MAs.

Centralized MAs, which are issued by the EC through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA, are valid throughout the EU, and in the additional Member States (Iceland, Liechtenstein and Norway) of the European Economic Area (“EEA”). The centralized procedure is mandatory for certain types of products, such as medicinal products produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (i.e., gene therapy, somatic cell therapy or tissue engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

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

iv. European Union Data and Market Exclusivity

In the EU, new products authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity, if granted, prevents applicants for authorization of generics or biosimilars of these innovative products from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During an additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall 10-year period will be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained an MA based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

v. European Union Orphan Designation and Exclusivity

In the EU, after a recommendation from the EMA’s Committee for Orphan Medicinal Products (“COMP”), the European Commission may grant orphan designation to a product if (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if a method exists, the product would be a significant benefit to those affected by that condition.

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

The aforementioned EU rules are generally applicable in the EEA.

vi. Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval. In October 2023, the European Parliament published draft reports proposing amendments to the legislative proposals, which will be debated by the European Parliament. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

vii. European General Data Protection Regulation

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

c. Regulation in the United Kingdom

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit, and the UK formally left the EU on January 31, 2020. There was a transition period during which EU pharmaceutical laws continued to apply to the UK, which expired on December 31, 2020. However, the EU and the UK have concluded a trade and cooperation agreement (“TCA”), which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the EU regulatory framework currently still applies in Northern Ireland). The regulatory regime in Great Britain therefore currently aligns in many respects with EU regulations, however it is possible that these regimes will diverge in the future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. Notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under a new international recognition procedure which was put in place by the Medicines and Healthcare products Regulatory Agency (“MHRA”), the UK medicines regulator, on January 1, 2024, the MHRA may take into account decisions on the approval of an MA from the EMA (and certain other regulators) when considering an application for a Great Britain MA.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide MA will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, so the UK government and the EU will enact legislative measures to bring it into law. On June 9, 2023, the MHRA announced that the medicines aspects of the Windsor Framework will apply from January 1, 2025.

i. Clinical Trials

The UK has implemented the now repealed Clinical Trials Directive 2001/20/EC into national law through the Medicines for Human Use (Clinical Trials) Regulations 2004 (as amended). However, the MHRA published details of its legislative proposals designed to improve and strengthen the UK clinical trials legislation on March 21, 2023. The legislative proposals were published in response to a consultation which ran from January 17, 2022 until March 14, 2022. The MHRA will now work with lawyers to draft such new legislation.

ii. Orphan Designation

Since January 1, 2021, a separate process for orphan designation to the EU process has been applied to Great Britain. There is now no pre-marketing authorization orphan designation (as there is in the EU) in Great Britain and the application for orphan designation will be reviewed by the MHRA at the time of an application for a UK or Great Britain MA. The criteria for orphan designation remain the same as in the EU, except that they apply to Great Britain only (e.g., there must be no satisfactory method of diagnosis, prevention or treatment of the condition in Great Britain, as opposed to the EU).

d. Rest of the World Regulation

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

e. Additional Laws and Regulations Governing International Operations

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

XIII.	Coverage and Reimbursement

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

Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future, which could affect physician usage and patient demand.

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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “MMA”) established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that prescription drug coverage. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. Although Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, not necessarily all the drugs in each category or class must be included. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan likely will be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

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

XIV.	Human Capital

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

a. Employees

As of March 1, 2024, we had 150 full-time employees, of which 111 employees are engaged in research and development activities and 39 are engaged in general and administrative activities. All of our employees are based in the U.S. and a majority are based in Massachusetts. In May 2022, we experienced a reduction in workforce in which 39 positions were impacted. After the reduction in 2022, we continued to make targeted hires to enhance our capabilities. The new employees were hired to support a variety of functions and key initiatives, including strengthening our clinical development, with hires in various areas of clinical development and operations. We anticipate continuing to add depth and new capabilities in key areas of our business. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

b. Career Development and Growth

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

c. Compensation and Benefits

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

d. Employee Engagement

We routinely conduct confidential employee engagement surveys to obtain feedback on a variety of topics, including culture, values, diversity, equity and inclusion, career development, employee satisfaction and tenure, and execution of our company strategy. These survey results are reviewed by our executive team so that we can continue to increase employee satisfaction and improve the well-being of our employees. We value and encourage fostering mechanisms and opportunities for two-way dialogue. We actively strive to operationalize feedback provided by employees in ways that align with our business and culture. We are also committed to communication and transparency, using multiple forums and channels to allow for the sharing of appropriate, timely information to all employees.

e. Health & Safety

Ensuring the safety and wellbeing of our employees and communities is of the utmost importance to us, particularly following the COVID-19 pandemic. What we have seen as a result of the pandemic is that flexibility is top of mind and a key consideration. We continue to offer daily onsite testing and masks at no cost to our employees and visitors and when necessary, conduct internal contact tracing.

The need to provide the flexibility to work from home has refocused our work model. We’ve helped employees set up home offices, provided them access to tools to perform their jobs remotely, provided ergonomic assessments of their working environments, and helped them address IT connectivity. We’ve also found ways to continue to foster collaboration and community through events like virtual trivia nights, scavenger hunts, coffee chats, charitable giving and lunch-n-learns, that we would normally do in person.

f. Diversity, Equity & Inclusion (“DE&I”)

We believe that fostering diversity, equity and inclusion is a business imperative which supports and encourages individuals to show up as their whole selves. Investing in meaningful DE&I work enhances culture and employee experience. We are committed to creating and maintaining a diverse, equitable, inclusive, and safe work environment. As we grow and mature, we look forward to establishing programs that infuse DE&I within the business, identify barriers that impact recruitment, development, and retention of underrepresented employees, identify educational content, communicate the value and impact of DE&I on goals and objectives, all while continuing to focus on hiring diverse talent at all levels of the company. Our ability to innovate and meet people’s needs is strongest when all voices are heard and valued.

XV.	Facilities

Our corporate headquarters and operations are located in Cambridge, Massachusetts.

In March 2015, we entered into a lease of laboratory and office space at 620 Memorial Drive in Cambridge, Massachusetts. Our amended lease expired in September 2023. In October 2020, we entered into a Sublease agreement with Orna Therapeutics, Inc. to lease this space for the period February 1, 2021 through August 31, 2023.

In November 2019, we entered into a lease of laboratory and office space at 301 Binney Street in Cambridge, Massachusetts and in 2021 we relocated our corporate headquarters to this location. The expiration date is in August 2025 and we have the option to extend the term by two years.

We believe that our facilities at 301 Binney Street are adequate to meet our current needs, and that suitable additional space will be available as and when needed.

XVL. Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any material legal proceedings.

XVIL. Website Access to Reports

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

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

Risks Related to Product Development, Regulatory Approval and Commercialization

●	Product development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of apitegromab, SRK-181, SRK-439, or any future product candidates. Many of the factors that cause, or lead to, a delay in the initiation or completion of clinical trials may also ultimately lead to the denial of regulatory approval or limit market acceptance of our product candidates.
●	The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later-stage clinical trials.
●	Interim, initial and preliminary results from our clinical trials that we announce or publish from time to time may change (e.g. from positive safety or efficacy results to poor or negative safety or efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.
●	We rely on third parties to conduct our clinical trials and to conduct certain aspects of our preclinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may be delayed or unable to receive regulatory approval of or commercialize apitegromab, SRK-181, SRK-439 or any future product candidates, and our business could be materially harmed.
●	We have never commercialized a product and will need to build and scale our business for potential commercialization of apitegromab, including building our compliance, medical affairs and commercial organizations, which, if we are not able to do so successfully could negatively impact our business, including the potential for a successful commercialization of apitegromab.
●	The regulatory approval process for our product candidates in the U.S., EU and other jurisdictions will be lengthy, time-consuming and inherently unpredictable and we may fail to receive or be delayed in receiving regulatory approval of apitegromab, SRK-181, SRK-439 and future product candidates.

●	We have received Orphan Drug designation from the FDA for apitegromab for the treatment of SMA and the EC granted Orphan Medicinal Product designation to apitegromab for the treatment of SMA. We may seek Orphan Drug designation from regulatory authorities in other jurisdictions for apitegromab and Orphan Drug designation from the FDA, EC or regulatory authorities in other jurisdictions for our other product candidates. In any of these instances, we may not receive the requested designation or we may be unable to realize the benefits associated with Orphan Drug designation, including the potential for market exclusivity.
●	Preclinical development is uncertain. Our preclinical programs, such as SRK-439, may experience delays or may never advance to clinical trials, which would adversely affect our ability to develop our product pipeline and receive regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

Risks Related to Our Business and Operations

●	Because we rely on a limited number of third-party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials, and, if approved, commercial materials, may become limited or interrupted or may not be of satisfactory quantity or quality.
●	Our reliance on third parties, such as manufacturers, may subject us to risks relating to manufacturing scale-up and may cause us to undertake substantial obligations, including financial obligations.
●	We will need to continue to grow our organization in certain areas, including our personnel, systems and relationships with third parties, in order to develop our drug candidates and we may experience difficulties in managing this growth.
●	Our executives and highly skilled technical and managerial personnel are critical to our business. If we have transition in management, lose key personnel, or if we fail to recruit additional highly skilled personnel, our ability to further develop apitegromab, SRK-181, SRK-439 and identify and develop new or next generation product candidates may be impaired.
●	Failure to comply with health care privacy and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operation results and business.

Risks Related to Intellectual Property

●	Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
●	Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Third-party claims of intellectual property infringement may prevent or delay our product discovery, development, and commercialization efforts.

Risks Related to Our Financial Condition and Capital Requirements

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
●	We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of apitegromab, SRK-181, SRK-439 and any future product candidates.

Risks Related to Our Common Stock

●	The price of our stock is volatile, and you could lose all or part of your investment.

Risks Related to Product Development, Regulatory Approval and Commercialization

Product development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of apitegromab, SRK-181, SRK-439, or any future product candidates. Many of the factors that cause, or lead to, a delay in the initiation or completion of clinical trials may also ultimately lead to the denial of regulatory approval or limit market acceptance of our product candidates.

Before obtaining regulatory approvals for the commercial sale of any product candidates, we must demonstrate through extensive preclinical studies and clinical trials that our product candidates are safe and effective in humans. Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain, a clinical trial can fail at any stage of development. We may experience delays in initiating, progressing or completing our clinical trials. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful. Clinical trials may fail to meet their primary or secondary endpoints, raise safety concerns or generate mixed results. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Clinical data may not be sufficient to apply for and obtain regulatory approval on the timelines we expect or at all. Other decisions or actions of regulatory agencies may affect our plans, progress or results.

We also may experience numerous unforeseen events during, or as a result of, any clinical trials in process or any future clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize apitegromab, SRK-181, SRK-439, or any future product candidates, including:

●	delay or inability to reach agreement with the FDA or comparable foreign regulatory authorities on acceptable clinical trial design, conduct or statistical analysis plan;
●	regulators, Institutional Review Boards (“IRBs”) or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	failure by our collaborators to provide us with an adequate and timely supply of product that complies with the applicable quality and regulatory requirements for a combination trial;
●	collaborators may provide insufficient funding for a clinical trial program, delay or stop a clinical trial, abandon a product candidate or clinical trial program, repeat or conduct new clinical trials or require a new formulation of a drug candidate for clinical testing;
●	clinical trials of any product candidates may fail to show safety and effectiveness, or produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
●	the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower or more challenging than we anticipate or subjects may drop out of these clinical trials or fail to return for post treatment follow-up at a higher rate than we anticipate;
●	challenges in identifying or recruiting sufficient study sites or investigators for clinical trials;

●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	clinical study sites or clinical investigators may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to, or regulators, IRBs or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	limitations on our or our CROs’ ability to access and verify clinical trial data captured at clinical study sites through monitoring and source document verification;
●	the cost of clinical trials of a product candidate may be greater than we anticipate;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate to initiate or complete a given clinical trial;
●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, IRBs or ethics committees to suspend or terminate the trials, or reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates;
●	our product candidates may have undesirable side effects or other unexpected characteristics when used in a new disease indication or with products in a different class which may raise safety, efficacy or other concerns about our product candidate as a potential therapy in that new disease indication or other indications or its use with products in a different class;
●	our failure to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate and/or data emerging from other molecules in the same class as our product candidate;
●	the FDA, EMA or other regulatory authorities may require us to submit additional data such as long-term toxicology studies, or change or impose other requirements before permitting us to initiate a clinical trial;
●	evolution in the standard of care or changes in applicable governmental regulations or policies during the development of a product candidate that require amendments to ongoing clinical trials and/or the conduct of additional preclinical studies or clinical trials; and
●	lack of adequate funding to complete a clinical trial.

Many of the factors that cause, or lead to, a delay in the initiation or completion of clinical trials may also ultimately lead to the denial of regulatory approval or limit market acceptance of our product candidates. For example, we anticipate some of our future trials to, in part, utilize an open-label trial design, and our ongoing Phase 1 DRAGON clinical trial for SRK-181 in cancer immunotherapy and our ongoing ONYX long-term extension study for apitegromab in patients from both the TOPAZ and SAPPHIRE trials, utilize an open-label trial design. An open-label trial is one where both the patient and investigator know whether the patient is receiving the test article or either an existing approved drug or placebo. Open-label trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label studies are aware that they are receiving treatment. Open-label trials may be subject to a patient bias, for example, if patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Open-label trials also may be subject to an investigator bias where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The potential sources of bias in clinical trials as a result of open-label design may not be adequately mitigated and may cause any of our trials that utilize such design to fail and additional trials may be necessary to support future marketing applications. In addition, other types of trials (including randomized, double-blind, parallel arm studies), particularly if smaller in size or if limited to one study, are also subject to potential sources of bias and limitations that may exaggerate any therapeutic effect or falsely identify a positive efficacy signal, or conversely, fail to detect an efficacy signal when in fact there may actually be a positive therapeutic effect. Furthermore, we are conducting clinical trials with apitegromab in SMA, but by using apitegromab in a Phase 2 obesity clinical trial, we may become aware of safety information associated with apitegromab that we did not observe when we used apitegromab in our clinical trials in SMA. We, the FDA, the competent authorities and/or ethics committees of the EU Member States or other applicable regulatory authorities for their jurisdictions, or an IRB for their site(s) may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects.

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

Apitegromab and SRK-181 are our two clinical-stage product candidates. Patients in our Phase 3 SAPPHIRE clinical trial, and ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies, are receiving apitegromab in conjunction with an approved SMN therapy. These patients are reliant on the continued use and availability of such therapies. If access to an approved SMN therapy such as nusinersen or risdiplam becomes limited or is unavailable, we may be forced to pause or stop our SAPPHIRE or ONYX long-term extension trials, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for apitegromab in the trials or reduce the amount of data or confound the data from these trials. We plan to initiate a Phase 2 proof-of-concept trial of apitegromab in combination with approved GLP-1 RA in obesity. This study will rely upon the continued availability of such GLP-1 RA. Access to approved GLP-1 RAs are limited for use in clinical trials and may continue to be limited for such use. If GLP-1 RAs become more limited or unavailable, we may be unable to enroll, or may be delayed in enrolling patients, or may be forced to stop our Phase 2 study. While we have obtained substantial supply of an approved GLP-1 RA for use in this Phase 2 study, we cannot assure you that we will be able to obtain adequate supply for future studies of our product candidate in obesity. Patients in Part B of our ongoing Phase 1 DRAGON clinical trial of SRK-181 in patients with locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibody therapies are receiving SRK-181 in conjunction with an approved anti-PD-(L)1 therapy such as pembrolizumab. If access to the approved anti-PD-(L)1 therapy becomes limited or is unavailable, we may not be able to enroll, or may be delayed in enrolling patients or may be forced to pause or stop our Phase 1 DRAGON clinical trial, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for SRK-181 in the trial. Any delay or suspension of our clinical trials would significantly and delay our clinical development programs and harm our business, financial condition and results of operations.

The results or success of preclinical studies and early-stage clinical trials of our product candidates may not be predictive of future results or replicated in later preclinical studies or clinical trials of our product candidates in the same indications or other indications.

The results or success of preclinical studies and early-stage clinical trials of our product candidates may not be predictive of future results or replicated in later preclinical studies or later-stage clinical trials. Preclinical studies and early-stage clinical trials are primarily designed to study PK and PD, understand the side effects of product candidates, and evaluate various doses and dosing schedules. Our current or future product candidates may demonstrate different chemical, biological and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Product candidates in later-stages of clinical trials may fail to show desired pharmacological properties or produce positive safety and efficacy results despite having progressed through preclinical studies and early-stage clinical trials. We completed a Phase 1 clinical trial for apitegromab in healthy adult volunteers and we completed the treatment period of our Phase 2 TOPAZ clinical trial for the treatment of patients with Type 2 and Type 3 SMA. In June 2023, we announced data from the Phase 2 TOPAZ trial extension period evaluating patient outcomes at 36 months of treatment with apitegromab. These data show that continued treatment with apitegromab over the extended period was associated with substantial and sustained improvement in motor function, and patient-reported outcomes in patients with nonambulatory Types 2 and 3 SMA receiving SMN therapy. Results on safety, efficacy and patient-reported outcomes such as fatigue, mobility and activities of daily living from TOPAZ were presented at the 2023 Cure SMA Research & Clinical Care Meeting. In January 2022, we initiated our Phase 3 SAPPHIRE clinical trial of apitegromab for the treatment of patients with Type 2 and Type 3 SMA and in September 2023, we announced completion of trial enrollment. We expect the top-line data readout for the SAPPHIRE trial in the fourth quarter of 2024. We also announced in October 2023 our plans to expand into cardiometabolic disorders based on preclinical data with SRK-439, and our intent to initiate a Phase 2 proof-of-concept trial of apitegromab in combination with a GLP-1 receptor agonist in obesity in mid-2024 with data readout expected in mid-2025. We cannot assure you that the Phase 3 SAPPHIRE clinical trial or any other future clinical trials of apitegromab, such as our planned Phase 2 clinical trial in obesity, or of SRK-439 will show positive results. Additionally, product candidates evaluated in one disease indication may interact in unforeseen or harmful ways in a patient population with a different disease indication than was previously studied. For example, we are evaluating apitegromab in SMA, and plan to initiate a Phase 2 clinical trial of apitegromab in obesity. Apitegromab may interact in unforeseen or different ways in the obesity population than in the SMA patient population. There can be no assurance that any of our current or planned clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There can also be no assurance that any of our future clinical trials will show similar results to our earlier clinical trials or support further development or registration of any of our product candidates.

Interim, initial, or preliminary results from our clinical trials that we announce or publish from time to time may change (e.g. from positive safety or efficacy results to poor or negative safety or efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, initial, or preliminary data, including interim top-line results or initial or preliminary results from our clinical trials. Any interim, initial or preliminary data and other results from our clinical trials may materially change as more patient data become available. Preliminary, initial, interim or top-line results also remain subject to audit, validation and verification procedures that may result in the final data being materially different from the interim, initial or preliminary data we previously published. As a result, interim, initial or preliminary data may not be predictive of final results and should be viewed with caution until the final data are available. We may also arrive at different conclusions, or considerations may qualify such results, once we have received and fully evaluated additional data. For example, clinical data from Part A and Part B of our Phase 1 DRAGON trial in cancer immunotherapy, including preliminary safety and efficacy results, were presented at the European Society for Medical Oncology Targeted Anticancer Therapies Congress in March 2023. Safety, efficacy and biomarker data were presented in November 2023 at the SITC 38th Annual Meeting, and we will continue to present data from our Phase 1 DRAGON trial while the trial is ongoing. Tumor response data is based on assessments by site investigators. Central reads for the tumor responses are also being conducted, with a comprehensive review of the central reads to be performed once completed within and/or across the cohorts. Differences between preliminary, initial or interim data and final data could adversely affect our business.

There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical development even after achieving promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Many drugs have failed to replicate efficacy and safety results in larger or more complex later stage trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain regulatory approval. If we fail to produce positive results in our ongoing and planned preclinical studies and clinical trials in apitegromab, SRK-181, SRK-439 or if a regulatory authority interprets and analyzes the results as not positive, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, may be materially adversely affected.

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

For example, we are initially developing apitegromab for the treatment of SMA, a rare disease, affecting an estimated 20,000 patients in the U.S. and Europe. As a result, we may encounter difficulties enrolling patients in our clinical trials for apitegromab due, in part, to the small size of this patient population. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Additionally, patients may opt out of participation in clinical trials in favor of treatment with FDA-approved therapies, or therapies approved in the EU or other foreign jurisdictions.

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

Our failure or any failure by these third parties to comply with these regulations would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violate federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

The regulatory approval process for our product candidates in the U.S., EU and other jurisdictions will be lengthy, time-consuming and inherently unpredictable and we may fail to receive or be delayed in receiving regulatory approval of apitegromab, SRK-181, SRK-439 and future product candidates.

The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, promotion and distribution of drug products, including biologics, are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities outside the U.S. We are not permitted to market any biological product in the U.S. until we receive a biologics license from the FDA. We have not previously submitted a BLA to the FDA or similar marketing application to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. FDA approval of a new biologic or drug generally requires dispositive data from two (and in some cases, one) adequate and well-controlled pivotal Phase 3 clinical trials of the biologic or drug in the relevant patient population. The FDA, EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials, the results of our clinical trials may not meet the level of statistical significance or amount of data required for approval, we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks, or may disagree with our analysis or interpretation of data from preclinical studies or clinical trials. A BLA must also include significant information regarding the chemistry, manufacturing, and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection as well as certain key clinical sites conducting our clinical trials. The FDA, EMA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies.

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

We have received Orphan Drug designation from the FDA for apitegromab for the treatment of SMA, and following the EMA’s COMP’s positive opinion, the EC designated apitegromab as an orphan medicinal product for the treatment of SMA. Even if we receive orphan drug exclusivity, the benefit of that exclusivity may be limited if we seek approval for an indication broader than the orphan-designated indication or could be revoked under certain circumstances, for example if the FDA later determines that the request for designation was materially defective or that we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we receive orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition during the exclusivity period because different drugs with different active moieties can be approved for the same condition, and the same product can be approved for different uses. Also, in the U.S., even after an orphan drug is approved and receives orphan drug exclusivity, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug, including because it has been shown to be clinically superior to the drug with exclusivity because it is safer, more effective or makes a major contribution to patient care. In the EU, a marketing authorization may be granted to a similar medicinal product to an authorized orphan product for the same orphan indication if:

●	the second applicant can establish in its application that its medicinal product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior; or
●	the holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or
●	the holder of the marketing authorization for the original orphan medicinal product cannot supply sufficient quantities of orphan medicinal product.
●	See the sections of this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 entitled, “Business — Government Regulation — US Biological Product Development — Orphan Drug Designation” and “Business – Government Regulation – European Union Drug Development — European Union Orphan Designation and Exclusivity.”

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

We have received Fast Track designation from the FDA and PRIME designation from the EMA for apitegromab for the treatment of SMA. We may seek Fast Track designation from the FDA, or Breakthrough Therapy designation or PRIME designation from the EMA for certain of our current and future product candidates, and we may not be successful in receiving such designations, or if received, such designation may not actually lead to a faster development or regulatory review or approval process.

We may seek Fast Track designation, Breakthrough Therapy designation or PRIME designation for certain of our product candidates.

In May 2021, the FDA granted Fast Track designation for apitegromab for the treatment of SMA. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure that the FDA would decide to grant it. Although the FDA has granted Fast Track designation for apitegromab in SMA, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification and rescind the breakthrough designation. See the sections of this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 entitled, “Business — Government Regulation — US Biological Product Development — Expedited Development and Review Programs.”

In March 2021, the EMA granted PRIME designation to apitegromab for the treatment of SMA. PRIME is a scheme provided by the EMA to enhance support for the development of medicines that target an unmet medical need. The receipt of PRIME designation for apitegromab for the treatment of SMA may not result in a faster development process, review or approval compared to products considered for approval under conventional regulatory agency procedures and does not assure ultimate approval by the EMA.

See the section of this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 entitled, “Business – Government Regulation – European Union Drug Development — European Union Expedited Review and Development.”

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

Competing therapies may exist or could emerge that adversely affect the amount of revenue we are able to generate from the sale of apitegromab, if approved, or any of our future product candidates, if successfully developed and approved.

The biopharmaceutical industry is highly competitive. There are many public and private companies, universities, governmental agencies and other research organizations actively engaged in the research and development of products that may be similar to our product candidates or address similar markets. If we are successful in developing apitegromab, it is probable that the number of companies seeking to develop products and therapies similar to our products candidates or targeting similar indications will increase. Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do, and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. We expect competition in the indications we are pursuing will focus on efficacy, safety, convenience, availability, and price. The commercial opportunity for apitegromab, if approved, could be reduced or eliminated if our competitors develop and commercialize products that are perceived to be safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than apitegromab. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Preclinical development is uncertain. Our preclinical programs, such as SRK-439, may experience delays or may never advance to clinical trials, which would adversely affect our ability to develop our product pipeline and receive regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support our planned INDs in the U.S., or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical studies or of the timing of any planned IND submission to the FDA or similar applications in other jurisdictions, and cannot predict if the FDA, EMA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for the clinical development of our preclinical programs, such as our potential IND for SRK-439, on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA, the competent authorities and/or ethics committees in the EU Member States or other regulatory authorities allowing clinical trials to begin.

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

Risks Related to Our Business and Operations

Because we rely on a limited number of third-party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials, and, if approved, commercial materials, may become limited or interrupted or may not be of satisfactory quantity or quality.

We rely on a limited number of third-party contract manufacturers to manufacture all of our clinical trial product supplies and, if approved, all of our commercial product supplies, including all of our drug substance, drug product, labeling, and packaging. We do not own our own manufacturing facilities for producing any clinical trial or commercial product supplies. There can be no assurance that our preclinical, clinical development, and, if approved, commercial product supplies will not be limited or interrupted due to impacts to our third-party contract manufacturers. For example, we rely on a single source supplier for the manufacture of apitegromab and SRK-181. Any replacement of our current drug substance contract manufacturer or drug product contract manufacturer would require significant resources, lead time and expertise because there may be a limited number of qualified replacements. In addition, our ability to procure sufficient supplies for the development of apitegromab, SRK-181, SRK-439 or future product candidates could be impacted by factors outside of our control such as current macroeconomic and geopolitical events and the changing rates of inflation and interest rates. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party contract manufacturers supply and/or manufacture materials or products for other companies, which exposes our third-party contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally.

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

We expect to continue to rely on third-party manufacturers for commercial supplies of drug substance, drug product, and packaged and labeled product for apitegromab, if we receive regulatory approval. We will also rely on our contract manufacturers to manufacture sufficient quantities of apitegromab to produce validation batches. We do not have long-term supply agreements in place with any of our contract manufacturers, and each batch of our product candidates is individually contracted through a purchase order governed by master service and quality agreements. If our existing contract manufacturers for our product candidates are not willing to enter into long-term supply agreements, or are not willing or are unable to supply product candidate supplies to us, we could be required to engage new contract manufacturers who would need to scale up the manufacturing process before we would be able to use the product candidate supplies they manufacture, which could result in delays to our clinical trials or future commercialization plans, if we are successful and gain approval.

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

In addition, we contract with fill and finishing providers which we believe have the appropriate expertise, facilities and scale to meet our needs. Failure to maintain compliance with cGMP can result in a contractor receiving FDA sanctions, which can impact our ability to operate or lead to delays in any clinical development programs. We believe that our current fill and finish contractors are operating in accordance with cGMP, but we can give no assurance that the FDA, EMA, competent authorities of the EU Member States or other regulatory agencies will not conclude that a lack of compliance exists. In addition, any delay in contracting for fill and finish services, or failure of the contract manufacturer to perform the services as needed, may delay any clinical trials, registration and commercial launches, which could negatively affect our business.

Our reliance on third parties, such as manufacturers, may subject us to risks relating to manufacturing scale-up and may cause us to undertake substantial obligations, including financial obligations.

In order to continue to conduct later-stage clinical trials, or, if approved, produce commercial product, we will need to manufacture such product candidate in large quantities. In particular, we expect to rely on our contract manufacturers to scale our manufacturing processes for future clinical trials of apitegromab, and if our development efforts are successful and if apitegromab is approved, for commercial supply of apitegromab. We, or any manufacturing partners, may be unable to successfully increase the manufacturing capacity for apitegromab in a timely or cost-effective manner to meet our supply requirements. In addition, quality-control issues may arise during scale-up activities. If we, or any manufacturing partners, are unable to successfully scale-up the manufacture of our product candidates in sufficient quality and quantity, the development, testing, clinical trials, and if approved, commercial supply, of that product candidate may be delayed or infeasible, and regulatory approval, commercial launch or commercial supply of any resulting product may be delayed or not received, which could significantly harm our business.

We will need to continue to grow our organization in certain areas, including our personnel, systems and relationships with third parties, in order to develop our product candidates, and we may experience difficulties in managing this growth.

As our clinical development plans and commercialization strategies continue to develop and expand, we expect we will need to hire additional managerial, clinical development, scientific, regulatory, commercial, and administrative personnel. Our ability to compete in the highly competitive biotechnology industry depends upon our ability to attract and retain highly qualified specialized personnel. As apitegromab approaches commercialization, we will also need to hire sales, marketing and other commercial personnel. Future growth would impose significant added responsibilities on members of management, including:

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on third parties, advisors and consultants to provide certain services, including CROs, contract manufacturers and companies focused on antibody development and discovery activities. There can be no assurance that the services of third parties, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality, accuracy or quantity of the services provided is compromised for any reason, our preclinical studies and clinical trials may be extended, delayed or terminated, and we may not be able to receive, or may be substantially delayed in receiving, regulatory approval of apitegromab, SRK-181, SRK-439 or future product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for a limited number of qualified personnel in the biopharmaceutical space, especially those engaged in oncology and immuno-oncology and cardiometabolic fields. In this highly competitive market, there may be increased costs to attract and retain qualified personnel. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we have to offer. If we are not able to offer competitive compensation or appealing opportunities for high quality candidates, we may not be able to attract or retain qualified candidates and personnel. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize apitegromab, SRK-181, SRK-439 or any future product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our executives and highly skilled technical and managerial personnel are critical to our business. If we have transition in management, lose key personnel, or if we fail to recruit additional highly skilled personnel, our ability to further develop apitegromab, SRK-181 and SRK-439 and identify and develop new or next generation product candidates may be impaired.

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

Changes in statutes, regulations or the interpretation of existing statutes or regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; (iv) additional record-keeping requirements; or (v) changes to our pricing arrangements, or coverage of or reimbursement for our products. If any such changes were to be imposed, they could adversely affect the profitability and operation of our business. See the sections of this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 entitled, “Business — Government Regulation — Current and Future Healthcare Reform Legislation” and “Business – Government Regulation – Coverage and Reimbursement.”

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act (“FCA”), which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information received in the course of patient recruitment for clinical trials. See the section in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 entitled “Business – Government Regulation – Other Healthcare Laws.”

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

We have conducted our Phase 2 TOPAZ clinical trial of apitegromab in the European Economic Area (“EEA”), are conducting our Phase 3 SAPPHIRE clinical trial and ONYX, our long-term extension clinical trial of apitegromab, in the EEA and the UK, and may conduct future clinical trials in the EEA or the UK and therefore may be subject to additional privacy laws. The EU GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA or the UK, including to the U.S., providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, where required reporting security breaches involving personal data to the competent national data protection authority and affected individuals, where required, appointing data protection officers, where required conducting data protection impact assessments, and record-keeping. The EU GDPR imposes penalties in the event of non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR.

Further to the UK’s exit from the EU on January 31, 2020, the EU GDPR ceased to apply in the UK but the UK incorporated the EU GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but currently still aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher.

Although the UK is regarded as a third country under the EU’s GDPR, the UK is recognized as providing adequate protection under the EU GDPR (“UK Adequacy Decision”) and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Likewise, personal data transfers from the UK to the EEA remain free flowing. The UK Government has introduced a Data Protection and Digital Information Bill (“UK Bill”) into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the European Commission. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

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

In July 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework (“Framework”), the successor of the EU-U.S. Privacy Shield framework, which the Court of Justice of the European Union invalidated in 2020. On the basis of the new adequacy decision, personal data can flow safely from the EU to U.S. companies participating in the Framework, without having to put in place additional data protection safeguards. However, the long term validity of the Framework, which has already been challenged in court, remains uncertain.

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

In addition, many states in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Further, in some cases where we process sensitive and personal information of individuals from numerous states, we may find it necessary to comply with the most stringent state laws applicable to any of the information. For example, California’s California Consumer Privacy Act (“CCPA”), creates comprehensive individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. While there are currently exceptions for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA, as amended by the California Privacy Rights Act (“CPRA”), and other enacted or proposed comprehensive state consumer privacy legislation may impact our business activities. We continue to monitor the impact that the state consumer privacy and protection laws, like the CCPA, may have on our business activities. See the section in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 entitled “Business – Government Regulation – European General Data Protection Regulation and “Business – Government Regulation – Other Healthcare and Privacy Laws.”

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

The potential use of new and evolving technologies, such as artificial intelligence, in our offerings to employees may result in additional spending and presents risks and challenges that can impact our business including by posing security and other risks to our confidential information, proprietary information and personal information, and as a result we may be exposed to reputational harm and liability.

We may build and integrate artificial intelligence into our offerings, and this innovation may present risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) — the world’s first comprehensive AI law — is anticipated to enter into force in Spring 2024 and, with some exceptions, become effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain our service offerings to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate artificial intelligence tools into their own offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

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

Global events, including global health concerns could also result in social, economic, and labor instability in the countries in which we operate or where the third parties with whom we engage, including our clinical trial sites and manufacturing facilities of our third-party contract manufacturers, operate. Unforeseen global events, such as increasing inflation and interest, could adversely impact our business. For example, we are conducting SAPPHIRE, our Phase 3 clinical trial and, ONYX, our long-term extension clinical trial of apitegromab in the U.S. and EU, and regional instability caused by the 2022 Russian invasion of Ukraine could adversely affect the conduct of our clinical trials. Such conflicts could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyberattacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business.

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

The success of our product candidates, apitegromab and SRK-181, and future product candidates such as SRK-439, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, apitegromab, SRK-181, SRK-439 or future product candidates or assure that coverage and reimbursement will be available for any product that we may develop. See the sections in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 entitled “Business– Government Regulation – Coverage and Reimbursement” and “Business–Government Regulation–Current and Future Healthcare Reform Legislation.”

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

Payments made to physicians in certain EU Member States must be disclosed publicly. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the EU Member States. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

A part of our strategy is to evaluate and, as deemed appropriate, enter into additional collaborations or partnerships in the future when strategically attractive, including potentially with biotechnology or pharmaceutical companies. We have limited capabilities for product development and only recently have begun to build our capabilities to prepare for potential commercialization. Accordingly, we may enter into collaborations with other companies to provide us with important technologies, capabilities and funding for our programs and underlying technology.

Any future collaboration we enter into may pose a number of risks, including the following:

●	collaborators may have significant discretion or decision-making authority in determining the efforts and resources that they will apply to the collaboration or that we are required to apply to the collaboration;
●	collaborators may not perform their obligations as expected or in a manner satisfactory to us;
●	we may commit to certain preclinical or clinical development or commercialization efforts as part of the collaboration that we are unable to meet or our collaborators may not be satisfied with our preclinical or clinical development or commercialization efforts;
●	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs or license arrangements based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as a strategic transaction that may divert resources or create competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products and product candidates if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

●	collaborators may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;
●	collaborators with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
●	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
●	if a collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us;
●	collaborations may be terminated by the collaborator, and, if terminated, we may be blocked to advance the program due to collaborator patents that are not licensed to us; and
●	collaborations may be terminated by the collaborator, and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

If our future collaborations do not result in the successful discovery, development and commercialization of product candidates or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under such collaboration. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K also apply to the activities of potential therapeutic collaborators.

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

The patenting process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. Unforeseen global events, and sanctions or actions relating to such events, could affect our ability to file, prosecute, maintain, and/or defend patents and applications in those markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or license to third parties and are reliant on our licensors or licensees.

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

Our current patents covering our proprietary technologies and our product candidates are expected to expire beginning in 2034, without taking into account any possible patent term adjustments or extensions. Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the U.S. or foreign jurisdictions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a material adverse effect on our business, results of operations, financial condition and prospects. We own pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2034 through 2045, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.

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

The licensing or acquisition of third-party intellectual property rights is a competitive area, and companies, which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-

party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire.

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

Additionally, the Unified Patent/Unified Patent Court system in Europe became fully operational in June 2023.

●	The new court may be associated with greater degrees of uncertainty in litigation, with respect to both planning and outcome.
●	The opt-out selection afforded during the transition may have a direct impact on future litigation and may result in loss of certain flexibility with regard to choice of forum and other litigation strategy considerations.

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

As another example, in Europe, a new unitary patent system became effective in June 2023, which may significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (“UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Subject to current transitional provisions, European patents have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC are potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

We are a biopharmaceutical company formed in 2012 and our operations to date have been focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. We have not yet demonstrated the ability to progress any of our product candidates through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the twelve months ended December 31, 2023 and 2022, we reported a net loss of $165.8 million and $134.5 million, respectively. As of December 31, 2023, we had an accumulated deficit of $676.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, apitegromab, SRK-181, SRK-439, and any future product candidates.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, including clinical trials for apitegromab and SRK-181 and preclinical studies and clinical trials for SRK-439 and any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of December 31, 2023, we had approximately $279.9 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2023, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2025. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Additionally, any program setbacks or delays due to changes in federal or state laws or clinical site or clinical vendor policies as a result of the impacts of current macroeconomic and geopolitical events, increasing rates of inflation and rising interest rates could impact our programs and increase our expenditures. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

As of December 31, 2023, we had net operating loss carryforwards for federal and state income tax purposes of $403.2 million and $402.8 million, respectively, which begin to expire in 2032, except for our post 2017 federal net operating loss carryforwards of $352.7 million which do not expire. As of December 31, 2023, we also had available tax credit carryforwards for federal and state income tax purposes of $40.8 million and $6.1 million, respectively, which begin to expire in 2034 and 2024, respectively. Additionally, for taxable years beginning after December 31, 2017 the deductibility of the indefinite lived federal net operating losses is limited to 80% of our taxable income in any future taxable year. Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Private placements and other transactions that have occurred since our inception, as well as our IPO, may trigger such an ownership change pursuant to Section 382 of the Code. Any such limitation, whether as the result of our IPO, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Since then, additional financial institutions have experienced similar failures and have been placed into receivership.

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

As of December 31, 2023, the fair value of our cash equivalents and investments in our marketable debt securities portfolio was approximately $279.9 million and consisted primarily of investments in money market funds and U.S. government securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

At December 31, 2023, we had one thousand in net unrealized losses in our marketable securities available-for-sale portfolio, and unrealized losses in our securities portfolio may increase in the future due to the aforementioned economic factors. While our goal is to hold each security until maturity, that may not be possible in light of our policy to preserve capital and liquidity and because investment in securities with unrealized losses has a diminished utility as a source of liquidity prior to maturity. Selling securities with an unrealized loss would result in the realization of such losses, which could have an adverse effect on our financial condition and results of operations.

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

As of December 31, 2023, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 17.9% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

As of December 31, 2023, we are no longer an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies no longer apply to us.

As of December 31, 2023, we are no longer an Emerging Growth Company (“EGC”), as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”). We are now subject to certain disclosure requirements that are applicable to other public companies that have not previously been applicable to us as an emerging growth company and may incur additional significant legal, accounting and other expenses in relation to our status as a non-EGC. These requirements include:

●	to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to report on the effectiveness of our internal control over financial reporting. We will also be required to have our independent registered public accounting firm issue an opinion on the effectiveness of our internal control over financial reporting on an annual basis if and when we lose our status as a “smaller reporting company”. See Risk Factor titled “We expect to continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.” for additional information on this requirement;
●	additional disclosure obligations regarding executive compensation in our periodic reports and proxy statements;
●	compliance with the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved; and
●	compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements.

In addition, we will no longer be able to use the extended transition period for complying with new or revised accounting standards available to emerging growth companies and will be required to adopt new or revised accounting standards as of the effective dates for public companies. Such changes may require us to incur additional costs for compliance. See Risk Factor titled “We are and expect to continue to be a “smaller reporting company” as defined in the Exchange Act, and have elected and expect to continue to elect to take advantage of certain of the scaled disclosures available to smaller reporting companies, including reduced disclosure obligations regarding executive compensation” for additional information on scaled disclosure requirements.

We are and expect to continue to be a “smaller reporting company” as defined in the Exchange Act, and have elected and expect to continue to elect to take advantage of certain of the scaled disclosures available to smaller reporting companies, including reduced disclosure obligations regarding executive compensation.

While we are no longer an EGC, we are and expect to continue to be a “smaller reporting company” as defined in the Exchange Act, and have elected and expect to continue to elect to take advantage of certain of the scaled disclosures available to smaller reporting companies, including reduced disclosure obligations regarding executive compensation. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company also mean our auditors are not required to audit our internal control over financial reporting for so long as we report less than $100 million in annual revenues for the most recent fiscal year and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock price may be more volatile. We will remain a smaller reporting company until our public float exceeds $250 million or our annual revenues exceed $100 million with a public float greater than $700 million.

We expect to continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. These rules and regulations have significantly increased our legal and financial compliance costs and we anticipate that these activities will become more time-consuming and costly over time now that we no longer qualify as an EGC.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are a “smaller reporting company”, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We will qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of June 30 in any given year. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

As of December 31, 2023, approximately 9,988,156 shares of our common stock were reserved for issuance upon exercise or conversion of outstanding warrants. Additionally, 9,390,505 shares of our common stock were reserved for issuance upon exercise of outstanding stock options and vested restricted stock units. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price. As of December 31, 2023, we also have 19,534,997 shares of our common stock reserved for issuance upon exercise of pre-funded warrants, which are already included in our calculation of our weighted average common shares outstanding.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

The sales of a substantial number of the shares and/or the exercise and sale of a substantial number of the pre-funded warrants in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the sale of substantial amounts of our common stock could adversely impact the price of our common stock. The sale, or the availability for sale, of a large number of shares of our common stock in the public market could cause the price of our common stock to decline. As of December 31, 2023, 8,154,695 of the 27,689,692 pre-funded warrants have been exercised.

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

From January 1, 2023 through December 31, 2023, we have sold 619,290 shares of common stock through the Jefferies sales agreement.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cyber Risk Management and Strategy

We have processes for assessing, identifying and managing cybersecurity risks, which are informed by industry standards and built into our overall enterprise risk management function and are designed to help protect our information assets and operations from internal and external cyber threats, and to protect employee, collaborator and patient information from unauthorized access or attack.

We maintain a team of internal and external information technology specialists who are responsible for the design, implementation, and operation of our information technology ecosystem and cybersecurity governance processes. We engage with certain external parties, including consultants, computer security firms and risk management advisors, peer companies, and industry groups in an effort to enhance our cybersecurity oversight and risk management strategy. We also use security technologies, including third-party solutions and monitoring tools that are designed to identify and mitigate cybersecurity risks. Further, we regularly engage third parties to conduct penetration testing, security assessments and tabletop exercises. We also engage a virtual chief information security officer (“vCISO”) to support and advise on our cybersecurity program. We have a process to consider the internal risk oversight programs of critical third-party service providers before engagement, including through security questionnaires and contractual requirements, as appropriate. In addition, in an effort to deter and detect cyber threats, we have implemented an annual training program to provide employees with data protection, cybersecurity and incident response and prevention training.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors have from time to time experienced threats and security incidents that could affect our information or systems. For more information, please see the section entitled “Risk Factors.”

Governance Related to Cybersecurity Risks

The Audit Committee of our Board of Directors provides direct oversight over cybersecurity risk and provides updates to the Board of Directors regarding such oversight. The Audit Committee receives periodic updates from management, including from our Vice President, Information Technology, or the VP of IT, regarding cybersecurity matters, such as relevant cybersecurity risk assessments, as applicable. We have established a process for the Audit Committee to be notified in the event of significant cybersecurity threats or incidents.

The VP of IT leads the operational oversight of company-wide cybersecurity strategy, policies, processes, and support staff. Additionally, the VP of IT works across all relevant departments to assess and help prepare us and our employees to address cybersecurity risks. The VP of IT reports and provides regular updates to the Chief Operations Officer and Chief Financial Officer on the cybersecurity program as well as periodic updates to executive management, as needed. Our VP of IT has worked in the information technology field for over 19 years at biotechnology companies including publicly-traded organizations.

Item 2. Properties

Our corporate headquarters and operations are located in Cambridge, Massachusetts. In March 2015, we entered into a lease of laboratory and office space at 620 Memorial Drive in Cambridge, Massachusetts. Our amended lease expired in September 2023. This space was sublet from February 1, 2021 to August 31, 2023.

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

Stockholders

As of March 14, 2024, there were approximately seven stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

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

Equity Compensation Plans

The information required under this item is incorporated herein by reference to Item 12 of Part III of this Annual Report, such information to be provided in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

Unregistered Sales of Securities

Not applicable.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section has been derived from our consolidated financial statements and should be read together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended, the “Exchange Act” and are subject to the “safe harbor” created by those sections. In particular, statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to statements regarding our future expectations, plans and prospects, including without limitation, our expectations regarding the potential of the TGFβ program, the potential of apitegromab as a therapy in SMA and the timeline for and progress in developing apitegromab, the potential of SRK-181 as a cancer immunotherapy and the timeline for and progress in developing SRK-181, the potential for our anti-myostatin program as a therapy in cardiometabolic disorders, and liquidity, constitute forward-looking statements and are made under these safe harbor provisions. Some of the forward-looking statements can be identified by the use of forward-looking terms such as "believes," "expects," "may," "will," "should," "could," "seek," "intends," "plans," "estimates," "anticipates," or other comparable terms. Forward-looking statements involve inherent risks and uncertainties, which could cause actual results to differ materially from those in the forward-looking statements. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made. We urge you to consider the risks and uncertainties discussed in greater detail under the heading "Risk Factors" elsewhere in this Annual Report on Form 10-K in evaluating our forward-looking statements. We have no plans to update our forward-looking statements to reflect events or circumstances after the date of this report. As a result of many factors, including those factors set forth under the heading "Risk Factors" elsewhere in this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a late-stage biopharmaceutical company focused on the discovery, development, and delivery of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role. As a global leader in transforming growth factor beta (“TGFβ”) superfamily biology, our novel understanding of the molecular mechanisms of growth factor activation enabled us to develop a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target the precursor, or latent, forms of growth factors. By targeting the signaling proteins at the cellular level and acting in the disease microenvironment, we believe we may avoid the historical dose-limiting safety challenges associated with inhibiting growth factors for therapeutic effect. We believe our focus on biologically validated growth factors may facilitate a more efficient development path.

Based on this proprietary and scalable technology platform, we are building a growing portfolio of novel product candidates with the aim of transforming the lives of patients suffering from a wide range of serious diseases, including neuromuscular disorders, cardiometabolic disorders, cancer, fibrosis and iron-restricted anemia. We have discovered and progressed the development of:

●	Apitegromab, an investigational, fully human monoclonal antibody that inhibits myostatin activation by selectively binding the pro- and latent forms of myostatin in skeletal muscle and is being developed for the treatment of SMA. We also believe apitegromab could have potential in the treatment of other neuromuscular disorders where the inhibition of myostatin may be beneficial.
●	SRK-439, a novel, preclinical, investigational myostatin inhibitor that has high invitro affinity for pro- and latent myostatin and maintains myostatin specificity and is being developed for the treatment of cardiometabolic disorders.
●	SRK-181, an inhibitor of the activation of latent TGFβ1, that is being developed for the treatment of cancers that are resistant to anti-PD-(L)1 antibody therapies.
●	Potent and selective inhibitors of the activation of TGFβ for the treatment of fibrotic diseases. We are advancing multiple antibody profiles toward product candidate selection including antibodies that selectively inhibit the activation of latent TGFβ1 in the context of fibrotic extracellular matrix and that avoid perturbing TGFβ1 presented by cells of the immune system.

●	Additional discovery and early preclinical programs related to the selective modulation of growth factor signaling including BMP6 and other growth factors.

Our first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-targeted therapy for the treatment of SMA. We are conducting SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with nonambulatory Type 2 and Type 3 SMA (which is estimated to represent the majority of the current prevalent SMA patient population in the U.S. and Europe). We completed enrollment of SAPPHIRE in 2023, with the top-line data readout expected in the fourth quarter of 2024. If successful and if apitegromab is approved, we expect to initiate a commercial product launch in 2025.

Apitegromab was evaluated in our Phase 2 TOPAZ proof-of-concept clinical trial for the treatment of patients with Type 2 and Type 3 SMA. Positive 12-month top-line results were initially announced in April 2021. The Company has subsequently presented data from the TOPAZ trial over 24-months (June 2022) and 36-months (July 2023), which showed that continued treatment with apitegromab over the extended period was associated with substantial and sustained improvement in motor function, and patient-reported outcomes in patients with nonambulatory Types 2 and 3 SMA receiving an SMN therapy. The FDA granted fast track designation, rare pediatric disease designation and orphan drug designation to apitegromab for the treatment of SMA in May 2021, August 2020 and March 2018, respectively. The European Medicines Agency (“EMA”) granted PRIME designation in March 2021 and the European Commission (“EC”) granted orphan medicinal product designation in December 2018 to apitegromab for the treatment of SMA.

In October 2023, we announced an expansion of our therapeutic focus into cardiometabolic disorders by advancing our anti-myostatin program with SRK-439, a novel, fully human anti-myostatin monoclonal antibody, for evaluation in cardiometabolic disorders, including obesity. We are developing SRK-039 towards a potential IND submission in 2025. To inform the development of SRK-439, we plan to initiate a Phase 2 proof-of-concept trial of apitegromab in combination with GLP-1 receptor agonist (GLP-1 RA) in 2024 with data expected in mid-2025.

Our second product candidate, SRK-181, a highly selective inhibitor of the activation of latent TGFβ, is being developed for the treatment of cancers that are resistant to CPI therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies (referred to together as anti-PD-(L)1 antibody therapies). SRK-181 was evaluated in our Phase 1 DRAGON proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibody therapies. We completed enrollment of the DRAGON trial in December 2023. This two-part clinical trial consists of a dose escalation portion (Part A) and a dose expansion portion evaluating SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy (Part B). Part B commenced in 2021 and includes the following active cohorts: urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, ccRCC, and HNSCC. Safety, efficacy and biomarker data were presented in November 2023 at the SITC 38th Annual Meeting. We believe that the DRAGON trial achieved its study objectives by showing objective, durable clinical responses in patients with ccRCC resistant to PD-1 therapy above what is expected from continuing PD-1 alone. It is anticipated that emerging data from the DRAGON trial will be presented at medical meetings in the future.

Using our innovative approach and proprietary platform, we are creating a pipeline of novel product candidates that selectively modulate the activation of growth factors implicated in a variety of serious diseases, including neuromuscular disorders, cardiometabolic disorders, cancer, fibrosis, and iron-restricted anemia. Our proprietary platform is designed to generate highly selective antibodies that target the growth factor’s latent precursor form prior to its activation within the disease microenvironment, or tissue where it is localized. Our structural insights and unique antibody discovery capabilities can also be applied to other protein classes beyond growth factors, with an aim of generating differentiated candidates targeting cell surface receptors such as immune cell receptors or G-protein coupled receptors, where selectivity remains challenging.

Since inception, we have incurred significant operating losses. Our net losses were $165.8 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $676.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future in performing our ongoing activities, as we:

●	continue development activities for apitegromab, including the conduct of our Phase 3 SAPPHIRE pivotal clinical trial in SMA, ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies and the associated drug supply;
●	continue research and development activities for SRK-181, including the conduct of our Phase 1 DRAGON proof-of-concept clinical trial;
●	continue research and development activities for our cardiometabolic program, including the proof-of-concept Phase 2 trial with apitegromab and advancing SRK-439 towards a potential IND submission in 2025;
●	continue to discover, validate and develop additional product candidates through the use of our proprietary platform;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional research, development, commercial and other business personnel; and
●	continue to build the infrastructure to support our operations as a public company.

To date, we have not generated any revenue from product sales. If we successfully complete clinical development and obtain regulatory approval for apitegromab, SRK-181, SRK-439 or any of our future product candidates, we may generate revenue in the future from product sales. In addition, if we obtain regulatory approval for apitegromab, SRK-181, SRK-439 or any of our future product candidates, we expect to incur significant expenses related to developing our commercialization capabilities to support product sales, marketing and distribution activities.

Financial Operations Overview

Revenue

No revenues have been recorded from the sale of any commercial product. Revenue generation activities have been limited to collaborations, containing research services and the issuance of a license. The Gilead Collaboration Agreement was executed on December 19, 2018 (the “Effective Date”) and we began recognizing associated revenue in

2019. Under the Gilead Collaboration Agreement, Gilead had exclusive options to license worldwide rights to product candidates that emerged from three of our TGFβ programs (each a “Gilead Program”). Each option could have been exercised by Gilead at any time from the Effective Date through a date that was 90 days following the expiration of the Research Collaboration Term for a given Gilead Program (no later than March 19, 2022), or until termination of the Gilead Program, whichever was earlier (the “Option Exercise Period”). On January 6, 2022, Gilead agreed to terminate its option exercise period for all programs and the rights to the respective antibodies reverted to us.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022 (in thousands, except percentages):

	Year Ended December 31,		Change
	2023	2022	$	%
Revenue	$—	$33,193	$(33,193)	(100.0)%
Operating expenses:
Research and development	121,900	124,444	(2,544)	(2.0)%
General and administrative	49,395	43,119	6,276	14.6%
Total operating expenses	171,295	167,563	3,732	2.2%
Loss from operations	(171,295)	(134,370)	(36,925)	27.5%
Other income (expense), net	5,506	(132)	5,638	(4,271.2)%
Net loss	$(165,789)	$(134,502)	$(31,287)	23.3%

Revenue

Revenue was $0 and $33.2 million for the years ended December 31, 2023 and 2022, respectively. The revenue for the year ended December 31, 2022 was related to the Gilead Collaboration Agreement executed in December 2018. Upon Gilead’s termination of its option exercise period for all programs, revenue of $33.2 million attributable to the material rights was recognized in January 2022. All revenue related to the Gilead Collaboration Agreement had been fully recognized by January 31, 2022.

Operating Expenses

Research and Development

Research and development expense was $121.9 million for the year ended December 31, 2023 compared to $124.4 million for the year ended December 31, 2022, a decrease of $2.5 million, or 2.0%. The following table summarizes our research and development expense for the years ended December 31, 2023 and 2022 (in thousands, except percentages):

	Year Ended December 31,		Change
	2023	2022	$	%
External costs by program:
Apitegromab	$40,701	$48,044	$(7,343)	(15.3)%
SRK-181	14,200	12,462	1,738	13.9%
Other early programs and unallocated costs	5,818	6,175	(357)	(5.8)%
Total external costs	60,719	66,681	(5,962)	(8.9)%
Internal costs:
Employee compensation and benefits	44,594	41,370	3,224	7.8%
Facility and other	16,587	16,393	194	1.2%
Total internal costs	61,181	57,763	3,418	5.9%
Total research and development expense	$121,900	$124,444	$(2,544)	(2.0)%

The decrease in research and development expense was primarily attributable to the following:

●	A decrease in our external research and development costs of $6.0 million, which primarily consisted of:
o	$7.3 million decrease in costs associated with apitegromab primarily due a decrease in clinical drug supply manufacturing driven by timing of clinical supply, partially offset by clinical trial costs, particularly the conduct of our Phase 3 SAPPHIRE clinical trial and ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies;
o	$1.7 million increase in costs associated with SRK-181, due primarily to clinical trial costs and associated purchases of pembrolizumab related to the Phase 1 DRAGON clinical trial, partially offset by lower costs due to timing of clinical drug supply costs; and
o	$0.4 million decrease in costs in other early development candidates and unallocated costs;
●	$3.4 million increase in internal research and development costs, which was primarily driven by an increase in employee compensation and benefits costs, including salaries and bonus, and an increase in temporary support, partially offset by decreases in severance expense and non-cash equity-based compensation expense, including for modifications of certain equity awards.

Total research and development expenses are expected to continue to be substantial, driven by employee compensation costs and development costs associated with our clinical stage programs as we continue to advance our product candidates, including apitegromab through our Phase 3 SAPPHIRE clinical trial in SMA and ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies and costs associated with supporting our cardiometabolic program, including our planned Phase 2 study of apitegromab and our preclinical program, SRK-439. Additionally, we will continue to invest in our pipeline. We expect costs of our SRK-181 program to decrease, as we completed enrollment of the Phase 1 DRAGON clinical trial in December 2023.

General and Administrative

General and administrative expense was $49.4 million for the year ended December 31, 2023 compared to $43.1 million for the year ended December 31, 2022, an increase of $6.3 million or 14.6%. The increase was associated with employee compensation and benefits costs including salaries, bonus, benefits and non-cash equity-based compensation expense related to increased headcount, in addition to an increase in professional services costs. We expect general and administrative expense to increase as we continue to invest in commercial readiness activities.

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to an increase in interest income earned due to higher interest rates, partially offset by an increase in interest expense related to the Loan and Security Agreement, also due to higher interest rates.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any product revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of our convertible preferred stock and units in private placements before our IPO, and sale of our common stock through our IPO in 2018, to Gilead in an exempt private placement, through multiple secondary public offerings and through at-the-market (“ATM”) sales, as well as payments from our research collaborations and the Loan and Security Agreement entered into in October 2020 and amended in November 2022 and April 2023 (see Note 13).

The following table provides information regarding our total cash, cash equivalents and marketable securities at December 31, 2023 and December 31, 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Cash and cash equivalents	$101,855	$103,275
Marketable securities	178,083	212,086
Total cash, cash equivalents and marketable securities	$279,938	$315,361

During the year ended December 31, 2023, our cash, cash equivalents and marketable securities balance decreased by $35.4 million. The change was primarily due to cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our product candidates and supported our internal research and development efforts and made interest payments on our debt, partially offset by proceeds from the sale of common stock (including our equity offering completed in October 2023) and exercises of warrants and stock options.

Our current ATM program, established in November 2022, allows for the sale of shares of our common stock having an aggregate offering price of up to $100 million. During the year ended and as of December 31, 2023, we sold 619,290 shares of our common stock through sales under our ATM program with Jefferies, LLC, and received $5.2 million in net proceeds, after deducting commissions and fees. In October 2021, we sold 500,000 shares of our common stock through a sale in our prior ATM program (in place between March 2021 and June 2022) and received $13.1 million in net proceeds, after deducting commissions and fees.

On October 11, 2023, we entered into the Underwriting Agreement with J.P. Morgan Securities LLC, and Piper Sandler & Co., as representatives of the several underwriters named therein, relating to the issuance and sale of an aggregate of 12,408,760 shares of our common stock at $6.85 per share. Pursuant to the Underwriting Agreement, we also granted the Underwriters a 30-day option to purchase up to 1,861,314 additional shares in an amount equal to 15% of the securities offered in the public offering (the “Option Shares”) of common stock. The Underwriters exercised in full their option to purchase the Option Shares on October 12, 2023. Total proceeds of the transaction, including the Option Shares were approximately $92.4 million, net of underwriting discounts and estimated offering expenses. The offering closed on October 16, 2023.

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

In October 2020, we entered into the Loan and Security Agreement with Oxford and SVB, which was amended in November 2022, for $100 million of which $25.0 million from Tranche 1 was received in October 2020 and $25.0 million from Tranche 2 was received in December 2021 (Note 13).

In June and July 2019, we sold 3,450,000 shares of our common stock through an underwritten public offering. As a result of the offering, we received aggregate net proceeds, after underwriting discounts and commissions and other offering expenses, of $48.3 million.

In December 2018, we entered into the Gilead Collaboration Agreement pursuant to which we conducted research and preclinical development activities relating to the diagnosis, treatment, cure, mitigation or prevention of diseases, disorders or conditions, other than in the field of oncology in accordance with a pre-determined research plan. Pursuant to the Gilead Collaboration Agreement, Gilead made non-refundable payments of $80.0 million, including an upfront payment and an equity investment. In December 2019, we achieved a $25.0 million preclinical milestone for the successful demonstration of efficacy in preclinical in vivo proof-of-concept studies, and subsequently received the associated payment in January 2020. Revenue was recognized during the period January 2019 through December 2021, as research and development services were provided. All revenue related to the Gilead Collaboration Agreement had been fully recognized by January 31, 2022, upon the termination of Gilead’s option exercise period (Note 14).

During the year ended December 31, 2023, 8,154,695 of the Company’s pre-funded warrants were exercised. As of December 31, 2023, the Company had 19,534,997 pre-funded warrants outstanding.

During the year ended December 31, 2023, 471,025 of the Company’s common warrants were exercised. As of December 31, 2023, the Company had 9,998,156 common warrants outstanding.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(145,226)	$(132,694)
Net cash provided by (used in) investing activities	41,141	(171,698)
Net cash provided by financing activities	102,574	194,832
Net decrease in cash, cash equivalents and restricted cash	$(1,511)	$(109,560)

Net Cash Used in Operating Activities

Net cash used in operating activities was $145.2 million for the year ended December 31, 2023, and consisted of our net loss of $165.8 million, changes in our assets and liabilities of $10.6 million, partially offset by non-cash adjustments of $31.2 million. The non-cash adjustments are primarily from equity-based compensation.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $41.1 million for the year ended December 31, 2023, compared to net cash used in investing activities of $171.7 million for the year ended December 31, 2022. Net cash provided by and used in investing activities for both periods was primarily associated with transactions involved in the routine management of our marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $102.6 million for the year ended December 31, 2023, compared to $194.8 million for the year ended December 31, 2022. Net cash provided by financing activities for the year ended December 31, 2023 was primarily attributable to net proceeds from an equity offering completed in October 2023. Net cash provided by financing activities for the year ended December 31, 2022 was primarily attributable to net proceeds from an equity offering completed in June 2022.

Funding Requirements

We expect our expenses to be substantial as we continue the research and development of apitegromab in SMA. In addition, if we seek marketing approval for apitegromab, or any of our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect to continue to incur costs related to SRK-181 as we continue to treat patients who remain on the Phase 1 DRAGON trial. We expect to incur costs to support our cardiometabolic program, including our planned Phase 2 trial of apitegromab and our preclinical program, SRK-439. Additionally, we will support the development of our pipeline and any other preclinical programs. Furthermore, we expect to continue to incur costs associated with operating as a public company.

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

●	the costs and timing of developing our product candidates and future product candidates, including costs associated with apitegromab in our Phase 3 SAPPHIRE clinical in SMA and ONYX, our long-term extension study in SMA for patients from both the TOPAZ and SAPPHIRE studies, our Phase 2 proof-of-concept trial for apitegromab in our cardiometabolic program, our Phase 1 DRAGON clinical trial for SRK-181, and the costs and timing of conducting future preclinical studies and clinical trials for SRK-439 or any other product candidates;
●	the costs of future manufacturing of apitegromab, SRK-181, SRK-439 and any other future product candidates;
●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
●	the costs of identifying and developing, or in-licensing or acquiring, additional product candidates and technologies;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements, license agreements, or other agreements we might have at such time;
●	the costs of seeking marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and research and development activities;
●	the costs of supporting our infrastructure and facilities, including equipment and physical infrastructure to support our research and development;
●	the costs of operating as a public company; and
●	the impact of adverse global economic conditions on our business, which may exacerbate the magnitude of the factors discussed above.

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

Research and Development Expenses and related Accruals/Prepaids

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel and/or reviewing other third-party sources to identify the progress of services that has been performed on our behalf, as well as invoices received and contracted costs. This contributes to estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost.

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

We evaluate whether development, regulatory, and commercial milestone payments are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. At the end of each reporting period, we re-evaluate the probability of achievement of such milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect collaboration revenue and earnings in the period of adjustment.

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

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial and accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f) and 15d-15(d) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and our Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO criteria”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023. This Annual Report on Form 10-K does not include an attestation report pursuant to the requirements of Section 404(b) of the Sarbanes-Oxley Act of as we qualify as a “smaller reporting company” and as such, are exempt from such auditor attestation requirement.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

Item 11. Executive Compensation

The information required under this item (excluding the information under the heading “Pay Versus Performance”) is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2023.

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

(a)(3) Exhibits.

The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K):

Number	Description	Form	File No.	Exhibit No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.2	May 8, 2018
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.1.1	May 14, 2018
3.3	Amended and Restated By-laws of the Registrant	S-1/A	333-224493	3.4	May 8, 2018
4.1	Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated December 22, 2017	S-1	333-224493	4.1	April 27, 2018
4.2	Specimen Stock Certificate evidencing shares of common stock	S-1/A	333-224493	4.2	May 14, 2018
4.3	Amended and Restated Warrant to Purchase Stock, by and between Silicon Valley Bank and the Registrant, dated December 22, 2017	S-1	333-224493	4.3	April 27, 2018
4.4	Description of Capital Stock	10-K	001-38501	4.4	March 12, 2020
4.5	Form of Pre-Funded Warrant	8-K	001-38501	4.1	June 21, 2022
4.6	Form of Common Stock Warrant	8-K	001-38501	4.2	June 21, 2022
10.1+	2017 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1	333-224493	10.1	April 27, 2018
10.2+	2018 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	333-224493	10.2	May 14, 2018
10.3+	Senior Executive Cash Incentive Bonus Plan	S-1/A	333-224493	10.3	May 8, 2018
10.4+	2018 Employee Stock Purchase Plan	S-1/A	333-224493	10.4	May 14, 2018
10.5+	Scholar Rock Holding Corporation 2022 Inducement Equity Plan	8.K	001-38501	10.2	June 21, 2022
10.6+	Amendment No. 1 to Scholar Rock Holding Corporation 2022 Inducement Equity Plan, dated September 4, 2022	S-8	333-268327	99.2	November 14, 2022
10.7+	Amendment No. 2 to Scholar Rock Holding Corporation 2022 Inducement Equity Plan, dated February 3, 2023	10-K	001-38501	10.7	March 7, 2023

10.8+*	Amendment No. 3 to Scholar Rock Holding Corporation 2022 Inducement Equity Plan, dated January 25, 2024
10.9+	Form of Indemnification Agreement	S-1/A	333-224493	10.5	May 14, 2018
10.10†	Exclusive License Agreement by and between the Registrant, and Children’s Medical Center, dated as December 16, 2013	S-1	333-224493	10.6	April 27, 2018
10.13††	Master Collaboration Agreement, dated December 19, 2018, by and between the Registrant and Gilead Sciences, Inc.	8-K/A	001-38501	10.1	December 24, 2018
10.14	Letter Agreement by and between Scholar Rock, Inc. and Gilead Sciences, Inc. dated January 6, 2022	10-Q	333-224493	10.1	May 16, 2022
10.15††	Form of License Agreement.	8-K/A	001-38501	10.2	December 24, 2018
10.16	Share Purchase Agreement, dated December 19, 2018, by and between Scholar Rock Holding Corporation and Gilead Sciences, Inc.	8-K/A	001-38501	10.3	December 24, 2018
10.17	Registration Rights Agreement, dated December 19, 2018, by and among the Registrant, Gilead Sciences, Inc. and Scholar Rock Holding Corporation stockholder signatories named therein.	8-K/A	001-38501	10.4	December 24, 2018
10.18	Irrevocable Registration Rights Waiver and Amendment, dated December 19, 2018, by and among the Registrant, Gilead Sciences, Inc. and Scholar Rock Holding Corporation stockholder signatories named therein.	8-K/A	001-38501	10.5	December 24, 2018
10.19	Amended and Restated Collaboration Agreement, dated March 12, 2019, by and between Scholar Rock, Inc. and Adimab, LLC	8-K	001-38501	10.1	March 13, 2019
10.20	Lease Agreement by and between BMR-Rogers Street LLC and Scholar Rock, Inc., dated November 5, 2019. Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the Securities and Exchange Commission upon request.	10-Q	001-38501	10.2	November 12, 2019
10.21+	Employment Agreement, dated July 14, 2020, by and between Scholar Rock, Inc. and Edward H. Myles.	8-K	001-38501	10.2	July 16, 2020
10.23	Loan and Security Agreement, dated October 16, 2020, by and among the Registrant, Scholar Rock, Inc., Oxford Finance LLC and Silicon Valley Bank.	10-K	001-38501	10.26	March 9, 2021
10.25	First Amendment to Loan and Security Agreement, dated November 16, 2021, by and among the Registrant, Scholar Rock, Inc., Oxford Finance LLC and Silicon Valley Bank.	10-K	001-38501	10.27	March 7, 2022

10.26	Second Amendment to Loan and Security Agreement, dated November 10, 2022, by and among the Registrant, Scholar Rock, Inc., Oxford Finance LLC and Silicon Valley Bank.	10-K	001-38501	10.26	March 7, 2023
10.27	Third Amendment to Loan and Security Agreement, dated April 18, 2023, by and among the Registrant, Scholar Rock, Inc., Oxford Finance LLC and Silicon Valley Bank.	10-Q	001-38501	10.1	August 9, 2023
10.28+	Employment Agreement, by and between Scholar Rock, Inc. and Jay T. Backstrom, dated September 19, 2022.	8-K	001-38501	10.1	September 20, 2022
10.29+	Employment Agreement, by and between Scholar Rock, Inc. and Jing Marantz, dated November 7, 2022.	8-K	001-38501	10.1	November 9, 2022
10.30	Form of Securities Purchase Agreement by and among the Registrant and the purchasers dated June 17, 2022.	8-K	001-38501	10.1	June 21, 2022
10.31+	Amended and Restated Employment Agreement, by and between Scholar Rock, Inc. and Junlin Ho dated March 1, 2023	10-K	001-38501	10.31	March 7, 2023
10.32+*	Employment Agreement, by and between Scholar Rock, Inc. and Tracey Sacco, dated February 1, 2023.
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the signature page to this report).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97#*	Compensation Recovery Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

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

SCHOLAR ROCK HOLDING CORPORATION

Date: March 19, 2024	By:	/s/ Jay T. Backstrom
Jay T. Backstrom
President and Chief Executive Officer (Principal Executive Officer)
Date: March 19, 2024	By:	/s/ Edward H. Myles
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

Signature	Title	Date

/s/ Jay T. Backstrom	President and Chief Executive Officer	March 19, 2024
Jay T. Backstrom	(Principal Executive Officer)

/s/ Edward H. Myles	Chief Operating Officer & Chief Financial Officer	March 19, 2024
Edward H. Myles	(Principal Financial and Accounting Officer)

/s/ David Hallal	Chairman of the Board of Directors	March 19, 2024
David Hallal

/s/ Srinivas Akkaraju	Director	March 19, 2024
Srinivas Akkaraju

/s/ Richard Brudnick	Director	March 19, 2024
Richard Brudnick

/s/ Kristina Burow	Director	March 19, 2024
Kristina Burow

/s/ Jeffrey S. Flier	Director	March 19, 2024
Jeffrey S. Flier

/s/ Michael Gilman	Director	March 19, 2024
Michael Gilman

/s/ Amir Nashat	Director	March 19, 2024
Amir Nashat

/s/ Katie Peng	Director	March 19, 2024
Katie Peng

/s/ Joshua Reed	Director	March 19, 2024
Joshua Reed

/s/ Akshay Vaishnaw	Director	March 19, 2024
Akshay Vaishnaw

SCHOLAR ROCK HOLDING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Scholar Rock Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scholar Rock Holding Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

External Prepaid and Accrued Research and Development Expenses

Description of the Matter

As shown in Notes 5 and 7 to the financial statements, the Company’s external prepaid research and development expenses, long-term prepaid research and development expenses, and accrued research and development expenses totaled $4.1 million, $4.1 million, and $6.8 million, respectively, at December 31, 2023. As discussed in Note 2 to the consolidated financial statements, the Company’s accrued and prepaid external research and development expenses are recognized based on various inputs, including an evaluation of the progress achieved to complete specific tasks based on communication with internal and external personnel, open contracts and purchase orders, invoices received, contracted costs, and other information provided to the Company by its service providers based on their actual costs incurred. Payments for these activities are due based on the terms of individual arrangements, which may differ from the pattern of costs incurred. Accrued expenses are reflected on the consolidated balance sheet when costs incurred exceed payments made while prepaid expenses are reflected on the consolidated balance sheet when payments made exceed the costs incurred.

Auditing the Company’s accrued and prepaid external research and development expenses is especially challenging due to the significant judgement required to estimate the services provided but not yet invoiced. Specifically, the amount of research and development expenses incurred is sensitive to estimates of the progress of the studies, clinical trials or other activities and the associated cost of such services. Additionally, due to the duration of certain of the Company’s ongoing research and development activities and the timing of invoicing received from third parties, the actual amounts incurred may not be known at the time the financial statements are issued, further adding to the estimation uncertainty.

How We Addressed the Matter in Our Audit

To test accrued and prepaid external research and development expenses, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used to calculate accrued and prepaid external research and development expenses, as well as evaluating the assumptions and estimates used by management to measure progress of studies, clinical trials or other activities. To assess the extent of services incurred, we assessed the progress of clinical trials with the Company’s research and development personnel that oversee the clinical trials and obtained information from service providers regarding costs incurred to date. We also tested subsequent invoices received and inspected the Company’s contracts with service providers and any pending change orders to assess the effect on the accrued or prepaid external research and development expenses.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Boston, Massachusetts

March 19, 2024

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$101,855	$103,275
Marketable securities	178,083	212,086
Prepaid expenses and other current assets	8,256	12,663
Total current assets	288,194	328,024
Property and equipment, net	4,600	7,384
Operating lease right-of-use asset	11,417	18,543
Restricted cash	2,407	2,498
Other long-term assets	4,417	1,719
Total assets	$311,035	$358,168
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,465	$3,994
Accrued expenses	20,449	24,321
Operating lease liability	7,408	7,852
Short-term debt	1,334	—
Other current liabilities	85	222
Total current liabilities	32,741	36,389
Long-term portion of operating lease liability	4,392	11,800
Long-term debt	48,684	49,744
Total liabilities	85,817	97,933
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2023 and December 31, 2022; no shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 75,979,495 and 51,672,579 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	76	52
Additional paid-in capital	901,471	771,699
Accumulated other comprehensive income (loss)	92	(884)
Accumulated deficit	(676,421)	(510,632)
Total stockholders’ equity	225,218	260,235
Total liabilities and stockholders’ equity	$311,035	$358,168

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenue	$—	$33,193
Operating expenses:
Research and development	121,900	124,444
General and administrative	49,395	43,119
Total operating expenses	171,295	167,563
Loss from operations	(171,295)	(134,370)
Other income (expense), net	5,506	(132)
Net loss	$(165,789)	$(134,502)
Net loss per share, basic and diluted	$(1.99)	$(2.26)
Weighted average common shares outstanding, basic and diluted	83,347,086	59,611,656

Comprehensive loss:
Net loss	$(165,789)	$(134,502)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	976	(849)
Total other comprehensive income (loss)	976	(849)
Comprehensive loss	$(164,813)	$(135,351)

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2021	35,209,099	$35	$548,204	$(35)	$(376,130)	$172,074
Unrealized loss on marketable securities	—	—	—	(849)	—	(849)
Sale of common shares, pre-funded warrants and warrants to purchase common shares, net of issuance costs	16,326,530	16	195,299	—	—	195,315
Exercise of stock options	44,850	1	495	—	—	496
Issuance of common shares upon RSU vesting	92,100	—	—	—	—	—
Equity-based compensation expense	—	—	27,701	—	—	27,701
Net loss	—	—	—	—	(134,502)	(134,502)
Balance at December 31, 2022	51,672,579	$52	$771,699	$(884)	$(510,632)	$260,235
Unrealized gain on marketable securities	—	—	—	976	—	976
Sale of common shares, net of issuance costs	14,889,364	15	97,638	—	—	97,653
Exercise of stock options	258,372	—	1,535	—	—	1,535
Issuance of common shares upon RSU vesting	533,460	—	—	—	—	—
Exercise of pre-funded and common warrants	8,625,720	9	3,454	—	—	3,463
Equity-based compensation expense	—	—	27,142	—	—	27,142
Other	—	—	3	—	—	3
Net loss	—	—	—	—	(165,789)	(165,789)
Balance at December 31, 2023	75,979,495	$76	$901,471	$92	$(676,421)	$225,218

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(165,789)	$(134,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,844	2,986
Amortization of debt discount and debt issuance costs	274	720
Loss on disposal of property and equipment	11	33
Equity-based compensation	27,142	27,701
Amortization/accretion of investment securities	(6,220)	(2,142)
Non-cash operating lease expense	7,126	6,899
Change in operating assets and liabilities:
Prepaid expenses and other current assets	4,530	(322)
Other assets	(2,698)	(97)
Accounts payable	(529)	(251)
Accrued expenses	(3,927)	6,889
Operating lease liabilities	(7,852)	(7,407)
Deferred revenue	—	(33,193)
Other liabilities	(138)	(8)
Net cash used in operating activities	(145,226)	(132,694)
Cash flows from investing activities:
Purchases of property and equipment	(71)	(1,064)
Proceeds from sale of property and equipment	13	—
Purchases of marketable securities	(290,801)	(300,634)
Maturities of marketable securities	332,000	130,000
Net cash provided by (used in) investing activities	41,141	(171,698)
Cash flows from financing activities:
Proceeds from sale of common shares, pre-funded warrants and warrants to purchase common shares, net of issuance costs	97,709	195,315
Proceeds from pre-funded and common warrant exercises	3,463	—
Proceeds from stock option exercises	1,399	492
Other	3	—
Debt modification payment	—	(975)
Net cash provided by financing activities	102,574	194,832
Net decrease in cash, cash equivalents and restricted cash	(1,511)	(109,560)
Cash, cash equivalents and restricted cash, beginning of period	105,773	215,333
Cash, cash equivalents and restricted cash, end of period	$104,262	$105,773
Supplemental cash flow information:
Cash paid for interest	$6,399	$4,372

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

Notes to Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

Organization

Scholar Rock Holding Corporation (the “Company”) is a late-stage biopharmaceutical company focused on the discovery, development, and delivery of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role. As a global leader in transforming growth factor beta (“TGFβ”) superfamily biology, the Company’s novel understanding of the molecular mechanisms of growth factor activation enabled the development of a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target the precursor, or latent, forms of growth factors.

The Company’s first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-targeted therapy for the treatment of spinal muscular atrophy (“SMA”). The Company is conducting SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with nonambulatory Type 2 and Type 3 SMA. In 2023, the Company completed enrollment for the Phase 3 SAPPHIRE trial and announced data from the Phase 2 TOPAZ trial extension period evaluating patient outcomes at 36 months of treatment with apitegromab.

In October 2023, the Company announced plans to expand into cardiometabolic disorders and advance its anti-myostatin program with SRK-439, a novel, fully human anti-myostatin monoclonal antibody, for evaluation in cardiometabolic disorders, including obesity, towards a potential investigational new drug application (“IND”) submission in 2025. To inform the development of SRK-439, the Company plans to initiate a Phase 2 proof-of-concept trial of apitegromab in combination with a GLP-1-receptor agonist in 2024.

The Company’s second product candidate, SRK-181, a highly selective inhibitor of the activation of latent transforming growth factor beta (“TGFβ”), is being developed for the treatment of cancers that are resistant to checkpoint inhibitor (“CPI”) therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies (referred to together as anti-PD-(L)1 antibody therapies). SRK-181 was evaluated in the Company’s Phase 1 DRAGON proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibody therapies. The Phase 1 DRAGON trial completed enrollment in December 2023. This two-part clinical trial consists of a dose escalation portion (Part A) and a dose expansion evaluating SRK-181 in combination with an approved anti-PD- (L)1 antibody therapy (Part B). Part B includes the following active cohorts: urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, clear cell renal cell carcinoma, and head and neck squamous cell carcinoma. Safety, efficacy and biomarker data were presented in November 2023 at the Society for Immunotherapy of Cancer 38th Annual Meeting.

Additionally, the Company continues to create a pipeline of product candidates to deliver novel therapies to underserved patients suffering from a wide range of serious diseases, including neuromuscular disorders, cardiometabolic disorders, cancer, fibrosis, and iron-restricted anemia. The Company was originally formed in May 2012. Its principal offices are in Cambridge, Massachusetts.

Since its inception, the Company’s operations have focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect, as well as establishing the Company’s intellectual property portfolio and performing research and development activities. The Company has primarily financed its operations through various equity financings, including in October 2023 (Note 9), as well as research and development collaboration agreements and the Company’s debt facility (Note 13).

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

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company’s product candidates. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash, cash equivalents, and marketable securities at December 31, 2023 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date these financial statements are issued.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. At December 31, 2023 and 2022, cash equivalents include money market funds that invest primarily in U.S. government-backed securities and treasuries.

At December 31, 2023 and 2022, restricted cash consists of letters of credit related to its leased facilities. The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statement of cash flows (in thousands):

	As of December 31,
	2023	2022
Cash and cash equivalents	$101,855	$103,275
Restricted cash	2,407	2,498
	$104,262	$105,773

Marketable Securities

The Company classifies its marketable securities as available-for-sale. Marketable securities with a remaining maturity date greater than one year are classified as non-current if the Company does not intend to utilize the marketable securities to fund current operations. Marketable securities are maintained by an investment manager and consist of U.S. treasury obligations and government agency securities. Marketable securities are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the underlying marketable security.

Although available to be sold to meet operating needs or otherwise, securities are generally held through maturity. The cost of securities sold is determined on a specific identification basis, and realized gains and losses are included in other income (expense) within the statement of operations and comprehensive loss.

The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit loss or other factors. If the decline in fair value is due to credit loss factors, a loss is recognized in net income. To date, the Company has not experienced any credit losses and does not believe it is exposed to any significant credit risk on these investments.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and right-of-use assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2023 or 2022.

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

Revenue Recognition

The Company accounts for revenue using the provisions of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine the appropriate amount of revenue to be recognized for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identification of the contract(s) with the customer, (ii) identification of the promised goods or services in the contract and determination of whether the promised goods or services are performance obligations, (iii) measurement of the transaction price, (iv) allocation of the transaction price to the performance obligations, and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Research and Development Expenses and Related Accruals/Prepaids

Research and development expenses are expensed as incurred and consist of costs incurred in performing research and development activities, including compensation related expenses for research and development personnel, preclinical and clinical activities including cost of clinical drug supply, overhead expenses including facilities expenses, materials and supplies, amounts paid to consultants and outside service providers, and depreciation of equipment. Upfront license payments related to acquired technologies which have not yet reached technological feasibility and have no alternative future use are also included in research and development expense.

The Company has entered into various research and development service arrangements under which vendors perform various services. The Company records accrued expenses for estimated costs incurred under the arrangements in excess of vendor invoices received while cash payments to vendors, including those that are nonrefundable, in excess of estimated costs incurred are recorded as prepaid expenses. Prepaid expenses are expensed as the related services are performed or goods are received. When evaluating the adequacy and accuracy of the accrued and prepaid expenses, the Company reviews open contracts and purchase orders, the level of service performed, invoices received, contracted costs, and progress of studies, clinical trials or other activities based on communication with internal and/or external personnel. Significant judgments and estimates are made in determining the accrued and prepaid expense balances at the end of each reporting period, and payments for these activities are due based on the terms of individual arrangements, which may differ from the pattern of costs incurred.

Equity-Based Compensation

The Company accounts for equity awards, including restricted stock units, and common stock options, granted as equity award compensation in accordance with ASC Topic 718, Compensation — Stock Compensation ("ASC 718"). ASC 718 requires all stock-based payments to employees, which includes grants of employee equity awards, to be recognized as expense in the statements of operations based on their grant date fair values.

The fair value of each restricted stock unit is based on the fair value of the Company’s common stock less any purchase price, if applicable. The fair value of each stock option award is estimated using the Black-Scholes option-pricing model, which uses as inputs the fair value of the Company’s common stock and certain subjective assumptions, including the expected stock price volatility, the expected term of the award, the risk-free rate, and expected dividends. Expected volatility is calculated based on a blend of the Company’s reported volatility data for the length of time that market data was available for the Company’s stock and the historical data for a representative group of publicly traded companies, for which historical information was available. The historical volatility is generally calculated based on a period of time commensurate with the expected term assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The Company uses the simplified method, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to lack of historical exercise data and the plain nature of its stock-based awards. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on common stock.

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

Comprehensive Loss

Comprehensive loss is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes net loss and the change in accumulated other comprehensive income (loss) for the period. Accumulated other comprehensive income (loss) consisted entirely of unrealized gains and losses on available-for-sale marketable securities during the period ending December 31, 2023 and 2022.

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

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding, including pre-funded warrants and excluding restricted common stock. The Company calculates diluted net loss per share by dividing net loss by the weighted average number of common shares outstanding, as applicable, after giving consideration to the dilutive effect of restricted stock units, warrants, pre-funded warrants, and stock options that are outstanding during the period.

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

The Company is open to examination by the Internal Revenue Service for the tax years ended December 31, 2013 to December 31, 2023. Since the Company is in a U.S. loss carryforward position, carryforward tax attributes generated in prior years may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires that a financial asset or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. Under previous GAAP, a company only considered past events and current conditions in measuring an incurred loss. Under ASU 2016-13, the information that a company must consider is broadened in developing an expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. The guidance is applied using a modified retrospective, or prospective approach, depending on a specific amendment. In November 2019, the FASB deferred the effective date for smaller reporting companies to fiscal years beginning after December 15, 2022. Therefore, the new standard was effective for the Company on January 1, 2023. The Company established processes and internal controls to comply with the new credit loss standard and related disclosure requirements. The Company’s investment policy has primary objectives of preservation of capital and maintenance of liquidity. As a result, the Company typically invests in money market funds, U.S. treasury obligations and government agency securities. The Company believes that such funds are subject to minimal credit risk. The Company has not experienced any credit losses and does not believe it is exposed to any significant credit risk on these investments. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard requires disclosure of incremental segment information on an annual and interim basis and allows for multiple measures of a segment’s profit or loss provided that one of those measures is consistent with GAAP. The amendments in this update do not change how a public company identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments, but rather requires public entities to provide in interim periods all disclosures about a reporting segment’s profit or loss and assets that are currently required annually. ASU 2023-07 becomes effective for the annual period starting on January 1, 2024, and for interim periods starting on January 1, 2025. The option for early adoption is permitted, however, the Company has decided not to early adopt, does not anticipate a material impact to its net financial position, and is still evaluating the impact on its disclosures in future years as a result of the adoption of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures to provide information to investors to better assess how a company’s operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This requires public entities to disclose additional categories in the rate reconciliation regarding federal and state income taxes, and provide more details surrounding reconciling items if a quantitative threshold is met. The effective date for public companies is for annual periods starting on January 1, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance, however, the Company has decided not to early adopt, does not anticipate a material impact to its net financial position, and is still evaluating the impact on its disclosures will be in future years as a result of the adoption of ASU 2023-09.

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at December 31, 2023 and 2022 (in thousands):

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$61,764	$61,764	$—	$—
U.S. treasury obligations, included in cash and cash equivalents	30,765	30,765	—	—
Marketable securities:
U.S. treasury obligations and government agency securities	178,083	178,083	—	—
Total assets	$270,612	$270,612	$—	$—

	Fair Value Measurements at December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$98,073	$98,073	$—	$—
Marketable securities:
U.S. treasury obligations	212,086	212,086	—	—
Total assets	$310,159	$310,159	$—	$—

Cash, cash equivalents and marketable securities are Level 1 assets and include investments in money market funds and U.S. treasury obligations and government agency securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 as of December 31, 2023 and 2022. There were no transfers of assets between fair value measurement levels during the years ended December 31, 2023 and 2022.

The carrying amounts reflected in the balance sheets for prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at December 31, 2023 and 2022, due to their short-term nature.

The Company believes the terms of its debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company's debt approximates its fair value based on Level 3 of the fair value hierarchy.

4. Marketable Securities

The following table summarizes the Company’s investments as of December 31, 2023 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. treasury obligations and government agency securities	$177,991	$93	$(1)	$178,083
Total available-for-sale securities	$177,991	$93	$(1)	$178,083

The following table summarizes the Company’s investments as of December 31, 2022 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. treasury obligations	$212,970	$—	$(884)	$212,086
Total available-for-sale securities	$212,970	$—	$(884)	$212,086

The aggregate fair value of marketable securities with unrealized losses was $11.9 million and $212.1 million at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, three investments and 23 investments, respectively, were in an unrealized loss position. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may not occur until maturity.

The Company believes that U.S. treasury obligations and government agency securities are subject to minimal credit risk. As a result, the Company did not record any charges for credit-related impairments for its available-for-sale securities for the year ended December 31, 2023.

5. Prepaid Expenses and Other Assets

At December 31, 2023 and 2022, prepaid expenses and other current assets consist of the following (in thousands):

	As of
	December 31,	December 31,
	2023	2022
Prepaid external research and development expenses	$4,059	$7,528
Prepaid other	2,486	1,552
Receivables	1,076	2,735
Prepaid insurance	635	848
	$8,256	$12,663

At December 31, 2023 and 2022, other long-term assets consist of the following (in thousands):

	As of
	December 31,	December 31,
	2023	2022
Prepaid external research and development expenses	$4,074	$1,422
Prepaid other	312	256
Prepaid insurance	31	41
	$4,417	$1,719

6. Property and Equipment, Net

At December 31, 2023 and 2022, property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2023	2022
Laboratory equipment	$10,270	$10,298
Leasehold improvements	3,581	5,160
Computer equipment & software	1,029	1,080
Furniture & fixtures	1,002	1,002
Machinery & equipment	44	75
	15,926	17,615
Less: Accumulated depreciation and amortization	(11,326)	(10,231)
	$4,600	$7,384

Depreciation and amortization expense was $2.8 million and $3.0 million for the years ended December 31, 2023 and 2022, respectively.

7. Accrued Expenses

At December 31, 2023 and 2022, accrued expenses consist of the following (in thousands):

	As of
	December 31,	December 31,
	2023	2022
Accrued payroll and related expenses	$10,591	$6,800
Accrued external research and development expense	6,825	15,178
Accrued professional and consulting expense	2,267	1,510
Accrued other	766	833
	$20,449	$24,321

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

9. Common Stock

In October 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC, and Piper Sandler & Co., as representatives of the several underwriters named therein (the “Underwriters”), relating to the issuance and sale of an aggregate of 14,270,074 shares of the Company’s common stock, which includes the exercise in full by the underwriters of their option to purchase an additional 1,861,314 shares (the “Option Shares”), at a public offering price of $6.85 per share. Total proceeds of the transaction, including the Option Shares were $92.4 million, net of underwriting discounts and estimated offering expenses. The offering closed on October 16, 2023.

The Company has had a sales agreement in place during various time periods with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program. Under this program, the Company is able to offer and sell, from time to time at its sole discretion, shares of its common stock through Jefferies as its sales agent. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. The current ATM agreement, established in November 2022, allows for the sale of shares of common stock having an aggregate offering price of up to $100 million. As of December 31, 2023, the Company has sold 619,290 shares, generating net proceeds of $5.2 million, under the ATM program.

The Company has issued pre-funded warrants, as well as warrants as part of its financing activities. Both the pre-funded warrants and warrants meet the conditions for equity classification and are recorded as a component of stockholders’ equity within additional paid-in capital. In June 2022 and November 2020, the Company issued 25,510,205 and 2,179,487 pre-funded warrants, respectively. During the year ending December 31, 2023, 8,154,695 of the Company’s pre-funded warrants were exercised. As of December 31, 2023, the Company has 19,534,997 pre-funded warrants outstanding. In June 2022, the Company also issued 10,459,181 warrants with an exercise price of $7.35. During the year ending December 31, 2023, 471,025 of the Company’s warrants were exercised. As of December 31, 2023, the Company has 9,988,156 warrants outstanding.

Shares Reserved For Future Issuance

As of December 31, 2023, the Company had common shares reserved for issuance as follows:

As of
December 31,
2023
Common shares reserved for exercise of pre-funded warrants	19,534,997
Common shares reserved for issuance upon exercise or conversion of outstanding warrants	9,988,156
Common shares reserved for exercise of outstanding stock options and unvested restricted stock units under the 2017 and 2018 Plans	7,191,377
Common shares reserved for exercise of outstanding stock options and unvested restricted stock units under the 2022 Inducement Plan	2,199,128
Common shares reserved for future issuance under the 2018 Plan	1,807,499
Common shares reserved for future issuance under the 2022 Inducement Plan	800,872
Common shares reserved for future issuance under the 2018 ESPP	1,843,077
43,365,106

10. Equity-Based Compensation

Equity Plans

As of December 31, 2023, the Company has four active equity plans, the 2018 Stock Option and Incentive Plan (the “2018 Plan”), the 2017 Stock Option and Incentive Plan (the “2017 Plan”), the 2018 Employee Stock Purchase Plan (the “2018 ESPP”) and the 2022 Inducement Equity Plan (the “2022 Inducement Plan”).

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

2018 Employee Stock Purchase Plan

On May 2, 2018, the Board of Directors adopted the 2018 ESPP, and it was approved by the stockholders on May 11, 2018. At December 31, 2023 there were 1,843,077 shares available to grant under the 2018 ESPP and no shares had been issued. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019 through January 1, 2028, by the lesser of (i) 353,614 shares of common stock, (ii) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the 2018 ESPP administrator. The number of shares reserved under the 2018 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization.

2022 Inducement Equity Plan

The 2022 Inducement Plan was approved by the Board of Directors on June 16, 2022 and provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards and dividend equivalent rights to individuals that were not previously an employee or director of the Company or individuals returning to employment after a bona fide period of non-employment with the Company. Stock options and restricted stock units granted under the 2022 Inducement Plan to employees generally vest over four years. The shares of common stock underlying any awards that are forfeited, cancelled, repurchased or are otherwise terminated by the Company under the 2022 Inducement Plan will be added back to the shares of common stock available for issuance under the 2022 Inducement Plan. The 2022 Inducement Plan was approved for 1,000,000 shares of common stock in June 2022 and an additional 1,000,000 shares of common stock were added in both September 2022 and February 2023.

Total Equity-Based Compensation Expense

The Company recorded equity-based compensation expense related to all equity-based awards, which was allocated as follows in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended
	December 31,
	2023	2022
Research and development expense	$11,203	$12,926
General and administrative expense	15,939	14,775
	$27,142	$27,701

Equity-based compensation during the year ended December 31, 2022 includes $2.0 million related to the modification of certain equity awards.

The following table summarizes the Company’s unrecognized equity-based compensation expense as of December 31, 2023:

	As of December 31, 2023
	Unrecognized Expense (in thousands)	Weighted Average Remaining Period of Recognition (years)
Restricted Stock Units	$18,482	2.6
Stock Options	30,649	2.3
	$49,131

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the current year:

		Weighted
		Average Grant
	Number of Units	Date Fair Value
Restricted stock units as of December 31, 2022	1,667,522	$14.17
Granted	1,281,245	$9.58
Vested	(533,460)	$14.18
Forfeited	(325,755)	$10.49
Restricted stock units as of December 31, 2023	2,089,552	$11.92

The total fair value of restricted stock units vested during the year ended December 31, 2023 was $5.3 million.

Stock Options

The following table summarizes the Company’s stock option activity for the current year:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2022	6,242,784	$17.12	7.74	$5,835
Granted	2,285,596	$9.51
Exercised	(258,372)	$5.94
Cancelled	(969,055)	$18.10
Outstanding as of December 31, 2023	7,300,953	$15.00	7.90	$52,299
Options exercisable as of December 31, 2023	3,416,648	$18.07	6.91	$19,698

Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the year ended December 31, 2023 was $7.29.

The following weighted average assumptions were used in determining the fair value of options granted in the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,
	2023	2022
Risk-free interest rate	3.87%	3.07%
Expected dividend yield	0.0%	0.0%
Expected term (years to liquidity)	6.06	5.99
Expected volatility	89.67%	88.63%

11. Income Taxes

The Company has not recorded a current tax provision for the years ended December 31, 2023 and 2022.

The effective income tax rate differed from the amount computed by applying the federal statutory rate to the Company’s loss before income taxes as follows:

	For Year Ended
	December 31,
	2023	2022
Tax effected at statutory rate	21.0%	21.0%
State taxes	6.3	6.8
Stock compensation	(2.3)	(2.6)
Non-deductible expenses	(0.3)	—
Federal research and development credits	4.9	7.5
Other	0.1	(0.7)
Change in valuation allowance	(29.7)	(32.0)
	—%	—%

Deferred tax assets (liabilities) consist of the following at December 31, 2023 and 2022 (in thousands):

	As of
	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$110,120	$93,505
Tax credits	45,621	36,785
Capitalized Research & Development	49,699	27,446
Stock based compensation	8,328	7,489
Operating lease liability	3,217	5,329
Reserve and accruals	3,294	2,579
Deferred revenue	—	—
Total gross deferred tax assets	220,279	173,133
Valuation allowance	(216,524)	(167,275)
Total deferred tax assets	3,755	5,858
Total deferred tax liabilities:
Operating lease right-of-use asset	(3,113)	(5,029)
Fixed and intangible assets	(642)	(829)
Total deferred tax liabilities	(3,755)	(5,858)
Total net deferred tax assets	$—	$—

Total Net Deferred Tax Assets

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2023 and 2022. The valuation allowance for deferred tax assets increased by $49.2 million and $43.0 million in 2023 and 2022, respectively. This increase mainly relates to the establishment of a valuation allowance against the Company’s net domestic deferred tax assets in connection with net operating losses generated in each year, capitalized research expenses and additional tax credit carryforwards generated. Starting with tax years beginning after December 31, 2021, entities are required to capitalize all research and experimentation “R&D” expenses as defined under Section 174 of the Internal Revenue Code and amortize them over five years for domestic expenses and over fifteen years for foreign expenses. During the year, the Company capitalized $81.0 million of R&D expenses, net of current and prior year amortization deductions. The corresponding deferred tax asset as of December 31, 2023 is $49.7 million. As of December 31, 2023, the Company had approximately $403.2 million and $402.8 million of Federal and State operating loss carryforwards respectively, which begin to expire in 2032, except for $352.7 million of the Company’s federal net operating loss carryforwards that do not expire. These loss carryforwards may be available to reduce future taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. As of December 31, 2023, the Company also had federal and state credit carryovers of $40.8 million and $6.1 million, respectively, which begin to expire in 2034 and 2024, respectively. The amount of loss and credit carryforwards that may be utilized in any future period may be limited based upon changes in the ownership of the Company’s ultimate parent. Additionally, the deductibility of federal net operating losses generated after December 31, 2017 is limited to 80% of the Company’s taxable income in any future taxable year.

The Company follows the provisions of ASC 740-10, “Accounting for Uncertainty in Income Taxes,” which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. As of December 31, 2023 and 2022, the Company has not recorded any amounts for uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its statements of income.

The Company’s net operating loss and tax credit carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50 percent as defined under Section 382 and 383 of the U.S. Internal Revenue Code of 1986, respectively, as well as similar state provisions. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. The Company conducted a Section 382 study covering the period of November 26, 2013 through December 31, 2023. The study concluded that ownership changes occurred during that period which limit the amount of the Company’s net operating losses and tax credit carryforwards that can be utilized before expiring. The carryforwards disclosed represent the amount of attributes that can be utilized based on the results of the study.

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

Other information related to the Company’s leases (excluding the Company’s sublease income of $2.0 million and $2.7 million for the years ending December 31, 2023 and 2022, respectively) is as follows (in thousands, except lease term and discount rate):

For Year Ended
December 31,
2023
Lease Cost:
Operating lease cost	$8,331
Variable lease cost	2,105
Total lease cost	$10,436

For Year Ended
December 31,
2023
Other information:
Operating cash flows used for operating leases	$9,057
Weighted average remaining lease term	1.6
Weighted average incremental borrowing rate	7.6%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2023 (in thousands):

Year Ending December 31,
2024	8,051
2025	4,498
Total lease payments	12,549
Less imputed interest	(749)
Total operating lease liability	$11,800
Short-term portion of operating lease liability	7,408
Long-term portion of operating lease liability	4,392

The Company recorded approximately $8.3 million and $8.7 million in rent expense (excluding sublease income) for the years ended December 31, 2023 and 2022, respectively.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the years ended December 31, 2023 and 2022.

13. Debt

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

On November 10, 2022, the Company entered into the Second Amendment to Loan and Security Agreement (the “Amendment 2”) to increase the Company’s borrowing capacity under the Loan and Security Agreement to an amount up to $100.0 million, comprised of the original $50.0 million loan which remains outstanding and two additional $25.0 million tranches. The first $25.0 million tranche available under Amendment 2, was available at the Company’s discretion through December 2023 upon achievement of certain development and business performance milestones. The Company did not exercise this tranche. The second $25.0 million tranche available under Amendment 2, may be available upon the Company’s request, at Oxford and SVB’s discretion. Amendment 2 also extended the interest-only payment period for an additional 24 months through November 2024, with principal payments to commence in December 2024, or for an additional 36 months through November 2025 upon achievement of certain development and business performance milestones, with principal payments to commence in December 2025. The maturity of the loan was extended to November 2027.

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

The following table shows required payments (excluding interest), during the next five years on debt outstanding at December 31, 2023 (in thousands):

Year Ending December 31,	Total future payments
2024	$1,389
2025	16,667
2026	16,667
2027	16,277
Total payments	$51,000

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

For the years ended December 31, 2023 and 2022, the Company recorded total interest expense for the debt of $6.5 million and $4.7 million, respectively.

14. Agreements

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

15. Net Loss per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding, excluding restricted common stock. The weighted average number of common shares used in the basic and diluted net loss per share calculation includes the pre-funded warrants issued in connection with the Company’s November 2020 and June 2022 follow-on offerings as the pre-funded warrants are exercisable at any time for nominal cash consideration. As of December 31, 2023, 8,154,695 pre-funded warrants have been exercised and 19,534,997 pre-funded warrants are outstanding. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share data):

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Net loss	$(165,789)	$(134,502)
Weighted average common shares outstanding, basic and diluted	83,347,086	59,611,656
Net loss per share, basic and diluted	$(1.99)	$(2.26)

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2023	2022
Restricted stock units	2,089,552	1,667,522
Stock options	7,300,953	6,242,784
Warrants	9,988,156	10,459,181
	19,378,661	18,369,487

16. Retirement Plan

The Company sponsors a 401(k) retirement plan, in which substantially all employees are eligible to participate upon employment. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. Effective, January 1, 2020, the Company adopted a policy to match 50% of the employee contributions to the 401(k) plan up to a maximum of 6% of the participating employee’s eligible earnings, resulting in a maximum company match of 3% of the participating employee’s eligible earnings subject to statutory limitations. The Company recognized $0.9 million and $0.8 million in expense related to the match during the years ended December 31, 2023 and 2022, respectively.

17. Restructuring

In May 2022, the Company announced a reduction in workforce in connection with the restructuring of its business to prioritize and focus on its clinical stage assets. The restructuring resulted in a reduction of the Company’s workforce by 39 positions, or approximately 25%, and occurred during the second quarter of 2022. As a result, the Company recorded restructuring costs of $1.9 million related to severance benefits for the affected employees, including salary continuation, coverage of medical insurance premiums and outplacement services, of which $1.4 million was recorded to research and development expense and $0.5 million was recorded to general and administrative expenses in the second quarter of 2022. At December 31, 2022, all amounts have been paid. The Company also incurred $0.1 million of non-cash expense, during the second quarter of 2022, related to equity modifications associated with the extension of the post-termination option exercise period for the vested portion of the affected employees’ outstanding stock options, as well as modifications of certain restricted stock units.