Form 10-Q
period 2024-03-31
Scholar Rock Holding Corp
filed 2024-05-07
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2024

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

The number of outstanding shares of the Registrant’s Common Stock as of May 2, 2024 was 79,754,065.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”), including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the success, cost and timing of clinical trials for apitegromab (such as our Phase 3 SAPPHIRE clinical trial) and SRK-181, including the progress, completion, timing of results, and actual results of our clinical trials;
●	the timing, scope, or likelihood of our ability to obtain and maintain regulatory approval from the U.S. Food and Drug Administration (“FDA”), the European Commission (“EC”) and other regulatory authorities for apitegromab following completion of our Phase 3 SAPPHIRE clinical trial, and any related restrictions, limitations or warnings in the label of any approval for apitegromab;
●	our success in identifying and executing a development program for our preclinical product candidates, including SRK-439 and identifying additional product candidates from our preclinical programs and research pipeline;
●	our success in identifying and executing development programs for additional indications for apitegromab and SRK-181;
●	the clinical utility of our product candidates and their potential advantages over other therapeutic options;
●	our ability to obtain, generally or on terms acceptable to us, funding for our operations, including funding necessary to complete further development and, upon successful development, if approved, commercialization of apitegromab, SRK-181, SRK-439 or any of our future product candidates;
●	our ability to retain our executives and highly skilled technical and managerial personnel, which could be affected due to any transition in management, or if we fail to recruit additional highly skilled personnel;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection and our ability to operate our business without infringing on the intellectual property rights of others;
●	our ability, through third party manufacturers, to successfully manufacture our product candidates for clinical trials and for commercial use, if approved;
●	our ability to successfully build a commercial infrastructure to launch and market apitegromab, or otherwise provide access to apitegromab, if and when it is approved or receives pricing or reimbursement approval;
●	our ability to establish or maintain collaborations or strategic relationships;
●	our expectations relating to the potential of our proprietary platform technology;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in combination with others;

●	the impact of new laws and regulations or amendments to existing laws and regulations in the United States and foreign countries;
●	risks associated with the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, economic sanctions and economic slowdowns or recessions or public health pandemics;
●	developments and projections relating to our competitors and our industry;
●	our estimates and expectations regarding cash, cash reserves, and expense levels, future revenues, capital requirements and needs for additional financing, including our expected use of proceeds from our public offerings, and liquidity sources;
●	our expectations regarding the period during which we qualify as a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934; and
●	other risks and uncertainties, including those listed under the caption Part II, Item 1A “Risk Factors”.

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

SCHOLAR ROCK HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$91,979	$101,855
Marketable securities	146,453	178,083
Prepaid expenses and other current assets	8,501	8,256
Total current assets	246,933	288,194
Property and equipment, net	4,038	4,600
Operating lease right-of-use asset	9,805	11,417
Restricted cash	2,407	2,407
Other long-term assets	4,102	4,417
Total assets	$267,285	$311,035
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,868	$3,465
Accrued expenses	21,411	20,449
Operating lease liability	7,619	7,408
Short-term debt	5,501	1,334
Other current liabilities	107	85
Total current liabilities	37,506	32,741
Long-term portion of operating lease liability	2,412	4,392
Long-term debt	44,594	48,684
Total liabilities	84,512	85,817
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized; 79,744,654 and 75,979,495 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	80	76
Additional paid-in capital	916,017	901,471
Accumulated other comprehensive income (loss)	(50)	92
Accumulated deficit	(733,274)	(676,421)
Total stockholders’ equity	182,773	225,218
Total liabilities and stockholders’ equity	$267,285	$311,035

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$43,094	$29,735
General and administrative	15,325	10,774
Total operating expenses	58,419	40,509
Loss from operations	(58,419)	(40,509)
Other income (expense), net	1,566	1,130
Net loss	$(56,853)	$(39,379)
Net loss per share, basic and diluted	$(0.59)	$(0.49)
Weighted average common shares outstanding, basic and diluted	95,892,601	79,610,059

Comprehensive loss:
Net loss	$(56,853)	$(39,379)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(142)	555
Total other comprehensive income (loss)	(142)	555
Comprehensive loss	$(56,995)	$(38,824)

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	75,979,495	$76	$901,471	$92	$(676,421)	$225,218
Unrealized loss on marketable securities	—	—	—	(142)	—	(142)
Exercise of stock options	47,293	—	280	—	—	280
Issuance of common shares upon RSU vesting	360,373	—	—	—	—	—
Exercise of pre-funded and common warrants	3,357,493	4	6,102	—	—	6,106
Equity-based compensation expense	—	—	8,164	—	—	8,164
Net loss	—	—	—	—	(56,853)	(56,853)
Balance at March 31, 2024	79,744,654	$80	$916,017	$(50)	$(733,274)	$182,773

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	51,672,579	$52	$771,699	$(884)	$(510,632)	$260,235
Unrealized gain on marketable securities	—	—	—	555	—	555
Sale of common shares, net of issuance costs	68,696	—	827	—	—	827
Exercise of stock options	28,706	—	243	—	—	243
Issuance of common shares upon RSU vesting	219,378	—	—	—	—	—
Equity-based compensation expense	—	—	6,170	—	—	6,170
Other	—	—	2	—	—	2
Net loss	—	—	—	—	(39,379)	(39,379)
Balance at March 31, 2023	51,989,359	$52	$778,941	$(329)	$(550,011)	$228,653

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(56,853)	$(39,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	598	733
Amortization of debt discount and debt issuance costs	77	85
Equity-based compensation	8,164	6,170
Amortization/accretion of investment securities	(1,919)	(1,363)
Non-cash operating lease expense	1,612	1,812
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(384)	773
Other assets	315	66
Accounts payable	(610)	(274)
Accrued expenses	963	(9,591)
Operating lease liabilities	(1,769)	(1,984)
Other liabilities	21	(102)
Net cash used in operating activities	(49,785)	(43,054)
Cash flows from investing activities:
Purchases of property and equipment	(23)	(30)
Proceeds from sale of property and equipment	—	13
Purchases of marketable securities	(34,993)	—
Maturities of marketable securities	68,400	90,000
Net cash provided by investing activities	33,384	89,983
Cash flows from financing activities:
Proceeds from sale of common shares, net of issuance costs	—	827
Proceeds from pre-funded and common warrant exercises	6,106	—
Proceeds from stock option exercises	419	247
Other	—	2
Net cash provided by financing activities	6,525	1,076
Net (decrease)/increase in cash, cash equivalents and restricted cash	(9,876)	48,005
Cash, cash equivalents and restricted cash, beginning of period	104,262	105,773
Cash, cash equivalents and restricted cash, end of period	$94,386	$153,778
Supplemental disclosure for non-cash items:
Property and equipment purchases in accounts payable & accrued expenses	$13	$—
Supplemental cash flow information:
Cash paid for interest	$1,656	$1,491

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of the Business

Scholar Rock Holding Corporation (the “Company”) is a late-stage biopharmaceutical company focused on the discovery, development, and delivery of innovative medicines for the treatment of serious diseases in which signaling by protein growth factors plays a fundamental role. As a global leader in transforming growth factor beta (“TGFβ”) superfamily biology, the Company’s novel understanding of the molecular mechanisms of growth factor activation enabled the development of a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target the precursor, or latent, forms of growth factors. By targeting the signaling proteins at the cellular level and acting in the disease microenvironment, the Company believes that it may avoid the historical dose-limiting safety challenges associated with inhibiting growth factors for therapeutic effect.

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

In October 2023, the Company announced plans to expand into cardiometabolic disorders and advance its anti-myostatin program with SRK-439, a novel, fully human anti-myostatin monoclonal antibody, for evaluation in cardiometabolic disorders, including obesity, towards a potential investigational new drug (“IND”) submission in 2025. To inform the development of SRK-439, the Company plans to initiate a Phase 2 proof-of-concept trial of apitegromab in combination with a GLP-1-receptor agonist in 2024.

The Company’s second product candidate, SRK-181, a highly selective inhibitor of the activation of latent transforming growth factor beta (“TGFβ”), is being developed for the treatment of cancers that are resistant to checkpoint inhibitor (“CPI”) therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies (referred to together as anti-PD-(L)1 antibody therapies). SRK-181 is being evaluated in the Company’s Phase 1 DRAGON proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibody therapies. The Phase 1 DRAGON trial completed enrollment in December 2023 and continues to treat patients who remain on study. This two-part clinical trial consists of a dose escalation portion (Part A) and a dose expansion evaluating SRK-181 in combination with an approved anti-PD- (L)1 antibody therapy (Part B). Part B includes the following active cohorts: urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, clear cell renal cell carcinoma, and head and neck squamous cell carcinoma. Safety, efficacy and biomarker data were presented in November 2023 at the Society for Immunotherapy of Cancer 38th Annual Meeting.

Additionally, the Company continues to create a pipeline of product candidates to deliver novel therapies to underserved patients suffering from a wide range of serious diseases, including neuromuscular disorders, cardiometabolic disorders, cancer, fibrosis, and iron-restricted anemia. The Company was originally formed in May 2012. Its principal offices are in Cambridge, Massachusetts.

Since its inception, the Company’s operations have focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect, as well as establishing the Company’s intellectual property portfolio and performing research and development activities. The Company has primarily financed its operations through various equity financings, as well as research and development collaboration agreements and the Company’s debt facility (Note 10).

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

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company’s product candidates. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash, cash equivalents, and marketable securities at March 31, 2024 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date these financial statements are issued.

2. Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of the unaudited consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Cash, Cash Equivalents and Restricted Cash

The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statement of cash flows (in thousands):

	As of March 31,
	2024	2023
Cash and cash equivalents	$91,979	$151,280
Restricted cash	2,407	2,498
	$94,386	$153,778

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

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$70,144	$70,144	$—	$—
U.S. treasury obligations, included in cash and cash equivalents	14,976	14,976	—	—
Marketable securities:
U.S. treasury obligations and government agency securities	146,453	146,453	—	—
Total assets	$231,573	$231,573	$—	$—

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$61,764	$61,764	$—	$—
U.S. treasury obligations, included in cash and cash equivalents	30,765	30,765	—	—
Marketable securities:
U.S. treasury obligations and government agency securities	178,083	178,083	—	—
Total assets	$270,612	$270,612	$—	$—

Cash, cash equivalents and marketable securities are Level 1 assets and include investments in money market funds and U.S. treasury obligations and government agency securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 as of March 31, 2024 and December 31, 2023. There were no transfers of assets between fair value measurement levels during the three months ended March 31, 2024 or 2023.

The carrying amounts reflected in the balance sheets for prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at March 31, 2024 and December 31, 2023, due to their short-term nature.

The Company believes the terms of its debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company's debt approximates its fair value based on Level 3 of the fair value hierarchy.

4. Marketable Securities

The following table summarizes the Company’s investments as of March 31, 2024 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. treasury obligations and government agency securities	$146,503	$6	$(56)	$146,453
Total available-for-sale securities	$146,503	$6	$(56)	$146,453

The following table summarizes the Company’s investments as of December 31, 2023 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. treasury obligations and government agency securities	$177,991	$93	$(1)	$178,083
Total available-for-sale securities	$177,991	$93	$(1)	$178,083

The aggregate fair value of marketable securities with unrealized losses was $113.2 million and $11.9 million at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, 38 investments and three investments, respectively, were in an unrealized loss position. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may not occur until maturity.

The Company believes that U.S. treasury obligations and government agency securities are subject to minimal credit risk. As a result, the Company did not record any charges for credit-related impairments for its available-for-sale securities for the three months ended March 31, 2024.

5. Prepaid Expenses and other Assets

As of March 31, 2024 and December 31, 2023, prepaid expenses and other assets consist of the following (in thousands):

	As of
	March 31,	December 31,
	2024	2023
Prepaid external research and development expenses	$4,471	$4,059
Prepaid other	2,607	2,486
Receivables	1,122	1,076
Prepaid insurance	301	635
	$8,501	$8,256

As of March 31, 2024 and December 31, 2023, other long-term assets consist of the following (in thousands):

	As of
	March 31,	December 31,
	2024	2023
Prepaid external research and development expenses	$3,701	$4,074
Prepaid other	374	312
Prepaid insurance	27	31
	$4,102	$4,417

6. Accrued Expenses

As of March 31, 2024 and December 31, 2023, accrued expenses consist of the following (in thousands):

	As of
	March 31,	December 31,
	2024	2023
Accrued external research and development expense	$10,473	$6,825
Accrued payroll and related expenses	6,109	10,591
Accrued professional and consulting expense	3,915	2,267
Accrued other	914	766
	$21,411	$20,449

7. Common Stock

The Company has had a sales agreement in place during various time periods with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program. Under this program, the Company is able to offer and sell, from time to time at its sole discretion, shares of its common stock through Jefferies as its sales agent. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. The current ATM agreement, established in November 2022, allows for the sale of shares of common stock having an aggregate offering price of up to $100 million. As of March 31, 2024, the Company has sold 619,290 shares, generating net proceeds of $5.2 million, under the ATM program. No sales were made under the ATM program during the three months ended March 31, 2024.

The Company has issued pre-funded warrants, as well as warrants as part of its financing activities. Both the pre-funded warrants and warrants meet the conditions for equity classification and are recorded as a component of stockholders’ equity within additional paid-in capital. In June 2022 and November 2020, the Company issued 25,510,205 and 2,179,487 pre-funded warrants, respectively. During the three months ended March 31, 2024, 2,526,833 of the Company’s pre-funded warrants were exercised. As of March 31, 2024, the Company has 17,008,164 pre-funded warrants outstanding. In June 2022, the Company also issued 10,459,181 warrants with an exercise price of $7.35. During the three months ended March 31, 2024, 830,660 of the Company’s warrants were exercised. As of March 31, 2024, the Company has 9,157,496 warrants outstanding.

8. Equity-Based Compensation

The Company recorded equity-based compensation expense related to all equity-based awards, which was allocated as follows in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Research and development expense	$3,531	$2,645
General and administrative expense	4,633	3,525
	$8,164	$6,170

The following table summarizes the Company’s unrecognized equity-based compensation expense as of March 31, 2024:

	As of March 31, 2024
	Unrecognized Expense (in thousands)	Weighted Average Remaining Period of Recognition (years)
Restricted Stock Units	$37,202	3.0
Stock Options	47,173	2.6
	$84,375

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the current year:

		Weighted
		Average Grant
	Number of Units	Date Fair Value
Restricted stock units as of December 31, 2023	2,089,552	$11.92
Granted	1,392,076	$15.78
Vested	(360,373)	$16.54
Forfeited	(31,566)	$14.74
Restricted stock units as of March 31, 2024	3,089,689	$13.09

The total fair value of restricted stock units vested during the three months ended March 31, 2024 was $5.8 million.

Stock Options

The following table summarizes the Company’s stock option activity for the current year:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	7,300,953	$15.00	7.90	$52,299
Granted	1,856,108	$15.78
Exercised	(47,293)	$5.94
Cancelled	(61,630)	$20.97
Outstanding as of March 31, 2024	9,048,138	$15.17	8.12	$49,129
Options exercisable as of March 31, 2024	3,774,189	$17.79	6.83	$19,499

Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the three months ended March 31, 2024 was $12.13.

The following weighted average assumptions were used in determining the fair value of options granted in the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Risk-free interest rate	4.14%	3.86%
Expected dividend yield	0.0%	0.0%
Expected term (years to liquidity)	6.02	6.25
Expected volatility	91.39%	90.17%

9. Commitments and Contingencies

Operating Lease

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

Other information related to the Company’s lease is as follows (in thousands, except lease term and discount rate):

For Three Months Ended
March 31,
2024
Lease Cost:
Operating lease cost	$1,825
Variable lease cost	360
Total lease cost	$2,185

For Three Months Ended
March 31,
2024
Other information:
Operating cash flows used for operating leases	$1,981
Weighted average remaining lease term	1.4
Weighted average incremental borrowing rate	7.6%

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2024 and 2023.

10. Debt

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

On November 10, 2022, the Company entered into the Second Amendment to Loan and Security Agreement (the “Amendment 2”) to increase the Company’s borrowing capacity under the Loan and Security Agreement to an amount up to $100.0 million, comprised of the original $50.0 million loan which remains outstanding and two additional $25.0 million tranches. The first $25.0 million tranche available under Amendment 2, was available at the Company’s discretion through December 2023 upon achievement of certain development and business performance milestones. The

Company did not exercise this tranche. The second $25.0 million tranche available under Amendment 2, may be available upon the Company’s request, at Oxford and SVB’s discretion. Amendment 2 also extended the interest-only payment period for an additional 24 months through November 2024, with principal payments to commence in December 2024. The maturity of the loan was extended to November 2027.

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

11. Net Loss per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding, excluding restricted common stock. The weighted average number of common shares used in the basic and diluted net loss per share calculation includes the pre-funded warrants issued in connection with the Company’s November 2020 and June 2022 follow-on offerings as the pre-funded warrants are exercisable at any time for nominal cash consideration. As of March 31, 2024, 10,681,528 pre-funded warrants have been exercised and 17,008,164 pre-funded warrants remain outstanding. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Restricted stock units	3,089,689	2,325,346
Stock options	9,048,138	7,539,205
Warrants	9,157,496	10,459,181
	21,295,323	20,323,732

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”), and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Based on this proprietary and scalable technology platform, we are building a growing portfolio of novel product candidates with the aim of transforming the lives of patients suffering from a wide range of serious diseases, including neuromuscular disorders, cardiometabolic disorders, cancer, fibrosis and iron-restricted anemia. We have discovered and progressed the development of:

●	Apitegromab, an investigational, fully human monoclonal antibody that inhibits myostatin activation by selectively binding the pro- and latent forms of myostatin in skeletal muscle and is being developed for the treatment of SMA. We also believe apitegromab could have potential in the treatment of other neuromuscular disorders where the inhibition of myostatin may be beneficial.
●	SRK-439, a novel, preclinical, investigational myostatin inhibitor that has high in vitro affinity for pro- and latent myostatin and maintains myostatin specificity and is being developed for the treatment of cardiometabolic disorders.
●	SRK-181, an inhibitor of the activation of latent TGFβ1, that is being developed for the treatment of cancers that are resistant to anti-PD-(L)1 antibody therapies.
●	Potent and selective inhibitors of the activation of TGFβ for the treatment of fibrotic diseases. We are advancing multiple antibody profiles toward product candidate selection including antibodies that selectively inhibit the activation of latent TGFβ1 in the context of fibrotic extracellular matrix and that avoid perturbing TGFβ1 presented by cells of the immune system.

●	Additional discovery and early preclinical programs related to the selective modulation of growth factor signaling including bone morphogenic protein 6 (“BMP6”) and other growth factors.

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

Apitegromab was evaluated in our Phase 2 TOPAZ proof-of-concept clinical trial for the treatment of patients with Type 2 and Type 3 SMA. Positive 12-month top-line results were initially announced in April 2021. We have subsequently presented data from the TOPAZ trial over 24-months (June 2022) and 36-months (July 2023), which showed that continued treatment with apitegromab over the extended period was associated with substantial and sustained improvement in motor function, and patient-reported outcomes (via caregiver proxy) in patients with nonambulatory Types 2 and 3 SMA receiving an SMN therapy. Additionally, we have a long-term extension study, ONYX, for patients from both the TOPAZ and SAPPHIRE studies, who are receiving apitegromab in conjunction with an approved SMN therapy. The FDA granted Fast Track designation, Rare Pediatric Disease designation and Orphan Drug designation to apitegromab for the treatment of SMA in May 2021, August 2020 and March 2018, respectively. The EMA granted Priority Medicines (“PRIME”) designation in March 2021 and the EC granted Orphan Medicinal Product designation in December 2018 to apitegromab for the treatment of SMA.

In October 2023, we announced an expansion of our therapeutic focus into cardiometabolic disorders by advancing our anti-myostatin program with SRK-439, a novel, fully human anti-myostatin monoclonal antibody, for evaluation in cardiometabolic disorders, including obesity. We are developing SRK-439 towards a potential investigational new drug (“IND”) submission in 2025. To inform the development of SRK-439, we plan to initiate a Phase 2 proof-of-concept trial of apitegromab in combination with a GLP-1 receptor agonist (“GLP-1 RA”) in 2024 with data expected in mid-2025.

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

Our second product candidate, SRK-181, a highly selective inhibitor of the activation of latent TGFβ, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies (referred to together as anti-PD-(L)1 antibody therapies). SRK-181 is being evaluated in our Phase 1 DRAGON proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibody therapies. We completed enrollment of the DRAGON trial in December 2023 and continue to treat patients who remain on study. This two-part clinical trial consists of a dose escalation portion (Part A) and a dose expansion portion evaluating SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy (Part B). Part B commenced in 2021 and includes the following active cohorts: urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, clear cell renal cell carcinoma (“ccRCC”), and head and neck squamous cell carcinoma. Safety, efficacy and biomarker data were presented in November 2023 at the Society for Immunotherapy of Cancer (“SITC”) 38th Annual Meeting. We believe that the DRAGON trial achieved its study objectives by showing objective, durable clinical responses in patients with ccRCC resistant to PD-1 therapy above what is expected from continuing PD-1 alone. We anticipate that emerging data from the DRAGON trial will be presented at medical meetings in the future.

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

Since inception, we have incurred significant operating losses. Our net losses were $56.9 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $733.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future in performing our ongoing activities, as we:

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$43,094	$29,735	$13,359	44.9%
General and administrative	15,325	10,774	4,551	42.2%
Total operating expenses	58,419	40,509	17,910	44.2%
Loss from operations	(58,419)	(40,509)	(17,910)	44.2%
Other income (expense), net	1,566	1,130	436	38.6%
Net loss	$(56,853)	$(39,379)	$(17,474)	44.4%

Operating Expenses

Research and Development

Research and development expense was $43.1 million and $29.7 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $13.4 million or 44.9%. The following table summarizes our research and development expense for the three months ended March 31, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2024	2023	$	%
External costs by program
Apitegromab	$18,248	$9,873	$8,375	84.8%
SRK-181	2,747	4,985	(2,238)	(44.9)%
Other early programs and unallocated costs	2,726	797	1,929	242.0%
Total external costs	23,721	15,655	8,066	51.5%
Internal costs:
Employee compensation and benefits	14,928	10,125	4,803	47.4%
Facility and other	4,445	3,955	490	12.4%
Total internal costs	19,373	14,080	5,293	37.6%
Total research and development expense	$43,094	$29,735	$13,359	44.9%

The increase in research and development expense was primarily attributable to the following:

●	An increase in our external research and development costs of $8.1 million, which primarily consisted of:

o	$8.4 million increase in costs associated with apitegromab primarily due to clinical trial costs, particularly the conduct of our Phase 3 SAPPHIRE clinical trial and ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies, an increase in clinical drug supply manufacturing driven by future clinical supply needs, as well as purchases of GLP-1 drug to be used in our Phase 2 proof-of-concept trial of apitegromab in cardiometabolic disorders;
o	$2.2 million decrease in costs associated with SRK-181 due to purchases of pembrolizumab in 2023 which were used in the Phase 1 DRAGON clinical trial; and
o	$1.9 million increase in other early development candidates, including pre-clinical costs and manufacturing development for SRK-439, and unallocated costs.

●	$5.3 million increase in internal research and development costs, which was primarily driven by an increase in employee compensation and benefits, including salaries, bonus, payroll taxes and non-cash equity-based compensation expense related to increased headcount, as well as an increase in temporary support expense.

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

General and Administrative

General and administrative expense was $15.3 million and $10.8 million for the three months ended March 31, 2024 and 2023, respectively, an increase of $4.6 million or 42.2%. The increase was primarily associated with employee-related costs including salaries, benefits and non-cash equity-based compensation expense related to increased headcount, in addition to an increase in consulting and professional services. We expect general and administrative expense to increase as we continue to invest in commercial readiness activities.

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to an increase in interest income earned due to higher interest rates, partially offset by an increase in interest expense related to the Loan and Security Agreement, also due to higher interest rates.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any product revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of our convertible preferred stock and units in private placements before our initial public offering (“IPO”), and sale of our common stock through our IPO in 2018, to Gilead in an exempt private placement, through multiple secondary public offerings and through at-the-market (“ATM”) sales, as well as payments from our research collaborations and the Loan and Security Agreement entered into in October 2020 and amended in November 2022 and April 2023 (see Note 10).

The following table provides information regarding our total cash, cash equivalents and marketable securities at March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$91,979	$101,855
Marketable securities	146,453	178,083
Total cash, cash equivalents and marketable securities	$238,432	$279,938

During the three months ended March 31, 2024, our cash, cash equivalents and marketable securities balance decreased by $41.5 million. The change was primarily due to cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our product candidates and supported our internal research and development efforts and made interest payments on our debt, partially offset by proceeds from the exercises of warrants and stock options.

Our current ATM program, established in November 2022, allows for the sale of shares of our common stock having an aggregate offering price of up to $100 million. As of March 31, 2024, the Company has sold 619,290 shares, generating net proceeds of $5.2 million, under the ATM program. No sales were made under the ATM program during the three months ended March 31, 2024. In October 2021, we sold 500,000 shares of our common stock through a sale in our prior ATM program (in place between March 2021 and June 2022) and received $13.1 million in net proceeds, after deducting commissions and fees.

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

In October 2020, we entered into the Loan and Security Agreement with Oxford and SVB, which was amended in November 2022, for $100 million of which $25.0 million from Tranche 1 was received in October 2020 and $25.0 million from Tranche 2 was received in December 2021 (Note 10).

In June and July 2019, we sold 3,450,000 shares of our common stock through an underwritten public offering. As a result of the offering, we received aggregate net proceeds, after underwriting discounts and commissions and other offering expenses, of $48.3 million.

In December 2018, we entered into the Gilead Collaboration Agreement pursuant to which we conducted research and preclinical development activities relating to the diagnosis, treatment, cure, mitigation or prevention of diseases, disorders or conditions, other than in the field of oncology in accordance with a pre-determined research plan. Pursuant to the Gilead Collaboration Agreement, Gilead made non-refundable payments of $80.0 million, including an upfront payment and an equity investment. In December 2019, we achieved a $25.0 million preclinical milestone for the successful demonstration of efficacy in preclinical in vivo proof-of-concept studies, and subsequently received the associated payment in January 2020. Revenue was recognized during the period January 2019 through December 2021, as research and development services were provided. All revenue related to the Gilead Collaboration Agreement had been fully recognized by January 31, 2022, upon the termination of Gilead’s option exercise period.

During the three months ended March 31, 2024, 2,526,833 of the Company’s pre-funded warrants were exercised. As of March 31, 2024, the Company had 17,008,164 pre-funded warrants outstanding.

During the three months ended March 31, 2024, 830,660 of the Company’s common warrants were exercised. As of March 31, 2024, the Company had 9,157,496 common warrants outstanding.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(49,785)	$(43,054)
Net cash provided by investing activities	33,384	89,983
Net cash provided by financing activities	6,525	1,076
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(9,876)	$48,005

Net Cash Used in Operating Activities

Net cash used in operating activities was $49.8 million for the three months ended March 31, 2024, and consisted of our net loss of $56.9 million, changes in our assets and liabilities of $1.4 million, partially offset by non-cash adjustments of $8.5 million. The non-cash adjustments are primarily from equity-based compensation.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $33.4 million for the three months ended March 31, 2024 compared to net cash provided by investing activities of $90.0 million for the three months ended March 31, 2023. Net cash provided by investing activities for both periods was primarily associated with transactions involving our marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $6.5 million for the three months ended March 31, 2024 compared to $1.1 million for the three months ended March 31, 2023. Net cash provided by financing activities for the three months ended March 31, 2024 was primarily attributable to proceeds from the exercise of warrants. Net cash provided by financing activities for the three months ended March 31, 2023 was primarily attributable to proceeds from the sale of common stock through our ATM.

Funding Requirements

We expect our expenses to be substantial as we continue the research and development of apitegromab in SMA. In addition, if we seek marketing approval for apitegromab, or any of our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect to continue to incur costs related to SRK-181 as we continue to treat patients who remain on the Phase 1 DRAGON clinical trial. We expect to incur costs to support our cardiometabolic program, including our planned Phase 2 trial of apitegromab and our preclinical program, SRK-439. Additionally, we will support the development of our pipeline and any other preclinical programs. Furthermore, we expect to continue to incur costs associated with operating as a public company.

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

●	the costs and timing of developing our product candidates and future product candidates, including costs associated with apitegromab in our Phase 3 SAPPHIRE clinical trial in SMA and ONYX, our long-term extension study in SMA for patients from both the TOPAZ and SAPPHIRE studies, our Phase 2 proof-of-concept trial for apitegromab in our cardiometabolic program, our Phase 1 DRAGON clinical trial for SRK-181, and the costs and timing of conducting future preclinical studies and clinical trials for SRK-439 or any other product candidates;
●	the costs of future manufacturing of apitegromab, SRK-181, SRK-439 and any other future product candidates;
●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
●	the costs of identifying and developing, or in-licensing or acquiring, additional product candidates and technologies;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements, license agreements, or other agreements we might have at such time;
●	the costs of seeking marketing approvals for our product candidates that successfully complete clinical trials, if any;
●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and research and development activities;
●	the costs of supporting our infrastructure and facilities, including equipment and physical infrastructure to support our research and development;
●	the costs of operating as a public company; and
●	the impact of adverse global economic conditions on our business, which may exacerbate the magnitude of the factors discussed above.

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

There have been no material changes to our critical accounting estimates from those described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under applicable SEC rules.

Recent Accounting Pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our consolidated financial statements appearing elsewhere in this Quarterly Report, they will not have a material impact on our financial statements or do not otherwise apply to our operations.

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

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial and accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We also may experience numerous unforeseen events during, or as a result of, any clinical trials in process or any future clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize apitegromab, SRK-181, SRK-439, or any future product candidates, including:

●	delay or inability to reach agreement with the FDA or comparable foreign regulatory authorities on acceptable clinical trial design, conduct or statistical analysis plan;
●	regulators, Institutional Review Boards (“IRBs”) or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	failure by our collaborators to provide us with an adequate and timely supply of product that complies with the applicable quality and regulatory requirements for a combination trial;
●	collaborators may provide insufficient funding for a clinical trial program, delay or stop a clinical trial, abandon a product candidate or clinical trial program, repeat or conduct new clinical trials or require a new formulation of a drug candidate for clinical testing;
●	clinical trials of any product candidates may fail to show safety and effectiveness, or produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
●	the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower or more challenging than we anticipate or subjects may drop out of these clinical trials or fail to return for post treatment follow-up at a higher rate than we anticipate;
●	challenges in identifying or recruiting sufficient study sites or investigators for clinical trials;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	clinical study sites or clinical investigators may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

●	we may elect to, or regulators, IRBs or ethics committees may require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
●	limitations on our or our CROs’ ability to access and verify clinical trial data captured at clinical study sites through monitoring and source document verification;
●	the cost of clinical trials of a product candidate may be greater than we anticipate;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate to initiate or complete a given clinical trial;
●	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, IRBs or ethics committees to suspend or terminate the trials, or reports from clinical testing of other therapies may raise safety or efficacy concerns about our product candidates;
●	our product candidates may have undesirable side effects or other unexpected characteristics when used in a new disease indication or with products in a different class which may raise safety, efficacy or other concerns about our product candidate as a potential therapy in that new disease indication or other indications or its use with products in a different class;
●	our failure to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate and/or data emerging from other molecules in the same class as our product candidate;
●	the FDA, EMA or other regulatory authorities may require us to submit additional data, such as long-term toxicology studies, or change or impose other requirements before permitting us to initiate a clinical trial;
●	evolution in the standard of care or changes in applicable governmental regulations or policies during the development of a product candidate that require amendments to ongoing clinical trials and/or the conduct of additional preclinical studies or clinical trials; and
●	lack of adequate funding to complete a clinical trial.

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

Apitegromab and SRK-181 are our two clinical-stage product candidates. Patients in our Phase 3 SAPPHIRE clinical trial, and ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies, are receiving apitegromab in conjunction with an approved SMN therapy. These patients are reliant on the continued use and availability of such therapies. If access to an approved SMN therapy such as nusinersen or risdiplam becomes limited or is unavailable, we may be forced to pause or stop our SAPPHIRE or ONYX long-term extension trials, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for apitegromab in the trials or reduce the amount of data or confound the data from these trials. We plan to initiate a Phase 2 proof-of-concept trial of apitegromab in combination with approved GLP-1 RAs in obesity. This study will rely upon the continued availability of such GLP-1 RA. Access to approved GLP-1 RAs are limited for use in clinical trials and may continue to be limited for such use. If GLP-1 RAs become more limited or unavailable, we may be unable to enroll, or may be delayed in enrolling patients, or may be forced to stop our Phase 2 study. While we have obtained substantial supply of an approved GLP-1 RA for use in this Phase 2 study, we cannot assure you that we will be able to obtain adequate supply for future studies of our product candidate in obesity. Patients in Part B of our ongoing Phase 1 DRAGON clinical trial of SRK-181 in patients with locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibody therapies are receiving SRK-181 in conjunction with an approved anti-PD-(L)1 therapy such as pembrolizumab. If access to the approved anti-PD-(L)1 therapy becomes limited or is unavailable, we may be forced to pause or stop our Phase 1 DRAGON clinical trial, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for SRK-181 in the trial. Any delay or suspension of our clinical trials would significantly and delay our clinical development programs and harm our business, financial condition and results of operations.

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

The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, promotion and distribution of drug products, including biologics, are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities outside the U.S. We are not permitted to market any biological product in the U.S. until we receive a biologics license from the FDA. We have not previously submitted a BLA to the FDA or similar marketing application to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. FDA approval of a new biologic or drug generally requires dispositive data from two (and in some cases, one) adequate and well-controlled pivotal Phase 3 clinical trials of the biologic or drug in the relevant patient population. The FDA, EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials or our analysis or interpretation of data from preclinical studies or clinical trials, the results of our clinical trials may not meet the level of statistical significance or amount of data required for approval, or we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks. A BLA must also include significant information regarding the chemistry, manufacturing, and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection as well as certain key clinical sites conducting our clinical trials. The FDA, EMA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies.

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

We have received Orphan Drug designation from the FDA for apitegromab for the treatment of SMA, and following the EMA’s COMP’s positive opinion, the EC designated apitegromab as an orphan medicinal product for the treatment of SMA. Even if we receive orphan drug exclusivity, the benefit of that exclusivity may be limited if we seek approval for an indication broader than the orphan-designated indication or could be revoked under certain circumstances, for example if the FDA later determines that the request for designation was materially defective or that we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we receive orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition during the exclusivity period because different drugs with different active moieties can be approved for the same condition, and the same product can be approved for different uses. Also, in the U.S., even after an orphan drug is approved and receives orphan drug exclusivity, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug, including because it has been shown to be clinically superior to the drug with exclusivity because it is safer, more effective or makes a major contribution to patient care. In the EU, a marketing authorization may be granted to a similar medicinal product to an authorized orphan product for the same orphan indication if:

●	the second applicant can establish in its application that its medicinal product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior; or
●	the holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application; or
●	the holder of the marketing authorization for the original orphan medicinal product cannot supply sufficient quantities of orphan medicinal product.
●	See the sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 entitled, “Business — Government Regulation — US Biological Product Development — Orphan Drug Designation” and “Business – Government Regulation – European Union Drug Development — European Union Orphan Designation and Exclusivity.”

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

We have received Fast Track designation from the FDA and PRIME designation from the EMA for apitegromab for the treatment of SMA. We may seek Fast Track designation or Breakthrough Therapy designation from the FDA or PRIME designation from the EMA for certain of our current and future product candidates, and we may not be successful in receiving such designations, or if received, such designation may not actually lead to a faster development or regulatory review or approval process.

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

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification and rescind the breakthrough designation. See the sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 entitled, “Business — Government Regulation — US Biological Product Development — Expedited Development and Review Programs.”

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

See the section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 entitled, “Business – Government Regulation – European Union Drug Development — European Union Expedited Review and Development.”

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

Changes in statutes, regulations or the interpretation of existing statutes or regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; (iv) additional record-keeping requirements; or (v) changes to our pricing arrangements, or coverage of or reimbursement for our products. If any such changes were to be imposed, they could adversely affect the profitability and operation of our business. See the sections of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 entitled, “Business — Government Regulation — Current and Future Healthcare Reform Legislation” and “Business – Government Regulation – Coverage and Reimbursement.”

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act (“FCA”), which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information received in the course of patient recruitment for clinical trials. See the section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 entitled “Business – Government Regulation – Other Healthcare Laws.”

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

We have conducted our Phase 2 TOPAZ clinical trial of apitegromab in the European Economic Area (“EEA”), are conducting our Phase 3 SAPPHIRE clinical trial and ONYX, our long-term extension clinical trial of apitegromab, in the EEA and the UK, and may conduct future clinical trials in the EEA or the UK and therefore may be subject to additional privacy laws. The EU GDPR (“General Data Protection Regulation”) imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA or the UK, including to the U.S., providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, where required reporting security breaches involving personal data to the competent national data protection authority and affected individuals, where required, appointing data protection officers, where required conducting data protection impact assessments, and record-keeping. The EU GDPR imposes penalties in the event of non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR.

The EU GDPR ceased to apply in the UK after the UK’s exit from the EU on January 31, 2020, but the UK incorporated the EU GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but currently still aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the UK is recognized as providing adequate protection under the EU GDPR (“UK Adequacy Decision”) and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Likewise, personal data transfers from the UK to the EEA remain free flowing. The UK Government has introduced a Data Protection and Digital Information Bill (“UK Bill”) into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the EC. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

Adequate safeguards must be implemented to enable the transfer of personal data outside of the EEA or the UK in compliance with European and UK data protection laws. The EC has issued forms of standard contractual clauses (“SCCs”) for data transfers from controllers or processors in the EEA (or otherwise subject to the EU GDPR) to controllers or processors established outside the EEA (and not subject to the EU GDPR). The UK is not subject to the EC’s SCCs but has published its own standard clauses, the International Data Transfer Agreement, which enables transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the EU GDPR and UK GDPR and doing so will require significant effort and cost. Where relying on the SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data.

In July 2023, the EC adopted its adequacy decision for the EU-U.S. Data Privacy Framework (“Framework”). On the basis of the new adequacy decision, personal data can flow safely from the EU to U.S. companies participating in the

Framework, without having to put in place additional data protection safeguards. There has been an extension to the Framework to cover UK transfers to the United States. The long term validity of the Framework remains uncertain as the Framework could be challenged like its predecessor frameworks.

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

In addition, many states in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Further, in some cases where we process sensitive and personal information of individuals from numerous states, we may find it necessary to comply with the most stringent state laws applicable to any of the information. For example, California’s California Consumer Privacy Act (“CCPA”), creates comprehensive individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. While there are currently exceptions for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA, as amended by the California Privacy Rights Act (“CPRA”), and other enacted or proposed comprehensive state consumer privacy legislation may impact our business activities. We continue to monitor the impact that the state consumer privacy and protection laws, like the CCPA, may have on our business activities. See the section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 entitled “Business – Government Regulation – European General Data Protection Regulation and “Business – Government Regulation – Other Healthcare and Privacy Laws.”

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

The potential use of new and evolving technologies, such as artificial intelligence, in our offerings to employees may result in additional spending and present risks and challenges that can impact our business including by posing security and other risks to our confidential information, proprietary information and personal information, and as a result we may be exposed to reputational harm, legal liability, and regulatory investigations and fines.

We may build and integrate artificial intelligence into our offerings, and this innovation may present risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement, for example where third party data sources are used to train artificial intelligence models, or the output of artificial intelligence systems reproduce or incorporate third party intellectual property rights, in each case without the right to do so.

Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) — the world’s first comprehensive AI law — is anticipated to enter into force in Spring 2024 and, with some exceptions, become effective 24 months thereafter. This legislation imposes tiered obligations on providers and deployers of artificial intelligence systems which are put onto the EU market, or where the output is intended for use in the EU market, depending on the risk classification of the AI system, and encourages providers and deployers of artificial intelligence systems to account for EU fundamental rights in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, and if the AI systems are considered high risk, we would be required to implement substantive risk and quality management systems and post-market monitoring systems and adhere to specific and burdensome and costly ethical, accountability, and administrative requirements. Other jurisdictions, including the United States and UK, are also taking steps to regulate AI systems. The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain our service offerings to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible, safe and ethical manner and to minimize any real or perceived unintended harmful impacts.

Our vendors may in turn incorporate artificial intelligence tools into their own offerings, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business. A risk of our proprietary intellectual property rights being compromised through the use of artificial intelligence could arise through third party vendors using our data to train their models and/or to generate output for other users of their systems. There is also a risk (as with any hosted service) of security incidents occurring that could lead to unauthorized access to our data. In the event that personal data (including special category data relating to patients) were to be compromised, we may also face action from regulators and affected data subjects, and damage to our reputation.

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

Global events, including global health concerns could also result in social, economic, and labor instability in the countries in which we operate or where the third parties with whom we engage, including our clinical trial sites and manufacturing facilities of our third-party contract manufacturers, operate. Unforeseen global events, such as increasing rates of inflation and interest, could adversely impact our business. For example, we are conducting SAPPHIRE, our Phase 3 clinical trial and, ONYX, our long-term extension clinical trial of apitegromab in the U.S. and EU, and regional instability caused by the 2022 Russian invasion of Ukraine could adversely affect the conduct of our clinical trials. Such conflicts could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyberattacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business.

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

The success of our product candidates, apitegromab and SRK-181, and future product candidates such as SRK-439, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, apitegromab, SRK-181, SRK-439 or future product candidates or assure that coverage and reimbursement will be available for any product that we may develop. See the sections in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 entitled “Business– Government Regulation – Coverage and Reimbursement” and “Business–Government Regulation–Current and Future Healthcare Reform Legislation.”

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

If our future collaborations do not result in the successful discovery, development and commercialization of product candidates or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under such collaboration. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q also apply to the activities of potential therapeutic collaborators.

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

We are a biopharmaceutical company formed in 2012 and our operations to date have been focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. We have not yet demonstrated the ability to progress any of our product candidates through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three months ended March 31, 2024 and 2023, we reported a net loss of $56.9 million and $39.4 million, respectively. As of March 31, 2024, we had an accumulated deficit of $733.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, apitegromab, SRK-181, SRK-439, and any future product candidates.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, including clinical trials for apitegromab and SRK-181 and preclinical studies and clinical trials for SRK-439 and any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of March 31, 2024, we had approximately $238.4 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2024, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2025. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Additionally, any program setbacks or delays due to changes in federal or state laws or clinical site or clinical vendor policies as a result of the impacts of current macroeconomic and geopolitical events, increasing rates of inflation and rising interest rates could impact our programs and increase our expenditures. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

As of March 31, 2024, the fair value of our cash equivalents and investments in our marketable debt securities portfolio was approximately $231.6 million and consisted primarily of investments in money market funds and U.S. treasury obligations and government agency securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

At March 31, 2024, we had $0.1 million in net unrealized losses in our marketable securities available-for-sale portfolio, and unrealized losses in our securities portfolio may increase in the future due to the aforementioned economic factors. While our goal is to hold each security until maturity, that may not be possible in light of our policy to preserve capital and liquidity and because investment in securities with unrealized losses has a diminished utility as a source of liquidity prior to maturity. Selling securities with an unrealized loss would result in the realization of such losses, which could have an adverse effect on our financial condition and results of operations.

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

As of March 31, 2024, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 15.0% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

As of March 31, 2024, approximately 9,157,496 shares of our common stock were reserved for issuance upon exercise or conversion of outstanding warrants. Additionally, 12,137,827 shares of our common stock were reserved for issuance upon exercise of outstanding stock options and vested restricted stock units. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price. As of March 31, 2024, we also have 17,008,164 shares of our common stock reserved for issuance upon exercise of pre-funded warrants, which are already included in our calculation of our weighted average common shares outstanding.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

The sales of a substantial number of the shares and/or the exercise and sale of a substantial number of the pre-funded warrants in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the sale of substantial amounts of our common stock could adversely impact the price of our common stock. The sale, or the availability for sale, of a large number of shares of our common stock in the public market could cause the price of our common stock to decline. As of March 31, 2024, 10,681,528 of the 27,689,692 pre-funded warrants have been exercised.

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

From January 1, 2024 through March 31, 2024, we did not sell any shares of common stock through the Jefferies sales agreement.

Item 2. Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Trading Plans

During the three months ended March 31, 2024, certain of our officers adopted contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Ted Myles, Chief Operating Officer and Chief Financial Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (March 7, 2024)	April 30, 2025	252,885(1)	Sale of the Company's common stock pursuant to the terms of the plan
Tracey Sacco, Chief Commercial Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (March 19, 2024)	June 18, 2025	30,000	Sale of the Company's common stock pursuant to the terms of the plan

(1)	These shares reflect the aggregate maximum number of Restricted Stock Units (“RSU”) prior to any non-discretionary sell-to-cover transactions in addition to other shares eligible to be sold pursuant to the plan. The Company has a non-discretionary sell-to-cover requirement to satisfy tax withholding obligations associated with RSU vesting for employees.

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.2	May 8, 2018
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.1.1	May 14, 2018
3.3	Amended and Restated By-laws of the Registrant	S-1/A	333-224493	3.4	May 8, 2018
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*       Filed herewith

**     Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLAR ROCK HOLDING CORPORATION

Date: May 7, 2024	By:	/s/ Jay T. Backstrom
Jay T. Backstrom President and Chief Executive Officer (Principal Executive Officer)
Date: May 7, 2024	By:	/s/ Edward H. Myles
Edward H. Myles Chief Operating Officer & Chief Financial Officer (Principal Financial and Accounting Officer)