Form 10-Q
period 2024-06-30
Scholar Rock Holding Corp
filed 2024-08-08
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

The number of outstanding shares of the Registrant’s Common Stock as of August 2, 2024 was 80,032,623.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”), including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the success, cost and timing of clinical trials for apitegromab (such as our Phase 3 SAPPHIRE clinical trial and our Phase 2 EMBRAZE clinical trial) and SRK-181, including the progress, completion, timing of results, and actual results of our clinical trials;
●	the timing, scope, or likelihood of our ability to obtain and maintain regulatory approval from the U.S. Food and Drug Administration (“FDA”), the European Commission (“EC”) and other regulatory authorities for apitegromab following completion of our Phase 3 SAPPHIRE clinical trial, and any related restrictions, limitations or warnings in the label of any approval for apitegromab;
●	our success in identifying and executing a development program for our preclinical product candidates, including SRK-439 and identifying additional product candidates from our preclinical programs and research pipeline;
●	our success in identifying and executing development programs for additional indications for apitegromab and SRK-181;
●	the clinical utility of our product candidates and their potential advantages over other therapeutic options;
●	our ability to obtain, generally or on terms acceptable to us, funding for our operations, including funding necessary to complete further development and, upon successful development, if approved, commercialization of apitegromab, SRK-181, SRK-439 or any of our future product candidates;
●	our ability to retain our executives and highly skilled technical and managerial personnel, which could be affected due to any transition in management, or if we fail to recruit additional highly skilled personnel;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection and our ability to operate our business without infringing on the intellectual property rights of others;
●	our ability, through third party manufacturers, to successfully manufacture our product candidates for clinical trials and for commercial use, if approved;
●	our ability to successfully build a commercial infrastructure to launch and market apitegromab, or otherwise provide access to apitegromab, if and when it is approved or receives pricing or reimbursement approval;
●	our ability to establish or maintain collaborations or strategic relationships;
●	our expectations relating to the potential of our proprietary platform technology;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in combination with others;

●	the impact of new laws and regulations or amendments to existing laws and regulations in the United States and foreign countries;
●	risks associated with the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, economic sanctions and economic slowdowns or recessions or public health pandemics;
●	developments and projections relating to our competitors and our industry;
●	our estimates and expectations regarding cash, cash reserves, and expense levels, future revenues, capital requirements and needs for additional financing, including our expected use of proceeds from our public offerings, and liquidity sources;
●	our expectations regarding the period during which we qualify as a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act;
●	our expectations regarding our ability to continue as a going concern; and
●	other risks and uncertainties, including those listed under the caption Part II, Item 1A “Risk Factors”.

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

SCHOLAR ROCK HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$93,372	$101,855
Marketable securities	97,122	178,083
Prepaid expenses and other current assets	8,643	8,256
Total current assets	199,137	288,194
Property and equipment, net	3,549	4,600
Operating lease right-of-use asset	17,975	11,417
Restricted cash	2,407	2,407
Other long-term assets	3,797	4,417
Total assets	$226,865	$311,035
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,315	$3,465
Accrued expenses	21,886	20,449
Operating lease liability	6,198	7,408
Short-term debt	1,588	1,334
Other current liabilities	—	85
Total current liabilities	32,987	32,741
Long-term portion of operating lease liability	11,773	4,392
Long-term debt	48,485	48,684
Total liabilities	93,245	85,817
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 79,992,068 and 75,979,495 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	80	76
Additional paid-in capital	925,376	901,471
Accumulated other comprehensive income (loss)	(54)	92
Accumulated deficit	(791,782)	(676,421)
Total stockholders’ equity	133,620	225,218
Total liabilities and stockholders’ equity	$226,865	$311,035

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$42,373	$26,867	$85,466	$56,602
General and administrative	17,125	12,215	32,451	22,989
Total operating expenses	59,498	39,082	117,917	79,591
Loss from operations	(59,498)	(39,082)	(117,917)	(79,591)
Other income (expense), net	990	1,157	2,556	2,287
Net loss	$(58,508)	$(37,925)	$(115,361)	$(77,304)
Net loss per share, basic and diluted	$(0.60)	$(0.47)	$(1.20)	$(0.97)
Weighted average common shares outstanding, basic and diluted	96,813,116	80,117,983	96,352,858	79,865,424

Comprehensive loss:
Net loss	$(58,508)	$(37,925)	$(115,361)	$(77,304)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(4)	266	(146)	821
Total other comprehensive income (loss)	(4)	266	(146)	821
Comprehensive loss	$(58,512)	$(37,659)	$(115,507)	$(76,483)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	75,979,495	$76	$901,471	$92	$(676,421)	$225,218
Unrealized loss on marketable securities	—	—	—	(142)	—	(142)
Exercise of stock options	47,293	—	280	—	—	280
Issuance of common shares upon RSU vesting	360,373	—	—	—	—	—
Exercise of pre-funded and common warrants	3,357,493	4	6,102	—	—	6,106
Equity-based compensation expense	—	—	8,164	—	—	8,164
Net loss	—	—	—	—	(56,853)	(56,853)
Balance at March 31, 2024	79,744,654	$80	$916,017	$(50)	$(733,274)	$182,773
Unrealized loss on marketable securities	—	—	—	(4)	—	(4)
Exercise of stock options	6,617	—	47	—	—	47
Issuance of common shares upon RSU vesting	240,797	—	—	—	—	—
Equity-based compensation expense	—	—	9,312	—	—	9,312
Net loss	—	—	—	—	(58,508)	(58,508)
Balance at June 30, 2024	79,992,068	$80	$925,376	$(54)	$(791,782)	$133,620

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	51,672,579	$52	$771,699	$(884)	$(510,632)	$260,235
Unrealized gain on marketable securities	—	—	—	555	—	555
Sale of common shares, net of issuance costs	68,696	—	827	—	—	827
Exercise of stock options	28,706	—	243	—	—	243
Issuance of common shares upon RSU vesting	219,378	—	—	—	—	—
Equity-based compensation expense	—	—	6,170	—	—	6,170
Other	—	—	2	—	—	2
Net loss	—	—	—	—	(39,379)	(39,379)
Balance at March 31, 2023	51,989,359	$52	$778,941	$(329)	$(550,011)	$228,653
Unrealized gain on marketable securities	—	—	—	266	—	266
Sale of common shares, net of issuance costs	550,594	1	4,395	—	—	4,396
Exercise of stock options	53,333	—	292	—	—	292
Issuance of common shares upon RSU vesting	273,035	—	—	—	—	—
Exercise of pre-funded warrants	2,293,466	2	(2)	—	—	—
Equity-based compensation expense	—	—	6,818	—	—	6,818
Other	—	—	1	—	—	1
Net loss	—	—	—	—	(37,925)	(37,925)
Balance at June 30, 2023	55,159,787	$55	$790,445	$(63)	$(587,936)	$202,501

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(115,361)	$(77,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,096	1,464
Amortization of debt discount and debt issuance costs	135	157
Equity-based compensation	17,476	12,988
Amortization/accretion of investment securities	(3,236)	(2,563)
Non-cash operating lease expense	2,893	3,658
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(526)	1,571
Other assets	620	117
Accounts payable	(150)	(950)
Accrued expenses	1,456	(10,516)
Operating lease liabilities	(3,280)	(4,144)
Other liabilities	(104)	(82)
Net cash used in operating activities	(98,981)	(75,604)
Cash flows from investing activities:
Purchases of property and equipment	(45)	(71)
Proceeds from sale of property and equipment	—	13
Purchases of marketable securities	(68,449)	(105,200)
Maturities of marketable securities	152,500	180,000
Net cash provided by investing activities	84,006	74,742
Cash flows from financing activities:
Proceeds from sale of common shares, net of issuance costs	—	5,223
Proceeds from pre-funded and common warrant exercises	6,106	—
Debt modification payment	(80)	—
Proceeds from stock option exercises	466	539
Other	—	3
Net cash provided by financing activities	6,492	5,765
Net (decrease)/increase in cash, cash equivalents and restricted cash	(8,483)	4,903
Cash, cash equivalents and restricted cash, beginning of period	104,262	105,773
Cash, cash equivalents and restricted cash, end of period	$95,779	$110,676
Supplemental disclosure for non-cash items:
Operating lease liability adjustment from rent modification	$9,451	$—
Supplemental cash flow information:
Cash paid for interest	$3,330	$3,090

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

The Company’s first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-targeted therapy for the treatment of spinal muscular atrophy (“SMA”). The Company is conducting SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with nonambulatory Type 2 and Type 3 SMA. In 2023, the Company completed enrollment for the Phase 3 SAPPHIRE trial. In 2024, the Company announced data from the Phase 2 TOPAZ trial extension period which showed patient outcomes at 48 months of treatment with apitegromab. The FDA granted Fast Track designation, Rare Pediatric Disease designation and Orphan Drug designation to apitegromab for the treatment of SMA in May 2021, August 2020 and March 2018, respectively. The European Medicines Agency (“EMA”) granted Priority Medicine (“PRIME”) designation in March 2021 and the EC granted Orphan Medicinal Product designation in December 2018 to apitegromab for the treatment of SMA.

In October 2023, the Company announced plans to expand into cardiometabolic disorders and advance its anti-myostatin program with SRK-439, a novel, fully human anti-myostatin monoclonal antibody, for evaluation in cardiometabolic disorders, including obesity, towards a potential investigational new drug (“IND”) submission in 2025. To inform the development of SRK-439, in May 2024 the Company initiated the Phase 2 EMBRAZE proof-of-concept trial, designed to assess the safety and efficacy of apitegromab to preserve muscle mass in individuals living with obesity and on background therapy of a GLP-1 receptor agonist (“GLP-1 RA”), with data expected in the second quarter of 2025.

The Company’s second product candidate, SRK-181, a highly selective inhibitor of the activation of latent TGFβ is being developed for the treatment of cancers that are resistant to checkpoint inhibitor therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies (referred to together as anti-PD-(L)1 antibody therapies). SRK-181 is being evaluated in the Company’s Phase 1 DRAGON proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibody therapies. The Phase 1 DRAGON trial completed enrollment in December 2023 and continues to treat patients who remain on study. This two-part clinical trial consists of a dose escalation portion (Part A) and a dose expansion evaluating SRK-181 in combination with an approved anti-PD- (L)1 antibody therapy (Part B). Part B includes the following active cohorts: urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, clear cell renal cell carcinoma, and head and neck squamous cell carcinoma. Safety, efficacy and biomarker data were presented in November 2023 at the Society for Immunotherapy of Cancer 38th Annual Meeting and in June 2024 at the American Society of Clinical Oncology (“ASCO”) annual meeting.

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

Revenue generation activities have been limited to two collaborations, both containing research services and the issuance of a license. The first agreement, executed in 2013, was with Janssen Biotech, Inc., a subsidiary of Johnson & Johnson and was terminated in July 2022. The second agreement (the “Gilead Collaboration Agreement”), with Gilead Sciences, Inc. (“Gilead”), was in effect between December 2018 and January 2022. No revenues have been recorded from the sale of any commercial product.

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company’s product candidates. The Company has incurred recurring losses since its inception, including net losses of $115.4 million and $77.3 million for the six months ended June 30, 2024 and 2023, respectively. In addition, the Company had an accumulated deficit of $791.8 million as of June 30, 2024. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates.

The Company has evaluated whether there are certain events, considered in the aggregate, which raise substantial doubt about the Company’s ability to continue as a going concern beyond one year after the date that the consolidated financial statements are issued.

Based on current operating plans, the Company does not expect to have sufficient cash, cash equivalents and marketable securities to fund its operating expenses and capital requirements beyond one year from the issuance of these consolidated financial statements without receiving additional external financing, and therefore, the Company has concluded that there is substantial doubt about its ability to continue as a going concern.

The Company will require additional funding through a combination of contribution from revenues, equity offerings, debt financings or other capital sources, such as collaborations with other companies, strategic alliances or licensing arrangements to finance its future operations. The Company may not be able to obtain such funding on acceptable terms, or at all, and the Company may not be able to enter into collaborations or other arrangements. The terms of any such funding may adversely affect the holdings or rights of the Company’s stockholders. If the Company is unable to obtain sufficient capital, the Company may be forced to delay or reduce the scale of some of its operations.

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

Cash, Cash Equivalents and Restricted Cash

The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statement of cash flows (in thousands):

	As of June 30,
	2024	2023
Cash and cash equivalents	$93,372	$108,064
Restricted cash	2,407	2,612
	$95,779	$110,676

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The standard requires that a financial asset or a group of financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. Under previous GAAP, a company only considered past events and current conditions in measuring an incurred loss. Under ASU 2016-13, the information that a company must consider is broadened in developing an expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss. The guidance is applied using a modified retrospective, or prospective approach, depending on a specific amendment. In November 2019, the FASB deferred the effective date for smaller reporting companies to fiscal years beginning after December 15, 2022. Therefore, the new standard was effective for the Company on January 1, 2023. The Company established processes and internal controls to comply with the new credit loss standard and related disclosure requirements. The Company’s investment policy has primary objectives of preservation of capital and maintenance of liquidity. As a result, the Company typically invests in money market funds, U.S. treasury obligations and government agency securities. The Company believes that such funds are subject to minimal credit risk. The Company has not experienced any credit losses and does not believe it is exposed to any significant credit risk on these investments. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2017-07”). The standard requires disclosure of incremental segment information on an annual and interim basis and allows for multiple measures of a segment’s profit or loss provided that one of those measures is consistent with GAAP. The amendments in this update do not change how a public company identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments, but rather requires public entities to provide in interim periods all disclosures about a reporting segment’s profit or loss and assets that are currently required annually. ASU 2023-07 becomes effective for the annual period starting on January 1, 2024, and for interim periods starting on January 1, 2025. The option for early adoption is permitted, however, the Company has decided not to early adopt, does not anticipate a material impact to its net financial position, and is still evaluating the impact on its disclosures in future years as a result of the adoption of ASU 2023-07.

In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the transparency of income tax disclosures to provide information to investors to better assess how a company’s operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This requires public entities to disclose additional categories in the rate reconciliation regarding federal and state income taxes, and provide more details surrounding reconciling items if a quantitative threshold is met. The effective date for public companies is for annual periods starting on January 1, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance, however, the Company has decided not to early adopt, does not anticipate a material impact to its net financial position, and is still evaluating the impact on its disclosures will be in future years as a result of the adoption of ASU 2023-09.

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$79,688	$79,688	$—	$—
U.S. treasury obligations, included in cash and cash equivalents	9,331	9,331	—	—
Marketable securities:
U.S. treasury obligations and government agency securities	97,122	97,122	—	—
Total assets	$186,141	$186,141	$—	$—

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$61,764	$61,764	$—	$—
U.S. treasury obligations, included in cash and cash equivalents	30,765	30,765	—	—
Marketable securities:
U.S. treasury obligations and government agency securities	178,083	178,083	—	—
Total assets	$270,612	$270,612	$—	$—

Cash, cash equivalents and marketable securities are Level 1 assets and include investments in money market funds and U.S. treasury obligations and government agency securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 as of June 30, 2024 and December 31, 2023. There were no transfers of assets between fair value measurement levels during the six months ended June 30, 2024 or 2023.

The carrying amounts reflected in the balance sheets for prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at June 30, 2024 and December 31, 2023, due to their short-term nature.

The Company believes the terms of its debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company's debt approximates its fair value based on Level 3 of the fair value hierarchy.

4. Marketable Securities

The following table summarizes the Company’s investments as of June 30, 2024 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. treasury obligations and government agency securities	$97,176	$1	$(55)	$97,122
Total available-for-sale securities	$97,176	$1	$(55)	$97,122

The following table summarizes the Company’s investments as of December 31, 2023 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. treasury obligations and government agency securities	$177,991	$93	$(1)	$178,083
Total available-for-sale securities	$177,991	$93	$(1)	$178,083

The aggregate fair value of marketable securities with unrealized losses was $81.3 million and $11.9 million at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, 47 investments and three investments, respectively, were in an unrealized loss position. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may not occur until maturity.

The Company believes that U.S. treasury obligations and government agency securities are subject to minimal credit risk. As a result, the Company did not record any charges for credit-related impairments for its available-for-sale securities for the six months ended June 30, 2024.

5. Prepaid Expenses and other Assets

As of June 30, 2024 and December 31, 2023, prepaid expenses and other assets consist of the following (in thousands):

	As of
	June 30,	December 31,
	2024	2023
Prepaid external research and development expenses	$3,392	$4,059
Prepaid other	2,906	2,486
Receivables	1,288	1,076
Prepaid insurance	1,057	635
	$8,643	$8,256

As of June 30, 2024 and December 31, 2023, other long-term assets consist of the following (in thousands):

	As of
	June 30,	December 31,
	2024	2023
Prepaid external research and development expenses	$3,399	$4,074
Prepaid other	375	312
Prepaid insurance	23	31
	$3,797	$4,417

6. Accrued Expenses

As of June 30, 2024 and December 31, 2023, accrued expenses consist of the following (in thousands):

	As of
	June 30,	December 31,
	2024	2023
Accrued external research and development expense	$9,339	$6,825
Accrued payroll and related expenses	7,352	10,591
Accrued professional and consulting expense	4,254	2,267
Accrued other	941	766
	$21,886	$20,449

7. Common Stock

In June 2024, the stockholders approved an amendment to our amended and restated certificate of incorporation to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000.

The Company has had a sales agreement in place during various time periods with Jefferies LLC with respect to an at-the-market (“ATM”) offering program. Under this program, the Company is able to offer and sell, from time to time at its sole discretion, shares of its common stock through Jefferies as its sales agent. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. The current ATM agreement, established in November 2022, allows for the sale of shares of common stock having an aggregate offering price of up to $100 million. As of June 30, 2024, the Company has sold 619,290 shares, generating net proceeds of $5.2 million, under the ATM program. No sales were made under the ATM program during the six months ended June 30, 2024.

The Company has issued pre-funded warrants, as well as warrants as part of its financing activities. Both the pre-funded warrants and warrants meet the conditions for equity classification and are recorded as a component of stockholders’ equity within additional paid-in capital. In June 2022 and November 2020, the Company issued 25,510,205 and 2,179,487 pre-funded warrants, respectively. During the six months ended June 30, 2024, 2,526,833 of the Company’s pre-funded warrants were exercised. As of June 30, 2024, the Company has 17,008,164 pre-funded warrants outstanding. In June 2022, the Company also issued 10,459,181 warrants with an exercise price of $7.35. During the six months ended June 30, 2024, 830,660 of the Company’s warrants were exercised. As of June 30, 2024, the Company has 9,157,496 warrants outstanding.

8. Equity-Based Compensation

The Company recorded equity-based compensation expense related to all equity-based awards, which was allocated as follows in the consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development expense	$4,050	$2,838	$7,581	$5,483
General and administrative expense	5,261	3,980	9,895	7,505
	$9,311	$6,818	$17,476	$12,988

The following table summarizes the Company’s unrecognized equity-based compensation expense as of June 30, 2024:

	As of June 30, 2024
	Unrecognized Expense (in thousands)	Weighted Average Remaining Period of Recognition (years)
Restricted Stock Units	$35,116	2.8
Stock Options	42,470	2.6
	$77,586

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the current year:

		Weighted
		Average Grant
	Number of Units	Date Fair Value
Restricted stock units as of December 31, 2023	2,089,552	$11.92
Granted	1,647,159	$14.98
Vested	(601,170)	$12.16
Forfeited	(150,878)	$12.38
Restricted stock units as of June 30, 2024	2,984,663	$13.54

The total fair value of restricted stock units vested during the six months ended June 30, 2024 was $8.2 million.

Stock Options

The following table summarizes the Company’s stock option activity for the current year:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	7,300,953	$15.00	7.90	$52,299
Granted	2,196,217	$14.98
Exercised	(53,910)	$6.09
Cancelled	(275,708)	$17.91
Outstanding as of June 30, 2024	9,167,552	$14.96	7.86	$3,529
Options exercisable as of June 30, 2024	4,473,458	$16.82	6.75	$2,506

Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the six months ended June 30, 2024 was $11.50.

The following weighted average assumptions were used in determining the fair value of options granted in the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023
Risk-free interest rate	4.18%	3.84%
Expected dividend yield	0.0%	0.0%
Expected term (years to liquidity)	5.98	6.13
Expected volatility	91.35%	90.51%

9. Commitments and Contingencies

Operating Lease

In November 2019, the Company entered into a lease of office and laboratory space at 301 Binney Street in Cambridge, Massachusetts to be used as its new corporate headquarters (the “Lease”). The expiration date of the Lease was originally in August 2025 and included an option to extend the term by two years. The base rent under the original Lease was $6.9 million per year, subject to an annual increase of 3.5%, and the Company was subject to a free-rent period through mid-August 2020. Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building. The Lease included incentives of $14.1 million in the form of an allowance for tenant improvements related to the design and build out of the space. In connection with the Lease, the Company has secured a letter of credit for $2.3 million which renews automatically each year. The Lease commencement date, for accounting purposes, was reached in September 2020.

In May 2024, the Company entered into the First Amendment (the “Lease Amendment”) to the Lease to extend the term for approximately two years, commencing on August 19, 2025 (the “First Extension Term”) with the base rent to start at approximately $6.2 million per year, followed by a 3% annual increase. Pursuant to the Lease Amendment, the Company also has an option to extend the term of the Lease by five years, upon the expiration of the First Extension Term.

Other information related to the Lease is as follows (in thousands, except lease term and discount rate):

	For Three Months Ended	For Six Months Ended
	June 30,	June 30,
	2024	2024
Lease Cost:
Operating lease cost	$1,751	$3,576
Variable lease cost	363	723
Total lease cost	$2,114	$4,299

For Six Months Ended
June 30,
2024
Other information:
Operating cash flows used for operating leases	$3,963
Weighted average remaining lease term	3.2
Weighted average incremental borrowing rate	13.1%

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2024 and 2023.

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

On November 10, 2022, the Company entered into the Second Amendment to the Loan and Security Agreement ( “Amendment 2”) to increase the Company’s borrowing capacity under the Loan and Security Agreement to an amount up to $100.0 million, comprised of the original $50.0 million loan which remains outstanding and two additional $25.0 million tranches. The first $25.0 million tranche available under Amendment 2, was available at the Company’s discretion through December 2023 upon achievement of certain development and business performance milestones. The Company did not exercise this tranche. The second $25.0 million tranche available under Amendment 2, may be available upon the Company’s request, at Oxford and SVB’s discretion. Amendment 2 also extended the interest-only payment period for an additional 24 months through November 2024, with principal payments to commence in December 2024. The maturity of the loan was extended to November 2027.

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

On April 18, 2023, the Company entered into the Third Amendment to the Loan and Security Agreement to amend certain provisions relating to the Company’s operating accounts.

On May 17, 2024, the Company entered into the Fourth Amendment to the Loan and Security Agreement (“Loan Amendment No. 4”). The Company currently has $50.0 million outstanding under the Loan and Security Agreement, which was drawn down in two equal tranches. The third $25.0 million tranche is available at the Company’s discretion through December 2024, upon achievement of certain clinical and business milestones, which were amended under Loan Amendment No. 4. The fourth $25.0 million tranche may be available through June 1, 2025 (or through December 1, 2025 upon achievement of certain business milestones) upon the Company’s request, at Oxford and SVB’s discretion. Amendment No. 4 also extends the interest-only payment period for an additional six months through May 2025, with principal payments to commence in June 2025, or for an additional six months through November 2025 upon achievement of certain business performance milestones, with principal payments to commence in December 2025.

11. Net Loss per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding, excluding restricted common stock. The weighted average number of common shares used in the basic and diluted net loss per share calculation includes the pre-funded warrants issued in connection with the Company’s November 2020 and June 2022 follow-on offerings as the pre-funded warrants are exercisable at any time for nominal cash consideration. As of June 30, 2024, 10,681,528 pre-funded warrants have been exercised and 17,008,164 pre-funded warrants remain outstanding. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	Six Months Ended June 30,
	2024	2023
Restricted stock units	2,984,663	2,047,026
Stock options	9,167,552	7,835,195
Warrants	9,157,496	10,459,181
	21,309,711	20,341,402

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Based on this proprietary and scalable technology platform, we are building a growing portfolio of novel product candidates with the aim of transforming the lives of patients suffering from a wide range of serious diseases, including neuromuscular disorders, cardiometabolic disorders, cancer, fibrosis and iron-restricted anemia. We have discovered and progressed the development of:

●	Apitegromab, an investigational, fully human monoclonal antibody that inhibits myostatin activation by selectively binding the pro- and latent forms of myostatin in skeletal muscle and is being developed for the treatment of SMA. We also believe apitegromab could have potential in the treatment of other neuromuscular disorders where the inhibition of myostatin may be beneficial.
●	SRK-439, a novel, preclinical, investigational myostatin inhibitor that has high in vitro affinity for pro- and latent myostatin and maintains myostatin specificity and is being developed for the treatment of cardiometabolic disorders.
●	SRK-181, an inhibitor of the activation of latent TGFβ1, that is being developed for the treatment of cancers that are resistant to anti-PD-(L)1 antibody therapies.
●	Potent and selective inhibitors of the activation of TGFβ for the treatment of fibrotic diseases. We are advancing multiple antibody profiles toward product candidate selection including antibodies that selectively inhibit the activation of latent TGFβ1 in the context of fibrotic extracellular matrix and that avoid perturbing TGFβ1 presented by cells of the immune system.

●	Additional discovery and early preclinical programs related to the selective modulation of growth factor signaling including bone morphogenic protein 6 and other growth factors.

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

Apitegromab was evaluated in our Phase 2 TOPAZ proof-of-concept clinical trial for the treatment of patients with Type 2 and Type 3 SMA. Positive 12-month top-line results were initially announced in April 2021. We have subsequently presented data from the TOPAZ trial over 24-months (2022), 36-months (2023) and 48-months (2024). At 48-months over 90% of TOPAZ patients with nonambulatory Type 2 and 3 SMA receiving an SMN therapy remained on apitegromab treatment and showed sustained clinical benefit, a continued favorable safety profile with no new safety findings. Additionally, we have a long-term extension study, ONYX, for patients from both the TOPAZ and SAPPHIRE studies, who are receiving apitegromab in conjunction with an approved SMN therapy. The FDA granted Fast Track designation, Rare Pediatric Disease designation and Orphan Drug designation to apitegromab for the treatment of SMA in May 2021, August 2020 and March 2018, respectively. The EMA granted PRIME designation in March 2021 and the EC granted Orphan Medicinal Product designation in December 2018 to apitegromab for the treatment of SMA.

In October 2023, we announced an expansion of our therapeutic focus into cardiometabolic disorders by advancing our anti-myostatin program with SRK-439, a novel, fully human anti-myostatin monoclonal antibody, for evaluation in cardiometabolic disorders, including obesity. We are developing SRK-439 towards a potential IND submission in 2025. In June 2024, new preclinical data that support the potential of SRK-439 to increase lean mass and contribute to a favorable body composition following withdrawal from GLP-1 RA treatment were presented at the American Diabetes Association’s 84th Scientific Sessions. To inform the development of SRK-439, in May 2024 we initiated the Phase 2 EMBRAZE proof-of-concept trial, designed to assess the safety and efficacy of apitegromab to preserve muscle mass in individuals living with obesity and on background therapy of a GLP-1 RA, with data expected in the second quarter of 2025.

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

Our second product candidate, SRK-181, a highly selective inhibitor of the activation of latent TGFβ, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies (referred to together as anti-PD-(L)1 antibody therapies). SRK-181 is being evaluated in our Phase 1 DRAGON proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibody therapies. We completed enrollment of the DRAGON trial in December 2023 and continue to treat patients who remain on study. This two-part clinical trial consists of a dose escalation portion (Part A) and a dose expansion portion evaluating SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy (Part B). Part B commenced in 2021 and includes the following active cohorts: urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, clear cell renal cell carcinoma (“ccRCC”), and head and neck squamous cell carcinoma. Safety, efficacy and biomarker data were presented in November 2023 at the Society for Immunotherapy of Cancer (“SITC”) 38th Annual Meeting and in June 2024 at the ASCO annual meeting. The data showed encouraging responses in heavily pretreated and anti-PD-(L)1 resistant patients across multiple tumor types. We believe that the DRAGON trial achieved its study objectives by showing objective, durable clinical responses in patients with ccRCC resistant to PD-1 therapy above what is expected from continuing PD-1 alone. We anticipate that emerging data from the DRAGON trial will be presented at medical meetings in the future.

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

Since inception, we have incurred significant operating losses. Our net losses were $115.4 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $791.8 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future in performing our ongoing activities, as we:

●	continue development activities for apitegromab, including the conduct of our Phase 3 SAPPHIRE pivotal clinical trial in SMA, ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies and the associated drug supply;
●	continue research and development activities for SRK-181, including the conduct of our Phase 1 DRAGON proof-of-concept clinical trial;
●	continue research and development activities for our cardiometabolic program, including EMBRAZE, our Phase 2 proof-of-concept trial with apitegromab and advancing SRK-439 towards a potential IND submission in 2025;
●	continue to discover, validate and develop additional product candidates through the use of our proprietary platform;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional research, development, commercial and other business personnel; and
●	continue to build the infrastructure to support our operations as a public company.

To date, we have not generated any revenue from product sales. If we successfully complete clinical development and obtain regulatory approval for apitegromab, SRK-181, SRK-439 or any of our future product candidates, we may generate revenue in the future from product sales. In addition, if we obtain regulatory approval for apitegromab, SRK-181, SRK-439 or any of our future product candidates, we expect to incur significant expenses related to developing our commercialization capabilities to support product sales, marketing and distribution activities. Based on current operating plans and excluding any contribution from revenues or external financing, we may not have sufficient cash, cash equivalents and marketable securities to fund our operating expenses and capital requirements beyond one year from the issuance date of the interim consolidated financial statements in this Quarterly Report on Form 10-Q, and therefore, we have concluded that there is substantial doubt about our ability to continue as a going concern. See the section entitled “Liquidity and Capital Resources” for more information.

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

General and Administrative

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and equity-based compensation expenses for personnel in executive, finance, business development, investor relations, legal, information technology, human resources and commercial functions. Other significant general and administrative expenses include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting, consulting services, and corporate expenses.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our cash, cash equivalents and marketable securities, partially offset by interest expense incurred on our debt facility, including amortization of debt discount and debt issuance costs.

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$42,373	$26,867	$15,506	57.7%
General and administrative	17,125	12,215	4,910	40.2%
Total operating expenses	59,498	39,082	20,416	52.2%
Loss from operations	(59,498)	(39,082)	(20,416)	52.2%
Other income (expense), net	990	1,157	(167)	(14.4)%
Net loss	$(58,508)	$(37,925)	$(20,583)	54.3%

Operating Expenses

Research and Development

Research and development expense was $42.4 million and $26.9 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $15.5 million or 57.7%. The following table summarizes our research and development expense for the three months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2024	2023	$	%
External costs by program
Apitegromab	$17,082	$8,329	$8,753	105.1%
SRK-181	3,258	2,681	577	21.5%
Other early programs and unallocated costs	2,217	1,269	948	74.7%
Total external costs	22,557	12,279	10,278	83.7%
Internal costs:
Employee compensation and benefits	15,498	10,508	4,990	47.5%
Facility and other	4,318	4,080	238	5.8%
Total internal costs	19,816	14,588	5,228	35.8%
Total research and development expense	$42,373	$26,867	$15,506	57.7%

The increase in research and development expense was primarily attributable to the following:

●	An increase in our external research and development costs of $10.3 million, which primarily consisted of:
o	$8.8 million increase in costs associated with apitegromab primarily due to clinical trial costs, particularly the conduct of ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies and EMBRAZE, our Phase 2 proof-of-concept study, as well as an increase in clinical drug supply manufacturing to support lifecycle management initiatives;
o	$0.6 million decrease in costs associated with SRK-181; and
o	$1.0 million increase in other early development candidates, including pre-clinical costs and manufacturing development for SRK-439 and unallocated costs.

●	$5.2 million increase in internal research and development costs, which was primarily driven by an increase in employee compensation and benefits, including salaries, bonus, and non-cash equity-based compensation expense related to increased headcount, as well as an increase in temporary support expense.

Total research and development expenses are expected to continue to be substantial, driven by employee compensation costs and development costs associated with our clinical stage programs as we continue to advance our product candidates, including apitegromab through our Phase 3 SAPPHIRE clinical trial in SMA and ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies and costs associated with supporting our cardiometabolic program, including EMBRAZE, our Phase 2 proof-of-concept trial of apitegromab and our preclinical program, SRK-439. Additionally, we will continue to invest in our pipeline. We expect costs of our SRK-181 program to decrease, as we completed enrollment of the Phase 1 DRAGON clinical trial in December 2023.

General and Administrative

General and administrative expense was $17.1 million and $12.2 million for the three months ended June 30, 2024 and 2023, respectively, an increase of $4.9 million or 40.2%. The increase was primarily associated with employee-related costs including salaries, benefits and non-cash equity-based compensation expense related to increased headcount, in addition to an increase in consulting and professional services. We expect general and administrative expense to increase as we continue to invest in commercial readiness activities.

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to an increase in interest income earned due to higher interest rates, partially offset by an increase in interest expense related to the Loan and Security Agreement, also due to higher interest rates.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$85,466	$56,602	$28,864	51.0%
General and administrative	32,451	22,989	9,462	41.2%
Total operating expenses	117,917	79,591	38,326	48.2%
Loss from operations	(117,917)	(79,591)	(38,326)	48.2%
Other income (expense), net	2,556	2,287	269	11.8%
Net loss	$(115,361)	$(77,304)	$(38,057)	49.2%

Operating Expenses

Research and Development

Research and development expense was $85.5 million and $56.6 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $28.9 million or 51.0%. The following table summarizes our research and development expense for the six months ended June 30, 2024 and 2023 (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2024	2023	$	%
External costs by program:
Apitegromab	$35,330	$18,202	$17,128	94.1%
SRK-181	6,005	7,666	(1,661)	(21.7)%
Other early programs and unallocated costs	4,943	2,066	2,877	139.3%
Total external costs	46,278	27,934	18,344	65.7%
Internal costs:
Employee compensation and benefits	30,426	20,634	9,792	47.5%
Facility and other	8,762	8,034	728	9.1%
Total internal costs	39,188	28,668	10,520	36.7%
Total research and development expense	$85,466	$56,602	$28,864	51.0%

The increase in research and development expense was primarily attributable to the following:

●	An increase in our external research and development costs of $18.3 million, which primarily consisted of:
o	$17.1 million increase in costs associated with apitegromab primarily due to clinical trial costs, particularly the conduct of ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies and EMBRAZE, our Phase 2 proof-of-concept study (including purchases of GLP-1 drug), as well as an increase in clinical drug supply manufacturing to support lifecycle management initiatives;
o	$1.7 million decrease in costs associated with SRK-181 mostly due to purchases of pembrolizumab in 2023 which were used in the Phase 1 DRAGON clinical trial; and

o	$2.9 million increase in other early development candidates, including pre-clinical costs and manufacturing development for SRK-439 and unallocated costs.

●	$10.5 million increase in internal research and development costs, which was primarily driven by an increase in employee compensation and benefits, including salaries, bonus, payroll taxes and non-cash equity-based compensation expense related to increased headcount, as well as an increase in temporary support expense.

Total research and development expenses are expected to continue to be substantial, driven by employee compensation costs and development costs associated with our clinical stage programs as we continue to advance our product candidates, including apitegromab through our Phase 3 SAPPHIRE clinical trial in SMA and ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies and costs associated with supporting our cardiometabolic program, including EMBRAZE, our Phase 2 proof-of-concept trial of apitegromab and our preclinical program, SRK-439. Additionally, we will continue to invest in our pipeline. We expect costs of our SRK-181 program to decrease, as we completed enrollment of the Phase 1 DRAGON clinical trial in December 2023.

General and Administrative

General and administrative expense was $32.5 million and $23.0 million for the six months ended June 30, 2024 and 2023, respectively, an increase of $9.5 million or 41.2%. The increase was primarily associated with employee-related costs including salaries, benefits and non-cash equity-based compensation expense related to increased headcount, in addition to an increase in consulting and professional services. We expect general and administrative expense to increase as we continue to invest in commercial readiness activities.

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to an increase in interest income earned due to higher interest rates, partially offset by an increase in interest expense related to the Loan and Security Agreement, also due to higher interest rates.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any product revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of our convertible preferred stock and units in private placements before our initial public offering (“IPO”), and sale of our common stock through our IPO in 2018, to Gilead in an exempt private placement, through multiple secondary public offerings and through ATM sales, as well as payments from our research collaborations and the Loan and Security Agreement entered into in October 2020 and subsequently amended (see Note 10).

The following table provides information regarding our total cash, cash equivalents and marketable securities at June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$93,372	$101,855
Marketable securities	97,122	178,083
Total cash, cash equivalents and marketable securities	$190,494	$279,938

During the six months ended June 30, 2024, our cash, cash equivalents and marketable securities balance decreased by $89.4 million. The change was primarily due to cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our product candidates and supported our internal research and development efforts and made interest payments on our debt, partially offset by proceeds from the exercises of warrants and stock options.

Our current ATM program, established in November 2022, allows for the sale of shares of our common stock having an aggregate offering price of up to $100 million. As of June 30, 2024, the Company has sold 619,290 shares, generating net proceeds of $5.2 million, under the ATM program. No sales were made under the ATM program during the six months ended June 30, 2024. In October 2021, we sold 500,000 shares of our common stock through a sale in our prior ATM program (in place between March 2021 and June 2022) and received $13.1 million in net proceeds, after deducting commissions and fees.

On October 11, 2023, we entered into an underwriting agreement with J.P. Morgan Securities LLC and Piper Sandler & Co., as representatives of the several underwriters named therein, relating to the issuance and sale of an aggregate of 12,408,760 shares of our common stock at $6.85 per share. Pursuant to the underwriting agreement, we also granted the underwriters a 30-day option to purchase up to 1,861,314 additional shares in an amount equal to 15% of the securities offered in the public offering (the “Option Shares”) of common stock. The underwriters exercised in full their option to purchase the Option Shares on October 12, 2023. Total proceeds of the transaction, including the Option Shares were approximately $92.4 million, net of underwriting discounts and estimated offering expenses. The offering closed on October 16, 2023.

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

In October 2020, we entered into an underwriting agreement relating to the issuance and sale of an aggregate of 3,717,948 shares of our common stock at $39.00 per share and pre-funded warrants to purchase 2,179,487 shares of our common stock. The offering closed in November 2020, and we received $215.9 million in net proceeds, after deducting underwriting discounts and commissions and offering expenses.

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

During the six months ended June 30, 2024, 2,526,833 of the Company’s pre-funded warrants were exercised. As of June 30, 2024, the Company had 17,008,164 pre-funded warrants outstanding.

During the six months ended June 30, 2024, 830,660 of the Company’s common warrants were exercised. As of June 30, 2024, the Company had 9,157,496 common warrants outstanding.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(98,981)	$(75,604)
Net cash provided by investing activities	84,006	74,742
Net cash provided by financing activities	6,492	5,765
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(8,483)	$4,903

Net Cash Used in Operating Activities

Net cash used in operating activities was $99.0 million for the six months ended June 30, 2024, and consisted of our net loss of $115.4 million and changes in our assets and liabilities of $2.0 million, partially offset by non-cash adjustments of $18.4 million. The non-cash adjustments are primarily from equity-based compensation.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $84.0 million for the six months ended June 30, 2024 compared to net cash provided by investing activities of $74.7 million for the six months ended June 30, 2023. Net cash provided by investing activities for both periods was primarily associated with transactions involving our marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $6.5 million for the six months ended June 30, 2024 compared to $5.8 million for the six months ended June 30, 2023. Net cash provided by financing activities for the six months ended June 30, 2024 was primarily attributable to proceeds from the exercise of warrants. Net cash provided by financing activities for the six months ended June 30, 2023 was primarily attributable to proceeds from the sale of common stock through our ATM.

Funding Requirements

We expect our expenses to be substantial as we continue the research and development of apitegromab in SMA. In addition, if we seek marketing approval for apitegromab, or any of our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect to continue to incur costs related to SRK-181 as we continue to treat patients who remain on the Phase 1 DRAGON clinical trial. We expect to incur costs to support our cardiometabolic program, including EMBRAZE, our Phase 2 proof-of-concept trial of apitegromab and our preclinical program, SRK-439. Additionally, we will support the development of our pipeline and any other preclinical programs. Furthermore, we expect to continue to incur costs associated with operating as a public company.

We expect that our existing cash, cash equivalents marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. However, we will require additional capital in order to complete clinical development and commercialization for each of our current programs. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

In accordance with Accounting Standards Update 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we are required to evaluate whether there are conditions and events, considered in the aggregate, which raise substantial doubt about our ability to continue as a going concern from the issuance date of our consolidated financial statements. We have incurred losses since our inception, and as of June 30, 2024 we had an accumulated deficit of $791.8 million. During the six months ended June 30, 2024, we recorded a net loss of $115.4 million. In addition, during the six months ended June 30, 2024 our cash, cash equivalents and marketable securities balance decreased by $89.4 million, resulting in a cash, cash equivalents and marketable securities balance of $190.5 million as of June 30, 2024. Based on current operating plans, we may not have sufficient cash, cash equivalents and marketable securities to fund our operating expenses and capital requirements beyond one year from the issuance of these consolidated financial statements without receiving additional external financing and, therefore, we have concluded that there is substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from our possible inability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

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

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial and accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Careful consideration should be given to the following risk factors, together with all other information set forth in this Quarterly Report, including our consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other documents that we file with the Securities and Exchange Commission (the “SEC”), in evaluating Scholar Rock Holding Corporation and our subsidiaries (collectively, the “Company”, “we”, or “our”) and our business, before investing in our common stock. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The market price of our common stock could decline if one or more of these risks or uncertainties were to occur, which may cause you to lose all or part of the money you paid to buy our common stock. The risk factors described below disclose both material and other risks, and are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this Quarterly Report.

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
●	Preclinical development is uncertain. Our preclinical programs, such as SRK-439, may experience delays or may never advance to clinical trials, which would adversely affect our ability to develop our product pipeline and receive regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

Risks Related to Our Business and Operations

●	Because we rely on a limited number of third-party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials, and, if approved, commercial materials, may become limited or interrupted or may not be of satisfactory quantity or quality.
●	Our reliance on third parties, such as manufacturers, may subject us to risks relating to manufacturing scale-up and may cause us to undertake substantial obligations, including financial obligations.
●	We will need to continue to grow our organization in certain areas, including our personnel, systems and relationships with third parties, in order to develop our drug candidates and we may experience difficulties in managing this growth.
●	Our executives and highly skilled technical and managerial personnel are critical to our business. If we have transition in management, lose key personnel, or if we fail to recruit additional highly skilled personnel, our ability to further develop apitegromab, SRK-181, SRK-439 and identify and develop new or next generation product candidates may be impaired.
●	Failure to comply with health care privacy and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operation results and business.

Risks Related to Intellectual Property

●	Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
●	Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Third-party claims of intellectual property infringement may prevent or delay our product discovery, development, and commercialization efforts.

Risks Related to Our Financial Condition and Capital Requirements

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
●	We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of apitegromab, SRK-181, SRK-439 and any future product candidates.
●	Based on current operating plans, we may not have sufficient cash, cash equivalents and marketable securities to fund our operating expenses and capital requirements beyond one year from the issuance of these consolidated financial statements, without receiving additional external financing and, therefore, we may not be able to continue as a going concern.

Risks Related to Our Common Stock

●	The price of our stock is volatile, and you could lose all or part of your investment.

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

Apitegromab and SRK-181 are our two clinical-stage product candidates. Patients in our Phase 3 SAPPHIRE clinical trial, and ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies, are receiving apitegromab in conjunction with an approved SMN therapy. These patients are reliant on the continued use and availability of such therapies. If access to an approved SMN therapy such as nusinersen or risdiplam becomes limited or is unavailable, we may be forced to pause or stop our SAPPHIRE or ONYX long-term extension trials, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for apitegromab in the trials or reduce the amount of data or confound the data from these trials. In May 2024, we initiated the Phase 2 EMBRAZE proof-of-concept trial of apitegromab in combination with approved GLP-1 RAs in obesity. This study will rely upon the continued availability of such GLP-1 RA. Access to approved GLP-1 RAs are limited for use in clinical trials and may continue to be limited for such use. If GLP-1 RAs become more limited or unavailable, we may be unable to enroll, or may be delayed in enrolling patients, or may be forced to stop our Phase 2 study. While we have obtained substantial supply of an approved GLP-1 RA for use in this Phase 2 study, we cannot assure you that we will be able to obtain adequate supply for future studies of our product candidate in obesity. Patients in Part B of our ongoing Phase 1 DRAGON clinical trial of SRK-181 in patients with locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibody therapies are receiving SRK-181 in conjunction with an approved anti-PD-(L)1 therapy such as pembrolizumab. If access to the approved anti-PD-(L)1 therapy becomes limited or is unavailable, we may be forced to pause or stop our Phase 1 DRAGON clinical trial, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for SRK-181 in the trial. Any delay or suspension of our clinical trials would significantly and delay our clinical development programs and harm our business, financial condition and results of operations.

The results or success of preclinical studies and early-stage clinical trials of our product candidates may not be predictive of future results or replicated in later preclinical studies or clinical trials of our product candidates in the same indications or other indications.

The results or success of preclinical studies and early-stage clinical trials of our product candidates may not be predictive of future results or replicated in later preclinical studies or later-stage clinical trials. Preclinical studies and early-stage clinical trials are primarily designed to study PK and PD, understand the side effects of product candidates, and evaluate various doses and dosing schedules. Our current or future product candidates may demonstrate different chemical, biological and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Product candidates in later-stages of clinical trials may fail to show desired pharmacological properties or produce positive safety and efficacy results despite having progressed through preclinical studies and early-stage clinical trials. We completed a Phase 1 clinical trial for apitegromab in healthy adult volunteers and we completed the treatment period of our Phase 2 TOPAZ clinical trial for the treatment of patients with Type 2 and Type 3 SMA. In 2024, we announced data from the Phase 2 TOPAZ trial extension period which showed patient outcomes at 48 months of treatment with apitegromab. These data show that continued treatment with apitegromab over the extended period was associated with sustained clinical benefit, a continued favorable safety profile with no new safety findings, and a retention rate of over 90% in patients with nonambulatory Types 2 and 3 SMA receiving SMN therapy. In January 2022, we initiated our Phase 3 SAPPHIRE clinical trial of apitegromab for the treatment of patients with Type 2 and Type 3 SMA and in September 2023, we announced completion of trial enrollment. We expect the top-line data readout for the SAPPHIRE trial in the fourth quarter of 2024. We also announced in October 2023 our plans to expand into cardiometabolic disorders based on preclinical data with SRK-439, and we initiated the Phase 2 EMBRAZE proof-of-concept trial of apitegromab in combination with a GLP-1 receptor agonist in obesity in May 2024 with data readout expected in the second quarter of 2025. We cannot assure you that the Phase 3 SAPPHIRE clinical trial or any other future clinical trials of apitegromab, such as our Phase 2 clinical trial in obesity, or of SRK-439 will show positive results. Additionally, product candidates evaluated in one disease indication may interact in unforeseen or harmful ways in a patient population with a different disease indication than was previously studied. For example, we are evaluating apitegromab in SMA, and have initiated a Phase 2 clinical trial of apitegromab in obesity. Apitegromab may interact in unforeseen or different ways in the obesity population than in the SMA patient population. There can be no assurance that any of our current or planned clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There can also be no assurance that any of our future clinical trials will show similar results to our earlier clinical trials or support further development or registration of any of our product candidates.

Interim, initial, or preliminary results from our clinical trials that we announce or publish from time to time may change (e.g. from positive safety or efficacy results to poor or negative safety or efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, initial, or preliminary data, including interim top-line results or initial or preliminary results from our clinical trials. Any interim, initial or preliminary data and other results from our clinical trials may materially change as more patient data become available. Preliminary, initial, interim or top-line results also remain subject to audit, validation and verification procedures that may result in the final data being materially different from the interim, initial or preliminary data we previously published. As a result, interim, initial or preliminary data may not be predictive of final results and should be viewed with caution until the final data are available. We may also arrive at different conclusions, or considerations may qualify such results, once we have received and fully evaluated additional data. For example, clinical data from our Phase 1 DRAGON trial in cancer immunotherapy, including preliminary safety, efficacy and biomarker data were presented in November 2023 at the SITC 38th Annual Meeting and in June 2024 at the ASCO 2024 annual meeting, and we will continue to present data from our Phase 1 DRAGON trial while the trial is ongoing. Tumor response data is based on assessments by site investigators. Central reads for the tumor responses are also being conducted, with a comprehensive review of the central reads to be performed once completed within and/or across the cohorts. Differences between preliminary, initial or interim data and final data could adversely affect our business.

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

The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, promotion and distribution of drug products, including biologics, are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities outside the U.S. We are not permitted to market any biological product in the U.S. until we receive a biologics license from the FDA. We have not previously submitted a Biologics License Application (“BLA”) to the FDA or similar marketing application to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. FDA approval of a new biologic or drug generally requires dispositive data from two (and in some cases, one) adequate and well-controlled pivotal Phase 3 clinical trials of the biologic or drug in the relevant patient population. The FDA, EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials or our analysis or interpretation of data from preclinical studies or clinical trials, the results of our clinical trials may not meet the level of statistical significance or amount of data required for approval, or we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks. A BLA must also include significant information regarding the chemistry, manufacturing, and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection as well as certain key clinical sites conducting our clinical trials. The FDA, EMA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies.

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

We have received Orphan Drug designation from the FDA for apitegromab for the treatment of SMA, and following the EMA’s Committee for Orphan Medicinal Products’ positive opinion, the EC designated apitegromab as an orphan medicinal product for the treatment of SMA. Even if we receive orphan drug exclusivity, the benefit of that exclusivity may be limited if we seek approval for an indication broader than the orphan-designated indication or could be revoked under certain circumstances, for example if the FDA later determines that the request for designation was materially defective or that we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we receive orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition during the exclusivity period because different drugs with different active moieties can be approved for the same condition, and the same product can be approved for different uses. Also, in the U.S., even after an orphan drug is approved and receives orphan drug exclusivity, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug, including because it has been shown to be clinically superior to the drug with exclusivity because it is safer, more effective or makes a major contribution to patient care. In the EU, a marketing authorization may be granted to a similar medicinal product to an authorized orphan product for the same orphan indication if:

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

We have received Rare Pediatric Disease designation for apitegromab for the treatment of SMA. Designation of a biologic as a product for a rare pediatric disease does not guarantee that a BLA for such biologic will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Under the Federal Food, Drug, and Cosmetic Act, we will need to request a rare pediatric disease priority review voucher in our original BLA for apitegromab. The FDA may determine that a BLA for apitegromab, if approved, does not meet the eligibility criteria for a rare pediatric disease priority review voucher, including for the following reasons:

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. In addition, the U.S. Supreme Court’s July 2024 decision to overturn established case law giving deference to regulatory agencies’ interpretations of ambiguous statutory language has introduced uncertainty regarding the extent to which the FDA’s regulations, policies and decisions may become subject to increasing legal challenges, delays, and/or changes. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may face enforcement action and our business may be harmed.

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

Our internal computer systems, or those used by our contract research organizations, or other contractors or consultants, may fail or suffer security breaches, incidents or compromises.

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

As a company that uses IT systems, our systems may be subject to cyber-attacks, incidents or compromises. Due to the nature of some of these attacks, there is a risk that they may remain undetected for a period of time. While we have invested in the protection of data and information technology, our efforts may not prevent service interruptions or security breaches (e.g., ransomware attacks). We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business, or reputational losses, including regulatory fines, that may result from an interruption or breach of our systems.

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information received in the course of patient recruitment for clinical trials. See the section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 entitled “Business – Government Regulation – Other Healthcare Laws.”

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

We, our CROs, and any potential collaborators may be subject to strict and changing federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security) and policies and contractual obligations related to data privacy and security. In the U.S., numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our CROs and collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

We have conducted our Phase 2 TOPAZ clinical trial of apitegromab in the European Economic Area (“EEA”), are conducting our Phase 3 SAPPHIRE clinical trial and ONYX, our long-term extension clinical trial of apitegromab, in the EEA and the UK, and may conduct future clinical trials in the EEA or the UK and therefore may be subject to additional privacy laws. The EU General Data Protection Regulation (the “EU GDPR”) imposes a broad range of strict requirements on companies subject to the EU GDPR, including requirements relating to having legal bases for processing personal information relating to identifiable individuals and transferring such information outside the EEA or the UK, including to the U.S., providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, where required reporting security breaches involving personal data to the competent national data protection authority and affected individuals, where required, appointing data protection officers, where required conducting data protection impact assessments, and record-keeping. The EU GDPR imposes penalties in the event of non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR.

The EU GDPR ceased to apply in the UK after the UK’s exit from the EU on January 31, 2020, but the UK incorporated the EU GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (“ the UK GDPR”). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but currently still aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the UK is recognized as providing adequate protection under the EU GDPR (“UK Adequacy Decision”) and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Likewise, personal data transfers from the UK to the EEA remain free flowing. The UK Government has introduced a Data Protection and Digital Information Bill (“UK Bill”) into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the EC. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

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

In addition, many states in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Further, in some cases where we process sensitive and personal information of individuals from numerous states, we may find it necessary to comply with the most stringent state laws applicable to any of the information. For example, California’s California Consumer Privacy Act (“CCPA”), creates comprehensive individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. While there are currently exceptions for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA, as amended by the California Privacy Rights Act, and other enacted or proposed comprehensive state consumer privacy legislation may impact our business activities. We continue to monitor the impact that the state consumer privacy and protection laws, like the CCPA, may have on our business activities. See the section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 entitled “Business – Government Regulation – European General Data Protection Regulation and “Business – Government Regulation – Other Healthcare and Privacy Laws.”

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

Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) — the world’s first comprehensive AI law — is anticipated to enter into force in Summer 2024 and, with some exceptions, become effective 24 months thereafter. This legislation imposes tiered obligations on providers and deployers of artificial intelligence systems which are put onto the EU market, or where the output is intended for use in the EU market, depending on the risk classification of the AI system, and encourages providers and deployers of artificial intelligence systems to account for EU fundamental rights in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, and if the AI systems are considered high risk, we would be required to implement substantive risk and quality management systems and post-market monitoring systems and adhere to specific and burdensome and costly ethical, accountability, and administrative requirements. Other jurisdictions, including the United States and UK, are also taking steps to regulate AI systems. The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain our service offerings to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible, safe and ethical manner and to minimize any real or perceived unintended harmful impacts.

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

We are a biopharmaceutical company formed in 2012 and our operations to date have been focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. We have not yet demonstrated the ability to progress any of our product candidates through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the six months ended June 30, 2024 and 2023, we reported a net loss of $115.4 million and $77.3 million, respectively. We have incurred losses since our inception, and as of June 30, 2024, we had an accumulated deficit of $791.8 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, apitegromab, SRK-181, SRK-439, and any future product candidates.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, including clinical trials for apitegromab and SRK-181 and preclinical studies and clinical trials for SRK-439 and any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of June 30, 2024, we had approximately $190.5 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2024, will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2025. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Additionally, any program setbacks or delays due to changes in federal or state laws or clinical site or clinical vendor policies as a result of the impacts of current macroeconomic and geopolitical events, increasing rates of inflation and rising interest rates could impact our programs and increase our expenditures. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

Based on current operating plans, we may not have sufficient cash, cash equivalents and marketable securities to fund our operating expenses and capital requirements beyond one year from the issuance of these consolidated financial statements, without receiving additional external financing and, therefore, we may not be able to continue as a going concern.

Since inception, we have incurred significant net losses and may continue to incur net losses in the future. As of June 30, 2024, we had an accumulated deficit of $791.8 million. During the six months ended June 30, 2024, we recorded a net loss of $115.4 million. In addition, during the six months ended June 30, 2024 we used $99.0 million in operating activities resulting in a cash, cash equivalents and marketable securities balance of $190.5 million as of June 30, 2024. Based on current operating plans, we may not have sufficient cash, cash equivalents and marketable securities to fund our operating expenses and capital requirements beyond one year from the issuance of these consolidated financial statements without receiving additional external financing. Adequate additional financing may not be available to us on acceptable terms, or at all.

If we are unable to raise additional funds through equity or debt financings when needed, we may be required to grant rights to develop and market our product candidates that we would otherwise prefer to develop and market ourselves or agree to terms less favorable than what we would otherwise prefer. We may also be required to delay, limit, reduce or terminate our product development or future commercialization.

If we do not obtain additional capital from external sources, we will not have sufficient working capital to fund our planned operations beyond one year of the issuance of these consolidated financial statements and may not be able to continue as a going concern.

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

As of June 30, 2024, the fair value of our cash equivalents and investments in our marketable debt securities portfolio was approximately $186.1 million and consisted primarily of investments in money market funds and U.S. treasury obligations and government agency securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

At June 30, 2024, we had $0.1 million in net unrealized losses in our marketable securities available-for-sale portfolio, and unrealized losses in our securities portfolio may increase in the future due to the aforementioned economic factors. While our goal is to hold each security until maturity, that may not be possible in light of our policy to preserve capital and liquidity and because investment in securities with unrealized losses has a diminished utility as a source of liquidity prior to maturity. Selling securities with an unrealized loss would result in the realization of such losses, which could have an adverse effect on our financial condition and results of operations.

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

As of June 30, 2024, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 14% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are and expect to continue to be a “smaller reporting company” as defined in the Exchange Act, and have elected and expect to continue to elect to take advantage of certain of the scaled disclosures available to smaller reporting companies, including reduced disclosure obligations regarding executive compensation.

While we are no longer an “emerging growth company”, we are and expect to continue to be a “smaller reporting company” as defined in the Exchange Act, and have elected and expect to continue to elect to take advantage of certain of the scaled disclosures available to smaller reporting companies, including reduced disclosure obligations regarding executive compensation. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company also mean our auditors are not required to audit our internal control over financial reporting for so long as we report less than $100 million in annual revenues for the most recent fiscal year and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock price may be more volatile. We will remain a smaller reporting company until our public float exceeds $250 million or our annual revenues exceed $100 million with a public float greater than $700 million.

We expect to continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. These rules and regulations have significantly increased our legal and financial compliance costs and we anticipate that these activities will become more time-consuming and costly over time now that we no longer qualify as an emerging growth company.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

●	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
●	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;

●	a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, or by a majority of the total number of authorized directors;
●	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
●	a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;
●	a requirement of approval of not less than two thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our amended and restated certificate of incorporation; and
●	the authority of the board of directors to issue convertible preferred stock on terms determined by the board of directors without stockholder approval and which convertible preferred stock may include rights superior to the rights of the holders of common stock.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our bylaws, any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. In addition, our amended and restated bylaws contain a provision by virtue of which, unless we consent in writing to the selection of an alternative forum, the U.S. District Court for the District of Massachusetts will be the exclusive forum for any complaint asserting a cause of action arising under the Securities Act.

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

As of June 30, 2024, approximately 9,157,496 shares of our common stock were reserved for issuance upon exercise or conversion of outstanding warrants. Additionally, 12,152,215 shares of our common stock were reserved for issuance upon exercise of outstanding stock options and vested restricted stock units. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price. As of June 30, 2024, we also have 17,008,164 shares of our common stock reserved for issuance upon exercise of pre-funded warrants, which are already included in our calculation of our weighted average common shares outstanding.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

The sales of a substantial number of the shares and/or the exercise and sale of a substantial number of the pre-funded warrants in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the sale of substantial amounts of our common stock could adversely impact the price of our common stock. The sale, or the availability for sale, of a large number of shares of our common stock in the public market could cause the price of our common stock to decline. As of June 30, 2024, 10,681,528 of the 27,689,692 pre-funded warrants have been exercised.

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

From January 1, 2024 through June 30, 2024, we did not sell any shares of common stock through the Jefferies sales agreement.

Item 2. Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Trading Plans

During the three months ended June 30, 2024, certain of our officers adopted contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Jing Marantz, Chief Medical Officer	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (April 19, 2024)	August 11, 2025	120,000	Sale of the Company's common stock pursuant to the terms of the plan

Other than as disclosed above, no other officer or director adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the three months ended June 30, 2024.

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.2	May 8, 2018
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.1.1	May 14, 2018
3.3	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38501	3.1	June 28, 2024
3.4	Amended and Restated By-laws of the Registrant	S-1/A	333-224493	3.4	May 8, 2018
10.1*	First Amendment to Lease Agreement, dated May 13, 2024, by and between Scholar Rock, Inc. and BMR-Rogers Street LLC
10.2*†	Fourth Amendment to Loan and Security Agreement, dated May 17, 2024, by and among the Registrant, Scholar Rock, Inc., Oxford Finance LLC and Silicon Valley Bank
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*       Filed herewith

**     Furnished herewith

†       Portions of this exhibit (indicated by asterisks) were omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLAR ROCK HOLDING CORPORATION

Date: August 8, 2024	By:	/s/ Jay T. Backstrom
Jay T. Backstrom President and Chief Executive Officer (Principal Executive Officer)
Date: August 8, 2024	By:	/s/ Edward H. Myles
Edward H. Myles Chief Operating Officer & Chief Financial Officer (Principal Financial and Accounting Officer)