Form 10-Q
period 2024-09-30
Scholar Rock Holding Corp
filed 2024-11-12
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2024

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

The number of outstanding shares of the Registrant’s Common Stock as of November 7, 2024 was 93,614,951.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”), including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the success, cost and timing of clinical trials for apitegromab (such as our Phase 2 EMBRAZE clinical trial) and SRK-181, including the progress, completion, timing of results, and actual results of our clinical trials;
●	the timing, scope, or likelihood of our ability to obtain and maintain regulatory approval from the U.S. Food and Drug Administration (“FDA”), the European Commission (“EC”) and other regulatory authorities for apitegromab following completion of our Phase 3 SAPPHIRE clinical trial, and any related restrictions, limitations or warnings in the label of any approval for apitegromab;
●	our success in identifying and executing a development program for our preclinical product candidates, including SRK-439, and identifying additional product candidates from our preclinical programs and research pipeline;
●	our success in identifying and executing development programs for additional indications for apitegromab and SRK-181;
●	the clinical utility of our product candidates and their potential advantages over other therapeutic options;
●	our ability to obtain, generally or on terms acceptable to us, funding for our operations, including funding necessary to complete further development and, upon successful development, if approved, commercialization of apitegromab, SRK-181, SRK-439 or any of our future product candidates;
●	our ability to retain our executives and highly skilled technical and managerial personnel, which could be affected due to any transition in management, or if we fail to recruit additional highly skilled personnel;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection and our ability to operate our business without infringing on the intellectual property rights of others;
●	our ability, through third party manufacturers, to successfully manufacture our product candidates for clinical trials and for commercial use, if approved;
●	our ability to successfully build a commercial infrastructure to launch and market apitegromab, or otherwise provide access to apitegromab, if and when it is approved or receives pricing or reimbursement approval;
●	our ability to establish or maintain collaborations or strategic relationships;
●	our expectations relating to the potential of our proprietary platform technology;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in combination with others;

●	the impact of new laws and regulations or amendments to existing laws and regulations in the United States and foreign countries;
●	risks associated with the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, economic sanctions and economic slowdowns or recessions or public health pandemics;
●	developments and projections relating to our competitors and our industry;
●	our estimates and expectations regarding cash, cash reserves, and expense levels, future revenues, capital requirements and needs for additional financing, including our expected use of proceeds from our public offerings, and liquidity sources;
●	our expectations regarding the period during which we qualify as a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act; and
●	other risks and uncertainties, including those listed under the caption Part II, Item 1A “Risk Factors”.

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

SCHOLAR ROCK HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$76,391	$101,855
Marketable securities	62,674	178,083
Prepaid expenses and other current assets	13,862	8,256
Total current assets	152,927	288,194
Property and equipment, net	3,156	4,600
Operating lease right-of-use asset	16,834	11,417
Restricted cash	2,407	2,407
Other long-term assets	3,809	4,417
Total assets	$179,133	$311,035
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,071	$3,465
Accrued expenses	29,260	20,449
Operating lease liability	6,041	7,408
Short-term debt	—	1,334
Other current liabilities	—	85
Total current liabilities	39,372	32,741
Long-term portion of operating lease liability	10,466	4,392
Long-term debt	50,099	48,684
Total liabilities	99,937	85,817
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 80,081,535 and 75,979,495 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	80	76
Additional paid-in capital	935,249	901,471
Accumulated other comprehensive income	128	92
Accumulated deficit	(856,261)	(676,421)
Total stockholders’ equity	79,196	225,218
Total liabilities and stockholders’ equity	$179,133	$311,035

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$48,719	$30,337	$134,185	$86,939
General and administrative	16,061	13,335	48,512	36,324
Total operating expenses	64,780	43,672	182,697	123,263
Loss from operations	(64,780)	(43,672)	(182,697)	(123,263)
Other income (expense), net	301	1,313	2,857	3,600
Net loss	$(64,479)	$(42,359)	$(179,840)	$(119,663)
Net loss per share, basic and diluted	$(0.66)	$(0.53)	$(1.86)	$(1.49)
Weighted average common shares outstanding, basic and diluted	97,050,637	80,606,438	96,587,149	80,115,143

Comprehensive loss:
Net loss	$(64,479)	$(42,359)	$(179,840)	$(119,663)
Other comprehensive income:
Unrealized gain on marketable securities	182	40	36	861
Total other comprehensive income	182	40	36	861
Comprehensive loss	$(64,297)	$(42,319)	$(179,804)	$(118,802)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	75,979,495	$76	$901,471	$92	$(676,421)	$225,218
Unrealized loss on marketable securities	—	—	—	(142)	—	(142)
Exercise of stock options	47,293	—	280	—	—	280
Issuance of common shares upon RSU vesting	360,373	—	—	—	—	—
Exercise of pre-funded and common warrants	3,357,493	4	6,102	—	—	6,106
Equity-based compensation expense	—	—	8,164	—	—	8,164
Net loss	—	—	—	—	(56,853)	(56,853)
Balance at March 31, 2024	79,744,654	$80	$916,017	$(50)	$(733,274)	$182,773
Unrealized loss on marketable securities	—	—	—	(4)	—	(4)
Exercise of stock options	6,617	—	47	—	—	47
Issuance of common shares upon RSU vesting	240,797	—	—	—	—	—
Equity-based compensation expense	—	—	9,312	—	—	9,312
Net loss	—	—	—	—	(58,508)	(58,508)
Balance at June 30, 2024	79,992,068	$80	$925,376	$(54)	$(791,782)	$133,620
Unrealized gain on marketable securities	—	—	—	182	—	182
Exercise of stock options	41,078	—	223	—	—	223
Issuance of common shares upon RSU vesting	48,389	—	—	—	—	—
Equity-based compensation expense	—	—	9,650	—	—	9,650
Net loss	—	—	—	—	(64,479)	(64,479)
Balance at September 30, 2024	80,081,535	$80	$935,249	$128	$(856,261)	$79,196

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

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(179,840)	$(119,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,542	2,172
Amortization of debt discount and debt issuance costs	206	215
Equity-based compensation	27,126	20,191
Amortization/accretion of investment securities	(3,945)	(4,417)
Non-cash operating lease expense	4,034	5,546
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(5,734)	2,817
Other assets	608	387
Accounts payable	606	(2,026)
Accrued expenses	8,821	(6,924)
Operating lease liabilities	(4,744)	(6,117)
Other liabilities	(116)	(58)
Net cash used in operating activities	(151,436)	(107,877)
Cash flows from investing activities:
Purchases of property and equipment	(76)	(71)
Proceeds from sale of property and equipment	—	13
Purchases of marketable securities	(82,710)	(186,673)
Maturities of marketable securities	202,100	253,000
Net cash provided by investing activities	119,314	66,269
Cash flows from financing activities:
Proceeds from sale of common shares, net of issuance costs	—	5,223
Proceeds from pre-funded and common warrant exercises	6,106	—
Debt modification payment	(125)	—
Proceeds from stock option exercises	677	819
Other	—	3
Net cash provided by financing activities	6,658	6,045
Net decrease in cash, cash equivalents and restricted cash	(25,464)	(35,563)
Cash, cash equivalents and restricted cash, beginning of period	104,262	105,773
Cash, cash equivalents and restricted cash, end of period	$78,798	$70,210
Supplemental disclosure for non-cash items:
Property and equipment purchases in accounts payable & accrued expenses	$22	$—
Operating lease liability adjustment from rent modification	$9,451	$—
Supplemental cash flow information:
Cash paid for interest	$5,003	$4,743

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

The Company’s first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-targeted therapy for the treatment of spinal muscular atrophy (“SMA”). The Company is conducting SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with nonambulatory Type 2 and Type 3 SMA. The Company completed enrollment of SAPPHIRE in 2023. In October 2024, the Company announced positive top-line results that showed the study achieved its primary endpoint. Additionally, in 2024, the Company announced data from the Phase 2 TOPAZ trial extension period which showed patient outcomes at 48 months of treatment with apitegromab. The FDA granted Fast Track designation, Rare Pediatric Disease designation and Orphan Drug designation to apitegromab for the treatment of SMA in May 2021, August 2020 and March 2018, respectively. The European Medicines Agency (“EMA”) granted Priority Medicine (“PRIME”) designation in March 2021 and the EC granted Orphan Medicinal Product designation in December 2018 to apitegromab for the treatment of SMA.

In October 2023, the Company announced an expansion into cardiometabolic disorders by advancing its anti-myostatin program with SRK-439, a novel, fully human anti-myostatin monoclonal antibody, for evaluation in cardiometabolic disorders, including obesity, towards a potential investigational new drug (“IND”) submission in 2025. To inform the development of SRK-439, in May 2024 the Company initiated the Phase 2 EMBRAZE proof-of-concept trial, designed to assess the safety and efficacy of apitegromab to preserve muscle mass in individuals living with obesity and on background therapy of a GLP-1 receptor agonist (“GLP-1 RA”). In September 2024, the Company announced that it had completed enrollment in the Phase 2 EMRAZE proof-of-concept trial. Top-line results from this trial are expected in the second quarter of 2025.

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

Since its inception, the Company’s operations have focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect, as well as establishing the Company’s intellectual property portfolio and performing research and development activities. The Company has primarily financed its operations through various equity financings, including in October 2024 (Note 12), as well as research and development collaboration agreements and the Company’s debt facility (Note 10).

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

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company’s product candidates. The Company has incurred recurring losses since its inception, including net losses of $179.8 million and $119.7 million for the nine months ended September 30, 2024 and 2023, respectively. In addition, the Company had an accumulated deficit of $856.3 million as of September 30, 2024. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates.

The Company believes that its existing cash, cash equivalents, and marketable securities at September 30, 2024 together with the approximately $324.4 million in net proceeds from the follow-on offering completed in October 2024 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date these financial statements are issued.

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

Cash, Cash Equivalents and Restricted Cash

The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statement of cash flows (in thousands):

	As of September 30,
	2024	2023
Cash and cash equivalents	$76,391	$67,598
Restricted cash	2,407	2,612
	$78,798	$70,210

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and judgments that may affect the reported amounts of assets and liabilities and related disclosures of contingent assets and liabilities at the date of the financial statements and the related reporting of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023 (in thousands):

	Fair Value Measurements at September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$70,960	$70,960	$—	$—
U.S. treasury obligations, included in cash and cash equivalents	—	—	—	—
Marketable securities:
U.S. treasury obligations and government agency securities	62,674	62,674	—	—
Total assets	$133,634	$133,634	$—	$—

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$61,764	$61,764	$—	$—
U.S. treasury obligations, included in cash and cash equivalents	30,765	30,765	—	—
Marketable securities:
U.S. treasury obligations and government agency securities	178,083	178,083	—	—
Total assets	$270,612	$270,612	$—	$—

Cash, cash equivalents and marketable securities are Level 1 assets and include investments in money market funds and U.S. treasury obligations and government agency securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 as of September 30, 2024 and December 31, 2023. There were no transfers of assets between fair value measurement levels during the nine months ended September 30, 2024 or 2023.

The carrying amounts reflected in the balance sheets for prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at September 30, 2024 and December 31, 2023, due to their short-term nature.

The Company believes the terms of its debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company's debt approximates its fair value based on Level 3 of the fair value hierarchy.

4. Marketable Securities

The following table summarizes the Company’s investments as of September 30, 2024 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. treasury obligations and government agency securities	$62,546	$128	$—	$62,674
Total available-for-sale securities	$62,546	$128	$—	$62,674

The following table summarizes the Company’s investments as of December 31, 2023 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. treasury obligations and government agency securities	$177,991	$93	$(1)	$178,083
Total available-for-sale securities	$177,991	$93	$(1)	$178,083

The aggregate fair value of marketable securities with unrealized losses was $0 and $11.9 million at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 and December 31, 2023, no investments and three investments, respectively, were in an unrealized loss position. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may not occur until maturity.

The Company believes that U.S. treasury obligations and government agency securities are subject to minimal credit risk. As a result, the Company did not record any charges for credit-related impairments for its available-for-sale securities for the nine months ended September 30, 2024.

5. Prepaid Expenses and other Assets

As of September 30, 2024 and December 31, 2023, prepaid expenses and other assets consist of the following (in thousands):

	As of
	September 30,	December 31,
	2024	2023
Prepaid external research and development expenses	$8,876	$4,059
Prepaid other	2,706	2,281
Receivables	1,120	1,076
Prepaid insurance	739	635
Prepaid professional and consulting expense	421	205
	$13,862	$8,256

As of September 30, 2024 and December 31, 2023, other long-term assets consist of the following (in thousands):

	As of
	September 30,	December 31,
	2024	2023
Prepaid external research and development expenses	$3,397	$4,074
Prepaid other	394	312
Prepaid insurance	18	31
	$3,809	$4,417

6. Accrued Expenses

As of September 30, 2024 and December 31, 2023, accrued expenses consist of the following (in thousands):

	As of
	September 30,	December 31,
	2024	2023
Accrued external research and development expense	$15,040	$6,825
Accrued payroll and related expenses	9,969	10,591
Accrued professional and consulting expense	3,420	2,267
Accrued other	831	766
	$29,260	$20,449

7. Common Stock

In June 2024, the stockholders approved an amendment to our amended and restated certificate of incorporation to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000.

The Company has had a sales agreement in place during various time periods with Jefferies LLC with respect to an at-the-market (“ATM”) offering program. Under this program, the Company is able to offer and sell, from time to time at its sole discretion, shares of its common stock through Jefferies as its sales agent. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. The current ATM agreement, established in November 2022, allows for the sale of shares of common stock having an aggregate offering price of up to $100 million. As of September 30, 2024, the Company has sold 619,290 shares, generating net proceeds of $5.2 million, under the ATM program. No sales were made under the ATM program during the nine months ended September 30, 2024.

The Company has issued pre-funded warrants, as well as warrants as part of its financing activities. Both the pre-funded warrants and warrants meet the conditions for equity classification and are recorded as a component of stockholders’ equity within additional paid-in capital. In June 2022 and November 2020, the Company issued 25,510,205 and 2,179,487 pre-funded warrants, respectively. During the nine months ended September 30, 2024, 2,526,833 of the Company’s pre-funded warrants were exercised. As of September 30, 2024, the Company has 17,008,164 pre-funded warrants outstanding. In June 2022, the Company also issued 10,459,181 warrants with an exercise price of $7.35. During the nine months ended September 30, 2024, 830,660 of the Company’s warrants were exercised. As of September 30, 2024, the Company has 9,157,496 warrants outstanding. In October 2024, the Company issued pre-funded warrants to purchase up to 353,983 shares of common stock (see Note 12).

8. Equity-Based Compensation

The Company recorded equity-based compensation expense related to all equity-based awards, which was allocated as follows in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development expense	$4,398	$2,858	$11,980	$8,341
General and administrative expense	5,252	4,345	15,146	11,850
	$9,650	$7,203	$27,126	$20,191

The following table summarizes the Company’s unrecognized equity-based compensation expense as of September 30, 2024:

	As of September 30, 2024
	Unrecognized Expense (in thousands)	Weighted Average Remaining Period of Recognition (years)
Restricted Stock Units	$35,001	2.8
Stock Options	40,456	2.6
	$75,457

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the current year:

		Weighted
		Average Grant
	Number of Units	Date Fair Value
Restricted stock units as of December 31, 2023	2,089,552	$11.92
Granted	2,126,820	$13.52
Vested	(649,559)	$12.38
Forfeited	(179,956)	$12.42
Restricted stock units as of September 30, 2024	3,386,857	$12.82

The total fair value of restricted stock units vested during the nine months ended September 30, 2024 was $8.6 million.

Stock Options

The following table summarizes the Company’s stock option activity for the current year:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	7,300,953	$15.00	7.90	$52,299
Granted	2,835,756	$13.52
Exercised	(94,988)	$5.79
Cancelled	(371,557)	$19.94
Outstanding as of September 30, 2024	9,670,164	$14.47	7.80	$2,967
Options exercisable as of September 30, 2024	4,831,989	$16.50	6.72	$2,310

Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the nine months ended September 30, 2024 was $10.38.

The following weighted average assumptions were used in determining the fair value of options granted in the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023
Risk-free interest rate	4.09%	3.87%
Expected dividend yield	0.0%	0.0%
Expected term (years to liquidity)	6.00	6.12
Expected volatility	91.15%	90.54%

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

Other information related to the Lease is as follows (in thousands, except lease term and discount rate):

	For Three Months Ended	For Nine Months Ended
	September 30,	September 30,
	2024	2024
Lease Cost:
Operating lease cost	$1,714	$5,290
Variable lease cost	363	1,086
Total lease cost	$2,077	$6,376

For Nine Months Ended
September 30,
2024
Other information:
Operating cash flows used for operating leases	$6,000
Weighted average remaining lease term	2.9
Weighted average incremental borrowing rate	13.1%

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2024 and 2023.

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

On May 17, 2024, the Company entered into the Fourth Amendment to the Loan and Security Agreement (“Loan Amendment No. 4”). The Company currently has $50.0 million outstanding under the Loan and Security Agreement, which was drawn down in two equal tranches. The third $25.0 million tranche is available at the Company’s discretion through December 2024, upon achievement of certain clinical and business milestones, which were amended under Loan Amendment No. 4. The fourth $25.0 million tranche may be available through June 1, 2025 (or through December 1, 2025 upon achievement of certain business milestones) upon the Company’s request, at Oxford and SVB’s discretion. Amendment No. 4 also extends the interest-only payment period for an additional six months through May 2025, with principal payments to commence in June 2025. Additionally, upon achievement of certain business performance milestones, which were achieved in October 2024, the interest-only payment period was extended through November 2025, with principal payments to commence in December 2025.

11. Net Loss per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding, excluding restricted common stock. The weighted average number of common shares used in the basic and diluted net loss per share calculation includes the pre-funded warrants issued in connection with the Company’s November 2020 and June 2022 follow-on offerings as the pre-funded warrants are exercisable at any time for nominal cash consideration. As of September 30, 2024, 10,681,528 pre-funded warrants have been exercised and 17,008,164 pre-funded warrants remain outstanding. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	Nine Months Ended September 30,
	2024	2023
Restricted stock units	3,386,857	2,081,607
Stock options	9,670,164	7,422,412
Warrants	9,157,496	10,459,181
	22,214,517	19,963,200

12. Subsequent Events

On October 8, 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC, Jefferies LLC and Piper Sandler & Co., as representatives of the several underwriters named therein (the “Underwriters”), relating to the issuance and sale of an aggregate of 10,265,488 shares of the Company’s common stock at $28.25 per share and pre-funded warrants to purchase 353,983 shares of its common stock. The offering price per pre-funded warrant was $28.2499, which equals the per share public offering price for the common shares less the $0.0001 exercise price for each such pre-funded warrant. The pre-funded warrants are exercisable at any time and only expire when exercised in full. The offering closed on October 10, 2024. Pursuant to the Underwriting Agreement, the Company also granted the Underwriters a 30-day option to purchase up to 1,592,920 additional shares (the “Option Shares”) of common stock, which was exercised in full on October 16, 2024. Total proceeds of the transaction, including the Option Shares were approximately $324.4 million, net of underwriting discounts and estimated offering expenses.

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

Based on this proprietary and scalable technology platform, we are building a growing portfolio of novel product candidates with the aim of transforming the lives of patients suffering from a wide range of serious diseases, including neuromuscular disorders, cardiometabolic disorders, cancer, fibrosis and iron-restricted anemia. We have discovered and progressed the development of:

●	Apitegromab, an investigational, fully human monoclonal antibody that inhibits myostatin activation by selectively binding the pro- and latent forms of myostatin in skeletal muscle and is being developed for the treatment of SMA. We also believe apitegromab could have potential in the treatment of other neuromuscular disorders where the inhibition of myostatin may be beneficial.
●	SRK-439, a novel, preclinical, investigational myostatin inhibitor that has high in vitro affinity for pro- and latent myostatin and maintains myostatin specificity and is being developed for the treatment of cardiometabolic disorders.
●	SRK-181, an investigational inhibitor of the activation of latent TGFβ1, that is being developed for the treatment of cancers that are resistant to anti-PD-(L)1 antibody therapies.
●	Potent and selective inhibitors of the activation of TGFβ for the treatment of fibrotic diseases. We are advancing multiple antibody profiles toward product candidate selection including antibodies that selectively inhibit the activation of latent TGFβ1 in the context of fibrotic extracellular matrix and that avoid perturbing TGFβ1 presented by cells of the immune system.

●	Additional discovery and early preclinical programs related to the selective modulation of growth factor signaling including bone morphogenic protein 6 and other growth factors.

Our first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-targeted therapy for the treatment of SMA. We are conducting SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with nonambulatory Type 2 and Type 3 SMA (which is estimated to represent the majority of the current prevalent SMA patient population in the U.S. and Europe). We completed enrollment of SAPPHIRE in 2023. In October 2024, the Company announced positive top-line results that showed the study achieved its primary endpoint (see Recent Developments). We are planning to submit a U.S. Biologics License Application to the FDA and a European Union marketing authorization application to the EMA in Q1 2025. If apitegromab is approved, we expect to initiate a commercial product launch in 2025 in the United States, with a commercial launch of apitegromab in Europe to follow.

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

In October 2023, we announced an expansion of our therapeutic focus into cardiometabolic disorders by advancing our anti-myostatin program with SRK-439, a novel, fully human anti-myostatin monoclonal antibody, for evaluation in cardiometabolic disorders, including obesity. We are developing SRK-439 towards a potential IND submission in 2025. In 2024, we have presented preclinical data at scientific conferences which support the potential of SRK-439 to increase lean mass and contribute to a favorable body composition in conjunction with a GLP-1 RA treatment. To inform the development of SRK-439, in May 2024 we initiated the Phase 2 EMBRAZE proof-of-concept trial, designed to assess the safety and efficacy of apitegromab to preserve muscle mass in individuals living with obesity and on background therapy of a GLP-1 RA. In September 2024, we announced that we completed enrollment in the Phase 2 EMRAZE proof-of-concept trial. Top-line results from this trial are expected in the second quarter of 2025.

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

Our second product candidate, SRK-181, a highly selective inhibitor of the activation of latent TGFβ, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies (referred to together as anti-PD-(L)1 antibody therapies). SRK-181 is being evaluated in our Phase 1 DRAGON proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibody therapies. We completed enrollment of the DRAGON trial in December 2023 and continue to treat patients who remain on study. This two-part clinical trial consists of a dose escalation portion (Part A) and a dose expansion portion evaluating SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy (Part B). Part B commenced in 2021 and includes the following active cohorts: urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, clear cell renal cell carcinoma (“ccRCC”), and head and neck squamous cell carcinoma. Safety, efficacy and biomarker data were presented in June 2024 at the ASCO annual meeting and in November 2024 at the Society for Immunotherapy of Cancer (“SITC”) 39th Annual Meeting. The data showed encouraging responses in heavily pretreated and anti-PD-(L)1 resistant patients across multiple tumor types. We believe that the DRAGON trial achieved its study objectives by showing objective, durable clinical responses in patients with ccRCC resistant to PD-1 therapy above what is expected from continuing PD-1 alone. We anticipate that emerging data from the DRAGON trial will be presented at medical meetings in the future.

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

Since inception, we have incurred significant operating losses. Our net losses were $179.8 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $856.3 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future in performing our ongoing activities, as we:

●	develop our commercialization capabilities to support product sales, marketing and distribution activities;
●	continue development activities for apitegromab, including the conduct and completion of our Phase 3 SAPPHIRE pivotal clinical trial in SMA, the conduct of ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies and the clinical trial drug supply;
●	continue research and development activities for SRK-181, including the conduct of our Phase 1 DRAGON proof-of-concept clinical trial;
●	continue research and development activities for our cardiometabolic program, including EMBRAZE, our Phase 2 proof-of-concept trial with apitegromab and advancing SRK-439 towards a potential IND submission in 2025;
●	continue to discover, validate and develop additional product candidates through the use of our proprietary platform;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional research, development, commercial and other business personnel; and
●	continue to build the infrastructure to support our operations as a public company.

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

Recent Developments

Phase 3 SAPPHIRE Trial Top-line Data

On October 7, 2024, we announced positive top-line data from our Phase 3 SAPPHIRE clinical trial evaluating the efficacy and safety of apitegromab, an investigational muscle-targeted therapy, in patients with SMA.

SAPPHIRE was a randomized, double-blind, placebo-controlled, Phase 3 clinical trial that evaluated the safety and efficacy of apitegromab in nonambulatory patients with Types 2 and 3 SMA who are receiving current standard of care, either nusinersen or risdiplam. SAPPHIRE enrolled 156 patients ages 2–12 years old in the main efficacy population. These patients were randomized 1:1:1 to receive either apitegromab 10 mg/kg, apitegromab 20 mg/kg, or placebo by intravenous infusion every 4 weeks. An exploratory population that enrolled 32 patients ages 13–21 years old was also evaluated. These patients were randomized 2:1 to receive either apitegromab 20 mg/kg or placebo.

The study achieved its primary endpoint, demonstrating a statistically significant and clinically meaningful improvement for apitegromab compared to placebo in motor function as measured by the gold standard Hammersmith Functional Motor Scale Expanded (“HFMSE”) in SMA patients on chronic dosing of standard of care therapies (either nusinersen or risdiplam). Based upon the similar pharmacological profile of the 20 mg/kg and 10 mg/kg doses of apitegromab, the statistical analysis plan was prespecified to analyze both the combined dose (10 mg/kg and 20 mg/kg) and the 20 mg/kg dose, each compared to placebo. Statistical significance was achieved per the prespecified statistical analysis plan (Hochberg multiplicity adjustment) where the p-value (≤0.025) is more rigorous if only one prespecified analysis crosses the statistical significance boundary of ≤ 0.05.

●	In the main efficacy population (ages 2–12), the mean difference in change from baseline in HFMSE was 1.8 points (p =0.0192) for all patients receiving apitegromab 10 mg/kg and 20 mg/kg (n=106) compared to placebo (n=50). Patients receiving 20 mg/kg of apitegromab (n=53) showed a 1.4 point mean difference compared to placebo (p=0.1149).
●	The prespecified analysis of the 10 mg/kg dose showed that patients receiving 10 mg/kg of apitegromab (n=53) showed an improvement of 2.2 points (nominal p=0.0121) compared to placebo.
●	Based upon PK/PD data from the SAPPHIRE trial, similar levels of target engagement were observed for the 10 mg/kg and 20 mg/kg dose groups.

Motor function outcomes were meaningful and consistent across the main efficacy population and in the ages 13–21 exploratory population, and favored apitegromab (n=22) compared to placebo (n=10).

The table below summarizes the changes from baseline in HFMSE total score at month 12 across the various dose and age groups studied in SAPPHIRE.

Change from Baseline in HFMSE Total Score at Month 12*

Abbreviations: CI, Confidence Interval; HFMSE, Hammersmith Functional Motor Scale Expanded; LS, Least Squares;

*n values at 12-month endpoint

30.4% of patients receiving apitegromab in the main efficacy population (ages 2-12) had ≥3 point improvement in HFMSE versus 12.5% of patients on placebo, as shown below.

Proportion of Patients With ≥3 Point Improvement in HFMSE

35%
30%
25%
20%
15%
10%
5%
0%
Proportion of Patients
30.4%
12.5%
Apitegromab
Combined Dose + SOC
Placebo + SOC

n/N	31/102	6/48

Proportion of patients achieving ≥3 Point Improvement in HFMSE was higher for apitegromab vs. placebo in combined dose (odds ratio 3.0, p=0.0256)

SOC = standard of care

Patients receiving apitegromab in the main efficacy population (ages 2–12) demonstrated early motor function improvement compared to placebo from the first measured time point at 8 weeks, and clinical benefit expanded at 52 weeks as measured by HFMSE, as shown below.

HFMSE Improvement vs. Placebo in SAPPHIRE

Abbreviations: CI=Confidence Interval; HFMSE=Hammersmith Functional Motor Scale Expanded; LS=Least Squares; SOC=standard of care.

Treatment with apitegromab was well-tolerated across all age groups. There were no clinically relevant differences in the adverse event profile by dose, 10 mg/kg versus 20 mg/kg. No new safety findings were observed in the SAPPHIRE clinical trial; the profile was consistent with that observed in the Phase 2 TOPAZ clinical trial, including an extension study which had over four years of treatment as of the cut-off date. Serious adverse events (“SAEs”) were consistent with the underlying disease and the current standard of care received by patients; no SAEs were assessed as related to apitegromab. There were no study drug discontinuations due to adverse events. The most common adverse events were pyrexia, nasopharyngitis and cough, observed in 29.2%, 24.5% and 24.5% of patients in the main efficacy population (10 mg/kg and 20 mg/kg combined), respectively. The table below summarizes the adverse events observed in the trial.

Summary of Adverse Events in SAPPHIRE

We are also continuing our long-term extension study, ONYX, for patients from both the TOPAZ and SAPPHIRE studies, who are receiving apitegromab in conjunction with current standard of care. Following trial completion, 98% of SAPPHIRE patients (185/188) enrolled in the ONYX open-label expansion study.

The FDA has granted Fast Track, Orphan Drug and Rare Pediatric Disease designations, and the EMA has granted PRIME designation and the EC has granted Orphan Medicinal Product designation to apitegromab for the treatment of SMA. We continue to evaluate the clinical, pharmacokinetic, and other data from SAPPHIRE to inform dose selection discussions with the FDA and EMA. We plan to submit a Biologics License Application to the FDA and a marketing authorization application to the EMA in the first quarter of 2025 and to request priority review and accelerated assessment, respectively. Assuming marketing approval is obtained, we plan to commercially launch apitegromab in the U.S. in the fourth quarter of 2025 with a commercial launch of apitegromab in Europe to follow.

Follow-on Offering

On October 8, 2024, we entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC, Jefferies LLC and Piper Sandler & Co., as representatives of the several underwriters named therein (the “Underwriters”), relating to the issuance and sale of an aggregate of 10,265,488 shares of our common stock at $28.25 per share and pre-funded warrants to purchase 353,983 shares of our common stock. The offering price per pre-funded warrant was $28.2499, which equals the per share public offering price for the common shares less the $0.0001 exercise price for each such pre-funded warrant. The pre-funded warrants are exercisable at any time and only expire when exercised in full. The offering closed on October 10, 2024. Pursuant to the Underwriting Agreement, we also granted the Underwriters a 30-day option to purchase up to 1,592,920 additional shares (the “Option Shares”) of common stock, which was exercised in full on October 16, 2024. Total proceeds of the transaction, including the Option Shares were approximately $324.4 million, net of underwriting discounts and estimated offering expenses.

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

General and Administrative

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and equity-based compensation expenses for personnel in executive, finance, business development, investor relations, legal, information technology, human resources and commercial functions. Other significant general and administrative expenses include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting, consulting services, and corporate expenses. We expect general and administrative expense to increase as we continue to invest in building the infrastructure to support the commercialization of apitegromab.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our cash, cash equivalents and marketable securities, partially offset by interest expense incurred on our debt facility, including amortization of debt discount and debt issuance costs.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$48,719	$30,337	$18,382	60.6%
General and administrative	16,061	13,335	2,726	20.4%
Total operating expenses	64,780	43,672	21,108	48.3%
Loss from operations	(64,780)	(43,672)	(21,108)	48.3%
Other income (expense), net	301	1,313	(1,012)	(77.1)%
Net loss	$(64,479)	$(42,359)	$(22,120)	52.2%

Operating Expenses

Research and Development

Research and development expense was $48.7 million and $30.3 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $18.4 million or 60.6%. The following table summarizes our research and development expense for the three months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2024	2023	$	%
External costs by program
Apitegromab	$22,523	$10,002	$12,521	125.2%
SRK-181	2,064	3,239	(1,175)	(36.3)%
Other early programs and unallocated costs	3,376	1,427	1,949	136.6%
Total external costs	27,963	14,668	13,295	90.6%
Internal costs:
Employee compensation and benefits	16,552	11,389	5,163	45.3%
Facility and other	4,204	4,280	(76)	(1.8)%
Total internal costs	20,756	15,669	5,087	32.5%
Total research and development expense	$48,719	$30,337	$18,382	60.6%

The increase in research and development expense was primarily attributable to the following:

●	An increase in our external research and development costs of $13.3 million, which primarily consisted of:
o	$12.5 million increase in costs associated with apitegromab primarily due to clinical trial costs, particularly the conduct of ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies and EMBRAZE, our Phase 2 proof-of-concept study, as well as an increase in drug supply manufacturing, including to support lifecycle management initiatives;
o	$1.2 million decrease in costs associated with SRK-181; and
o	$1.9 million increase in other early development candidates, including pre-clinical costs and manufacturing development for SRK-439 and unallocated costs.

●	$5.1 million increase in internal research and development costs, which was primarily driven by an increase in employee compensation and benefits, including salaries, bonus, and non-cash equity-based compensation expense related to increased headcount, as well as an increase in temporary support expense.

Total research and development expenses are expected to continue to be substantial, driven by employee compensation costs and development costs associated with our clinical stage programs as we continue development activities for apitegromab in SMA, including the conduct and completion of our Phase 3 SAPPHIRE pivotal clinical trial in SMA, the conduct of ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies and the associated drug supply, as well as costs associated with supporting our cardiometabolic program, including EMBRAZE, our Phase 2 proof-of-concept trial of apitegromab and our preclinical program, SRK-439. Additionally, we will continue to invest in our pipeline. We expect costs of our SRK-181 program to continue to decrease, as we completed enrollment of the Phase 1 DRAGON clinical trial in December 2023.

General and Administrative

General and administrative expense was $16.1 million and $13.3 million for the three months ended September 30, 2024 and 2023, respectively, an increase of $2.7 million or 20.4%. The increase was primarily associated with employee-related costs including salaries, benefits and non-cash equity-based compensation expense related to increased headcount, in addition to an increase in consulting and professional services. We expect general and administrative expense to increase as we continue to invest in building the infrastructure to support the commercialization of apitegromab.

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to a decrease in interest income earned due to lower balances in our cash, cash equivalents and marketable securities.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$134,185	$86,939	$47,246	54.3%
General and administrative	48,512	36,324	12,188	33.6%
Total operating expenses	182,697	123,263	59,434	48.2%
Loss from operations	(182,697)	(123,263)	(59,434)	48.2%
Other income (expense), net	2,857	3,600	(743)	(20.6)%
Net loss	$(179,840)	$(119,663)	$(60,177)	50.3%

Operating Expenses

Research and Development

Research and development expense was $134.2 million and $86.9 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $47.2 million or 54.3%. The following table summarizes our research and development expense for the nine months ended September 30, 2024 and 2023 (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2024	2023	$	%
External costs by program:
Apitegromab	$57,852	$28,204	$29,648	105.1%
SRK-181	8,069	10,905	(2,836)	(26.0)%
Other early programs and unallocated costs	8,319	3,492	4,827	138.2%
Total external costs	74,240	42,601	31,639	74.3%
Internal costs:
Employee compensation and benefits	46,977	32,023	14,954	46.7%
Facility and other	12,968	12,315	653	5.3%
Total internal costs	59,945	44,338	15,607	35.2%
Total research and development expense	$134,185	$86,939	$47,246	54.3%

The increase in research and development expense was primarily attributable to the following:

●	An increase in our external research and development costs of $31.6 million, which primarily consisted of:
o	$29.6 million increase in costs associated with apitegromab primarily due to clinical trial costs, particularly the conduct of ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies and EMBRAZE, our Phase 2 proof-of-concept study (including purchases of GLP-1 drug), as well as an increase in drug supply manufacturing, including to support lifecycle management initiatives;
o	$2.8 million decrease in costs associated with SRK-181 mostly due to purchases of pembrolizumab in 2023 which were used in the Phase 1 DRAGON clinical trial; and
o	$4.8 million increase in other early development candidates, including pre-clinical costs and manufacturing development for SRK-439 and unallocated costs.

●	$15.6 million increase in internal research and development costs, which was primarily driven by an increase in employee compensation and benefits, including salaries, bonus, payroll taxes and non-cash equity-based compensation expense related to increased headcount, as well as an increase in temporary support expense.

Total research and development expenses are expected to continue to be substantial, driven by employee compensation costs and development costs associated with our clinical stage programs as we continue development activities for apitegromab in SMA, including the conduct and completion of our Phase 3 SAPPHIRE pivotal clinical trial in SMA, the conduct of ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies and the associated drug supply, as well as costs associated with supporting our cardiometabolic program, including EMBRAZE, our Phase 2 proof-of-concept trial of apitegromab and our preclinical program, SRK-439. Additionally, we will continue to invest in our pipeline. We expect costs of our SRK-181 program to continue to decrease, as we completed enrollment of the Phase 1 DRAGON clinical trial in December 2023.

General and Administrative

General and administrative expense was $48.5 million and $36.3 million for the nine months ended September 30, 2024 and 2023, respectively, an increase of $12.2 million or 33.6%. The increase was primarily associated with employee-related costs including salaries, benefits and non-cash equity-based compensation expense related to increased headcount, in addition to an increase in consulting and professional services. We expect general and administrative expense to increase as we continue to invest in building the infrastructure to support the commercialization of apitegromab.

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to a decrease in interest income earned due to lower average balances in our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any product revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of our convertible preferred stock and units in private placements before our initial public offering (“IPO”), and issuance of our common stock through our IPO in 2018, to Gilead in an exempt private placement, through multiple secondary public offerings, including our recent follow-on offering in October 2024 (see Note 12) and through ATM sales, as well as payments from our research collaborations and the Loan and Security Agreement entered into in October 2020 and subsequently amended (see Note 10).

The following table provides information regarding our total cash, cash equivalents and marketable securities at September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Cash and cash equivalents	$76,391	$101,855
Marketable securities	62,674	178,083
Total cash, cash equivalents and marketable securities	$139,065	$279,938

During the nine months ended September 30, 2024, our cash, cash equivalents and marketable securities balance decreased by $140.9 million. The change was primarily due to cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our product candidates and supported our internal research and development efforts and made interest payments on our debt, partially offset by proceeds from the exercises of warrants and stock options.

Our current ATM program, established in November 2022, allows for the sale of shares of our common stock having an aggregate offering price of up to $100 million. As of September 30, 2024, the Company has sold 619,290 shares, generating net proceeds of $5.2 million, under the ATM program. No sales were made under the ATM program during the nine months ended September 30, 2024. In October 2021, we sold 500,000 shares of our common stock through a sale in our prior ATM program (in place between March 2021 and June 2022) and received $13.1 million in net proceeds, after deducting commissions and fees.

In October 2024, we entered into an underwriting agreement with J.P. Morgan Securities LLC, Jefferies LLC and Piper Sandler & Co., as representatives of the several underwriters named therein, relating to the issuance and sale of an aggregate of 11,858,408 shares of our common stock and pre-funded warrants to purchase 353,983 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase an additional 1,592,920 shares. The offering price per share was $28.25 and the offering price per pre-funded warrant was $28.2499, which equals the per share public offering price for the common shares less the $0.0001 exercise price for each such pre-funded warrant. The offering resulted in estimated proceeds of approximately $324.4 million, net of underwriting discounts and estimated offering expenses (see Note 12).

In October 2023, we entered into an underwriting agreement with J.P. Morgan Securities LLC and Piper Sandler & Co., as representatives of the several underwriters named therein, relating to the issuance and sale of an aggregate of 14,270,074 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase an additional 1,861,314 shares. The offering price per share was $6.85. The offering resulted in proceeds of approximately $92.4 million, net of underwriting discounts and offering expenses.

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

During the nine months ended September 30, 2024, 2,526,833 of the Company’s pre-funded warrants were exercised. As of September 30, 2024, the Company had 17,008,164 pre-funded warrants outstanding.

During the nine months ended September 30, 2024, 830,660 of the Company’s common warrants were exercised. As of September 30, 2024, the Company had 9,157,496 common warrants outstanding.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(151,436)	$(107,877)
Net cash provided by investing activities	119,314	66,269
Net cash provided by financing activities	6,658	6,045
Net decrease in cash, cash equivalents and restricted cash	$(25,464)	$(35,563)

Net Cash Used in Operating Activities

Net cash used in operating activities was $151.4 million for the nine months ended September 30, 2024, and consisted of our net loss of $179.8 million and changes in our assets and liabilities of $0.6 million, partially offset by non-cash adjustments of $29.0 million. The non-cash adjustments are primarily from equity-based compensation.

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

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $119.3 million for the nine months ended September 30, 2024 compared to net cash provided by investing activities of $66.3 million for the nine months ended September 30, 2023. Net cash provided by investing activities for both periods was primarily associated with transactions involving our marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $6.7 million for the nine months ended September 30, 2024 compared to $6.0 million for the nine months ended September 30, 2023. Net cash provided by financing activities for the nine months ended September 30, 2024 was primarily attributable to proceeds from the exercise of warrants. Net cash provided by financing activities for the nine months ended September 30, 2023 was primarily attributable to proceeds from the sale of common stock through our ATM.

Funding Requirements

We expect our expenses to be substantial as we continue the research and development of apitegromab in SMA. In addition, we will seek marketing approval for apitegromab, and if we seek marketing approval for any of our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect to continue to incur costs related to SRK-181 as we continue to treat patients who remain on the Phase 1 DRAGON clinical trial. We expect to incur costs to support our cardiometabolic program, including EMBRAZE, our Phase 2 proof-of-concept trial of apitegromab and our preclinical program, SRK-439. Additionally, we will support the development of our pipeline and any other preclinical programs. Furthermore, we expect to continue to incur costs associated with operating as a public company.

We expect that our existing cash, cash equivalents, marketable securities, cash available to us, together with the approximately $324.4 million in net proceeds from the follow-on offering completed in October 2024 will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2026. However, we will require additional capital in order to complete clinical development and commercialization for each of our current programs. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

●	the costs and timing of developing our product candidates and future product candidates, including costs associated with apitegromab in our Phase 3 SAPPHIRE clinical trial in SMA and ONYX, our long-term extension study in SMA for patients from both the TOPAZ and SAPPHIRE studies, our Phase 2 proof-of-concept trial for apitegromab in our cardiometabolic program, our Phase 1 DRAGON clinical trial for SRK-181, and the costs and timing of conducting future preclinical studies and clinical trials for SRK-439 or any other product candidates;
●	the costs of future manufacturing of apitegromab, SRK-181, SRK-439 and any other future product candidates;
●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
●	the costs of identifying and developing, or in-licensing or acquiring, additional product candidates and technologies;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaborations on favorable terms, if at all;

●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements, license agreements, or other agreements we might have at such time;
●	the costs of seeking marketing approvals for our product candidates that successfully complete clinical trials, including apitegromab in SMA;
●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and research and development activities;
●	the costs of supporting our infrastructure and facilities, including equipment and physical infrastructure to support our research and development;
●	the costs of operating as a public company; and
●	the impact of adverse global economic conditions on our business, which may exacerbate the magnitude of the factors discussed above.

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

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial and accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The results or success of preclinical studies and early-stage clinical trials of our product candidates may not be predictive of future results or replicated in later preclinical studies or later-stage clinical trials. Preclinical studies and early-stage clinical trials are primarily designed to study PK and PD, understand the side effects of product candidates, and evaluate various doses and dosing schedules. Our current or future product candidates may demonstrate different chemical, biological and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Product candidates in later-stages of clinical trials may fail to show desired pharmacological properties or produce positive safety and efficacy results despite having progressed through preclinical studies and early-stage clinical trials. We completed a Phase 1 clinical trial for apitegromab in healthy adult volunteers and we completed the treatment period of our Phase 2 TOPAZ clinical trial for the treatment of patients with Type 2 and Type 3 SMA. In 2024, we announced data from the Phase 2 TOPAZ trial extension period which showed patient outcomes at 48 months of treatment with apitegromab. These data show that continued treatment with apitegromab over the extended period was associated with sustained clinical benefit, a continued favorable safety profile with no new safety findings, and a retention rate of over 90% in patients with nonambulatory Types 2 and 3 SMA receiving SMN therapy. In January 2022, we initiated our Phase 3 SAPPHIRE clinical trial of apitegromab for the treatment of patients with Type 2 and Type 3 SMA and in September 2023, we announced completion of trial enrollment. In October 2024, we announced positive top-line data from our Phase 3 SAPPHIRE clinical trial evaluating the efficacy and safety of apitegromab. We also announced in October 2023 our plans to expand into cardiometabolic disorders based on preclinical data with SRK-439, and we initiated the Phase 2 EMBRAZE proof-of-concept trial of apitegromab in combination with a GLP-1 receptor agonist in obesity in May 2024 with top-line results expected in the second quarter of 2025. We cannot assure you that any future clinical trials of apitegromab, such as our Phase 2 clinical trial in obesity, or of SRK-439 will show positive results. Additionally, product candidates evaluated in one disease indication may interact in unforeseen or harmful ways in a patient population with a different disease indication than was previously studied. For example, we are evaluating apitegromab in SMA, and have initiated a Phase 2 clinical trial of apitegromab in obesity. Apitegromab may interact in unforeseen or different ways in the obesity population than in the SMA patient population. There can be no assurance that any of our current or planned clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There can also be no assurance that any of our future clinical trials will show similar results to our earlier clinical trials or support further development or registration of any of our product candidates.

Interim, initial, or preliminary results from our clinical trials that we announce or publish from time to time may change (e.g. from positive safety or efficacy results to poor or negative safety or efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, initial, or preliminary data, including interim top-line results or initial or preliminary results from our clinical trials. Any interim, initial or preliminary data and other results from our clinical trials may materially change as more patient data become available. Preliminary, initial, interim or top-line results also remain subject to audit, validation and verification procedures that may result in the final data being materially different from the interim, initial or preliminary data we previously published. As a result, interim, initial or preliminary data may not be predictive of final results and should be viewed with caution until the final data are available. We may also arrive at different conclusions, or considerations may qualify such results, once we have received and fully evaluated additional data. For example, clinical data from our Phase 1 DRAGON trial in cancer immunotherapy, including preliminary safety, efficacy and biomarker data were presented in June 2024 at the ASCO 2024 annual meeting and in November 2024 at the SITC 39th Annual Meeting, and we will continue to present data from our Phase 1 DRAGON trial while the trial is ongoing. Tumor response data is based on assessments by site investigators. Central reads for the tumor responses are also being conducted, with a comprehensive review of the central reads to be performed once completed within and/or across the cohorts. Differences between preliminary, initial or interim data and final data could adversely affect our business.

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

The authority for the FDA to award rare pediatric disease priority review vouchers for biologics after September 30, 2024 is currently limited to biologics that receive Rare Pediatric Disease designation on or prior to December 30, 2024, and the FDA may only award rare pediatric disease priority review vouchers through September 30, 2026. If the BLA for apitegromab is not approved on or prior to September 30, 2026 for any reason, it will not be eligible for a priority review voucher. However, it is possible the authority for the FDA to award rare pediatric disease priority review vouchers will be further extended by Congress.

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

We may seek priority review or accelerated assessment for certain of our product candidates at the time of submitting a marketing application to the FDA or EMA. Even if received, priority review designation may not result in a shorter timeline to approval, and such designation may be rescinded if a product no longer meets the qualifying criteria. An application for accelerated assessment may not be accepted by the EMA and, even if it is, there is no guarantee that a product will be granted a marketing authorization.

As appropriate, we may seek priority review at the time of submitting a marketing application for certain of our product candidates. The FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting adverse reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s Prescription Drug User Fee Act (“PDUFA”) goal date for taking action on a marketing application from ten months to six months from FDA’s acceptance of the application for review. However, priority review does not guarantee a faster review or approval process or assure ultimate approval by the FDA. In addition, priority review designation may be rescinded if the FDA determines that a product no longer meets the qualifying criteria.

In addition, as appropriate, we may seek accelerated assessment of a marketing authorization application by the EMA for certain of our product candidates. The EMA may accept an application for accelerated assessment if the applicant can show that its product is of major interest for public health, particularly from the perspective of therapeutic innovation. Accelerated assessment reduces the timeframe for the EMA to review a marketing authorization application from 210 days (excluding “clock stops”, when applicants are required to provide additional information in response to questions from the EMA) to 150 days (excluding clock stops). There is no single definition of what constitutes major public health interest and the EMA may not accept an application for accelerated assessment. Even if an application for accelerated assessment is accepted, the evaluation of the marketing authorization application is subject to the same evidence requirements as evaluation under a standard timetable and there is no guarantee that a product will be granted a marketing authorization.

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

We have conducted our Phase 2 TOPAZ clinical trial of apitegromab in the European Economic Area (“EEA”), are conducting our Phase 3 SAPPHIRE clinical trial and ONYX, our long-term extension clinical trial of apitegromab, in the EEA and the UK, and may conduct future clinical trials in the EEA or the UK and therefore may be subject to additional privacy laws. The EU General Data Protection Regulation (the “EU GDPR”) imposes a broad range of strict requirements on companies subject to the EU GDPR, including requirements relating to having legal bases and conditions for processing personal information relating to identifiable individuals and transferring such information outside the EEA or the UK, including to the U.S., providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, where required reporting security breaches involving personal data to the competent national data protection authority and affected individuals, where required, appointing data protection officers, where required conducting data protection impact assessments, and record-keeping. The EU GDPR imposes penalties in the event of non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR.

The EU GDPR ceased to apply in the UK after the UK’s exit from the EU on January 31, 2020, but the UK incorporated the EU GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (“ the UK GDPR”). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but currently still aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the UK is recognized as providing adequate protection under the EU GDPR (“UK Adequacy Decision”) and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Likewise, personal data transfers from the UK to the EEA remain free flowing. The UK

Government has introduced a Data Protection and Digital Information Bill (“UK Bill”) which failed in the UK legislative process but may be reintroduced at some point in the future. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

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

In July 2023, the EC adopted its adequacy decision for the EU-U.S. Data Privacy Framework (“Framework”). On the basis of the new adequacy decision, personal data can flow safely from the EU to U.S. companies participating in the Framework, without having to put in place additional data protection safeguards. There has been an extension to the Framework to cover UK transfers to the United States. The long term validity of the Framework remains uncertain as the Framework could be challenged like its predecessor frameworks. This complexity and the additional contractual burden increases our overall risk exposure. There may be further divergence in the future, including with regard to administrative burdens.

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

Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents, or interpretation thereof, could change in unpredictable ways that would weaken our ability to obtain new patents, to maintain, or to enforce our existing patents and patents that we might obtain in the future. For example, in the case Amgen Inc. v. Sanofi, the Federal Circuit held that a well characterized antigen is insufficient to satisfy the written description requirement of certain claims directed to a genus of antibodies that are solely defined by function. While the validity of a subset of patents at issue was subsequently upheld by a district court jury, uncertainty remains as to the legal question pertaining to the written description requirement under 35 USC §112 as it relates to functional antibodies. In the case of Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. We cannot predict how these decisions or any future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. Similarly, any adverse changes in the patent laws of other jurisdictions could have a material adverse effect on our business and financial condition. For example, Russia issued a decree in March of 2022, stating that patent owners who reside in a country “unfriendly” to Russia are not entitled to compensation in the event of patent infringement.

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

Additionally, the Unitary Patent/Unified Patent Court system in Europe became fully operational in June 2023.

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

If we or one of our licensing partners initiate legal proceedings against a third-party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third-party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include inter parties review, ex parte re-examination, post-grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, EP3368069, EP2981822 and EP3365368 are currently subject to opposition proceedings. Such proceedings are expensive and could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

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

As another example, in Europe, a new unitary patent system became effective in June 2023, which may significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unified Patent Court (“UPC”). As the UPC is a new court system, there is little precedent for the court, increasing the uncertainty of any litigation. Subject to current transitional provisions, European patents have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC are potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

We are a biopharmaceutical company formed in 2012 and our operations to date have been focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. We have not yet demonstrated the ability to progress any of our product candidates through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the nine months ended September 30, 2024 and 2023, we reported a net loss of $179.8 million and $119.7 million, respectively. We have incurred losses since our inception, and as of September 30, 2024, we had an accumulated deficit of $856.3 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, apitegromab, SRK-181, SRK-439, and any future product candidates.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, including clinical trials for apitegromab and SRK-181 and preclinical studies and clinical trials for SRK-439 and any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of September 30, 2024, we had approximately $139.1 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities as of September 30, 2024, cash available to us, together with the net proceeds from the follow-on offering completed in October 2024, will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2026. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Additionally, any program setbacks or delays due to changes in federal or state laws or clinical site or clinical vendor policies as a result of the impacts of current macroeconomic and geopolitical events, increasing rates of inflation and rising interest rates could impact our programs and increase our expenditures. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

As of September 30, 2024, the fair value of our cash equivalents and investments in our marketable debt securities portfolio was approximately $133.6 million and consisted primarily of investments in money market funds and U.S. treasury obligations and government agency securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

At September 30, 2024, we had $0 in net unrealized losses in our marketable securities available-for-sale portfolio, and unrealized losses in our securities portfolio may increase in the future due to the aforementioned economic factors. While our goal is to hold each security until maturity, that may not be possible in light of our policy to preserve capital and liquidity and because investment in securities with unrealized losses has a diminished utility as a source of liquidity prior to maturity. Selling securities with an unrealized loss would result in the realization of such losses, which could have an adverse effect on our financial condition and results of operations.

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

As of September 30, 2024, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 12% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

As of September 30, 2024, approximately 9,157,496 shares of our common stock were reserved for issuance upon exercise or conversion of outstanding warrants. Additionally, 13,057,021 shares of our common stock were reserved for issuance upon exercise of outstanding stock options and vested restricted stock units. The exercise or conversion of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price. As of September 30, 2024, we also have 17,008,164 shares of our common stock , which does not include the pre-funded warrants to purchase up to 353,983 shares of common stock issued in October 2024, reserved for issuance upon exercise of pre-funded warrants, which are already included in our calculation of our weighted average common shares outstanding.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

The sales of a substantial number of the shares and/or the exercise and sale of a substantial number of the pre-funded warrants in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the sale of substantial amounts of our common stock could adversely impact the price of our common stock. The sale, or the availability for sale, of a large number of shares of our common stock in the public market could cause the price of our common stock to decline. As of September 30, 2024, 10,681,528 of the 27,689,692 pre-funded warrants, which does not include the pre-funded warrants to purchase up to 353,983 shares of common stock issued in October 2024, have been exercised.

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

From January 1, 2024 through September 30, 2024, we did not sell any shares of common stock through the Jefferies sales agreement.

Item 2. Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Trading Plans

During the three months ended September 30, 2024, none of our directors or officers adopted contracts, instructions or written plans for the purchase or sale of our securities.

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

SCHOLAR ROCK HOLDING CORPORATION

Date: November 12, 2024	By:	/s/ Jay T. Backstrom
Jay T. Backstrom President and Chief Executive Officer (Principal Executive Officer)
Date: November 12, 2024	By:	/s/ Edward H. Myles
Edward H. Myles Chief Operating Officer & Chief Financial Officer (Principal Financial and Accounting Officer)