Form 10-K
period 2024-12-31
Scholar Rock Holding Corp
filed 2025-02-27
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

As of June 30, 2024, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $394.7 million based on the closing price of the registrant’s common stock on June 30, 2024. The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

As of February 24, 2025, there were 94,676,763 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”), including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the success, cost and timing of clinical trials for apitegromab (such as our Phase 2 EMBRAZE clinical trial) and SRK-181, including the progress, completion, timing of results, and actual results of our clinical trials;
●	the timing, scope, or likelihood of our ability to obtain and maintain regulatory approval from the U.S. Food and Drug Administration (“FDA”), the European Commission (“EC”) and other regulatory authorities for apitegromab, and any related restrictions, limitations or warnings in the label of any approval for apitegromab;
●	our success in identifying and executing a development program for our preclinical product candidates, including SRK-439, SRK-373, SRK-256 and identifying additional product candidates from our preclinical programs and research pipeline;
●	our success in identifying and executing development programs for additional indications for apitegromab and SRK-181;
●	the clinical utility of our product candidates and their potential advantages over other therapeutic options;
●	the fact that topline or interim data from our clinical studies may not be predictive of the final or more detailed results of such study or the results of other ongoing or future studies;
●	the potential benefit of orphan drug exclusivity, Orphan Drug Designation, Fast Track Designation and Rare Pediatric Disease Designation for apitegromab, SRK-181 and any other of our product candidates that may receive one or more of these designations;
●	our ability to obtain, generally or on terms acceptable to us, funding for our operations, including funding necessary to complete further development and, upon successful development, if approved, commercialization of apitegromab, SRK-181, SRK-439, SRK-373, SRK-256 or any of our future product candidates;
●	our ability to retain our executives and highly skilled technical and managerial personnel, which could be affected due to any transition in management, or if we fail to recruit additional highly skilled personnel;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection and our ability to operate our business without infringing on the intellectual property rights of others;
●	our ability, through third party manufacturers, to successfully manufacture our product candidates for clinical trials and for commercial use, if approved;
●	our ability to successfully build a commercial infrastructure to launch and market apitegromab, or otherwise provide access to apitegromab, if and when it is approved or receives pricing or reimbursement approval;
●	the rate and degree of market acceptance of our product candidates, if approved;

●	our ability to establish or maintain collaborations or strategic relationships;
●	our expectations relating to the potential of our proprietary platform technology;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in combination with others;
●	the impact of new laws and regulations or amendments to existing laws and regulations in the United States and foreign countries;
●	risks associated with the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, economic sanctions and economic slowdowns or recessions or public health pandemics;
●	developments and projections relating to our competitors and our industry;
●	our estimates and expectations regarding cash, cash reserves, and expense levels, future revenues, capital requirements and needs for additional financing, including our expected use of proceeds from our public offerings, and liquidity sources;
●	our expectations regarding the period during which we qualify as a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act; and
●	other risks and uncertainties, including those listed under the caption Part II, Item 1A “Risk Factors”.

The risks set forth above are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our most recent Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for future periods and Current Reports on Form 8-K as we file them with the United States Securities and Exchange Commission (the “SEC”), and to other materials we may furnish to the public from time to time through Current Reports on Form 8-K or otherwise, for a discussion of risks and uncertainties that may cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements. We expressly disclaim any responsibility to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.

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

Based on this proprietary and scalable technology platform, we are building a growing portfolio of novel product candidates with the aim of transforming the lives of patients suffering from a wide range of serious diseases, including neuromuscular disorders, cardiometabolic disorders, cancer, fibrosis and iron-restricted anemia. We have discovered and progressed the development of:

●	Apitegromab, an investigational, fully human monoclonal antibody that inhibits myostatin activation by selectively binding the pro- and latent forms of myostatin in skeletal muscle and is being developed for the treatment of spinal muscular atrophy (“SMA”). We also believe apitegromab could have potential in the treatment of other neuromuscular disorders where the inhibition of myostatin may be beneficial.
●	SRK-439, a novel, preclinical, investigational myostatin inhibitor that has high in vitro affinity for pro- and latent myostatin and maintains myostatin specificity and is being developed for the treatment of cardiometabolic disorders.
●	SRK-181, an investigational inhibitor of the activation of latent transforming growth factor beta-1 (“TGFβ1”), that is being developed for the treatment of cancers that are resistant to anti-PD-(L)1 antibody therapies.
●	SRK-373, a novel, preclinical, investigational TGFβ inhibitor that selectively inhibits the activation of latent TGFβ1 isoform in the context of fibrotic extracellular matrix and that avoids perturbing TGFβ1 presented by cells of the immune system and is being developed for the treatment of fibrotic diseases.
●	SRK-256, a novel, preclinical, investigational inhibitor that selectively inhibits RGMc or hemojuvelin, the co-receptor of bone morphogenic protein 6 (“BMP6”) and hence inhibits BMP6 signaling. BMP6 signaling is critical for iron homeostasis and SRK-256 has wide potential applicability in states of iron-restricted anemias.
●	Additional discovery and early preclinical programs related to the selective modulation of growth factor signaling.

Our first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-targeted therapy for the treatment of SMA. We completed SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with nonambulatory Type 2 and Type 3 SMA (which is estimated to represent the majority of the current prevalent SMA patient population in the U.S. and Europe) and announced positive top-line results in October 2024. The study achieved its primary endpoint (see “Phase 3 SAPPHIRE Pivotal Trial” below). We submitted a U.S. Biologics License Application (“BLA”) to the FDA in January 2025 and are planning to submit a European Union marketing authorization application to the European Medicines Agency (“EMA”) in the first quarter of 2025. If apitegromab is approved, we expect to initiate a commercial product launch in the fourth quarter of 2025 in the United States, with a commercial launch of apitegromab in Europe to follow.

Apitegromab was evaluated in our Phase 2 TOPAZ proof-of-concept clinical trial for the treatment of patients with Type 2 and Type 3 SMA. Positive 12-month top-line results were initially announced in April 2021. We have subsequently presented data from the TOPAZ trial over 24-months (2022), 36-months (2023) and 48-months (2024). At 48-months over 90% of TOPAZ patients with nonambulatory Type 2 and 3 SMA receiving a survival motor neuron (“SMN”) therapy remained on apitegromab treatment and showed sustained clinical benefit, a continued favorable safety profile with no new safety findings (see “Phase 2 TOPAZ Proof-of-Concept Trial” below). Additionally, we are conducting a long-term extension study, ONYX, for patients from both the TOPAZ and SAPPHIRE studies, who were receiving apitegromab in conjunction with an approved SMN therapy. The FDA granted Fast Track designation, Rare Pediatric Disease designation and Orphan Drug designation to apitegromab for the treatment of SMA in May 2021, August 2020 and March 2018, respectively. The EMA granted Priority Medicines (“PRIME”) designation in March 2021 and the EC granted orphan medicinal product designation in December 2018 to apitegromab for the treatment of SMA.

In October 2023, we announced an expansion of our therapeutic focus into cardiometabolic disorders by advancing our anti-myostatin program with SRK-439, a novel, fully human anti-myostatin monoclonal antibody, for evaluation in cardiometabolic disorders, including obesity. We are developing SRK-439 towards a potential investigational new drug application (“IND”) submission in the third quarter of 2025. In 2024, we presented preclinical data at scientific conferences which support the potential of SRK-439 to increase lean mass and contribute to a favorable body composition in conjunction with a GLP-1 receptor agonist (“GLP-1 RA”) treatment. To inform the development of SRK-439, in May 2024 we initiated the Phase 2 EMBRAZE proof-of-concept trial, designed to assess the safety and efficacy of apitegromab to preserve muscle mass in individuals living with obesity and on background therapy of a GLP-1 RA. In September 2024, we announced that we completed enrollment in the Phase 2 EMRAZE proof-of-concept trial. Top-line results from this trial are expected in the second quarter of 2025.

We believe that apitegromab has the potential to be the first muscle-targeted therapy that is aimed at improving motor function in patients with SMA who are receiving an SMN therapy. We have identified multiple other diseases for which the selective inhibition of the activation of myostatin may offer therapeutic benefit, including additional patient populations in SMA (such as patients with SMA under 2 years of age) and indications for other neuromuscular disorders beyond SMA.

Our second product candidate, SRK-181, a highly selective inhibitor of the activation of latent TGFβ1, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor therapies (“CPI therapies”), such as anti-PD-1 or anti-PD-L1 antibody therapies (referred to together as anti-PD-(L)1 antibody therapies). SRK-181 is being evaluated in our Phase 1 DRAGON proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibody therapies. We completed enrollment of the DRAGON trial in December 2023 and continue to treat patients who remain on study. This two-part clinical trial consists of a dose escalation portion (Part A) and a dose expansion portion evaluating SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy (Part B). Part B commenced in 2021 and includes the following active cohorts: urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, clear cell renal cell carcinoma (“ccRCC”) and head and neck squamous cell carcinoma (“HNSCC”). Safety, efficacy and biomarker data were presented in June 2024 at the American Society of Clinical Oncology (“ASCO”) annual meeting and in November 2024 at the Society for Immunotherapy of Cancer (“SITC”) 39th Annual Meeting. The data showed encouraging responses in heavily pretreated and anti-PD-(L)1 resistant patients across multiple tumor types. We believe that the DRAGON trial achieved its study objectives by showing objective, durable clinical responses in patients with ccRCC resistant to PD-1 therapy above what is expected from continuing PD-1 alone. We anticipate that emerging data from the DRAGON trial will be presented at medical meetings in the future.

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
●	targeting the latent precursor allows heightened selectivity among structurally related growth factors, which we believe could limit off target effects. For example, two members of the TGFβ superfamily, myostatin and GDF11, are 90% identical in their growth factor domains. Therefore, many of the traditional inhibitors that target myostatin also inadvertently inhibit GDF11. Similarly, most of the known inhibitors of TGFβ are pan inhibitors, meaning that they do not distinguish among the three isoforms of TGFβ, namely, TGFβ1, TGFβ 2 and TGFβ3. Despite the sequence similarities of the active forms of these growth factors, their cages are structurally diverse. We have been able to harness this diversity to generate antibodies that specifically bind the inactive growth factor precursors and inhibit activation of a particular growth factor of interest, but not others that are closely related; and
●	targeting these precursor forms in the disease microenvironment, we believe we can interfere with the disease process while minimizing the effects on the normal physiological processes mediated by growth factors.

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

IV.Our Strategy

Using our proprietary platform to unlock the therapeutic potential of targeting growth factor signaling in the disease microenvironment, our goal is to deliver novel therapies to underserved patients suffering from a wide range of serious diseases, including neuromuscular disorders, cardiometabolic disorders, cancer, fibrosis and iron-restricted anemia. To achieve this goal, we plan to:

●	Continue advancing apitegromab in SMA to characterize its potential to offer meaningful benefit to patients. We are developing our first product candidate, apitegromab, for the treatment of patients with SMA. By targeting the latent form of myostatin and specifically inhibiting its activation in muscle, we believe apitegromab holds considerable promise in improving motor function in patients with SMA. We recently completed SAPPHIRE, a pivotal Phase 3 trial to evaluate the efficacy and safety of apitegromab in patients with nonambulatory Type 2 and Type 3 SMA being treated with SMN therapy (e.g., therapies that upregulate the expression of SMN, such as SMN splicing modulators). In October 2024, the Company announced positive top-line results that showed the study achieved its primary endpoint. See “Phase 3 SAPPHIRE Pivotal Trial” below.
●	Identify the next indication(s) for apitegromab. Our goal is to maximize the value of apitegromab by exploring its potential across SMA types and in other myostatin-related indications. We believe that the role of apitegromab as a muscle-targeted therapy could have broad potential beyond SMA, spanning multiple muscle disorders in which muscle atrophy is a key feature of disease pathogenesis. There is also increasing recognition of the important role of skeletal muscle in modulating metabolic physiology, highlighting a potential therapeutic opportunity for myostatin blockade. We have efforts underway to evaluate these opportunities, including preclinical and translational research, development path assessments, and commercial evaluations.
●	Leverage anti-myostatin expertise to expand into cardiometabolic disorders. Muscle plays a key role in metabolic functions and energy homeostasis. Leveraging the effect of anti-myostatin on increasing muscle mass and our expertise in selectively targeting anti-myostatin, we have been developing myostatin-selective inhibitors to address cardiometabolic disorders, including obesity. Our platform has generated multiple anti-myostatin antibodies, including apitegromab, that selectively target pro- and latent forms of myostatin. SRK-439, a novel anti-myostatin antibody in preclinical development by us, has attractive properties, including high in vitro affinity for pro- and latent myostatin, maintenance of myostatin specificity (i.e., no GDF11 or Activin-A binding), and robust in vivo efficacy in preclinical models. We believe the selectivity of these product candidates enables a favorable risk-benefit profile for patients with cardiometabolic disorders.

●	Advance our TGFβ1 product candidate, SRK-181, through clinical proof-of-concept. Our second antibody program is focused on the discovery and development of potent and selective inhibitors of the activation of latent TGFβ1. We believe that the selectivity of SRK-181, as observed in preclinical studies, is a significant differentiator in our efforts to address the historical dose-limiting safety challenges resulting from non-selectively inhibiting multiple isoforms that activate the TGFβ signaling pathway. We completed enrollment of the Phase 1 DRAGON proof-of-concept clinical trial of SRK-181 in patients with locally advanced or metastatic solid tumors that are experiencing resistance to anti-PD-(L)1 antibody therapy in December 2023 and continue to treat patients who remain on study. Data from the DRAGON trial supports proof-of-concept for SRK-181 in heavily pre-treated patients with ccRCC resistant to anti-PD-(L)1 therapy. Additionally, we believe that SRK-181 has the potential to address unmet medical needs in other oncology indications, and we will endeavor to maximize the value of this product candidate.
●	Continue to leverage our proprietary platform to expand our pipeline beyond current lead programs. We will continue to leverage and expand our proprietary platform to selectively target the activation of additional growth factors, both within and beyond the TGFβ superfamily. Given the established role of signaling by

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

In addition, using our structural insight, we have identified modulators of BMP6 (a TGFβ superfamily growth factor) by selectively inhibiting its co-receptor RGMc or hemojuvelin which is required for activation. BMP6 functions as a critical control point in iron modulation via regulation of hepcidin. Traditional approaches to inhibiting the signaling of BMP6 systemically would likely perturb the numerous different physiological processes in which BMP6 is involved. Our approach could provide the potential for tissue specific modulation of BMP signaling and iron regulation.

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

iii. Spinal Muscular Atrophy: Apitegromab (inhibitor of latent myostatin activation)

We believe that the therapeutic potential for apitegromab in improving motor function is more optimal when a given disease bears certain features, including neuromuscular disorders with muscle atrophy as a key component of disease pathogenesis, presence of intact or partially intact muscle innervations, absence of significant muscle structural abnormalities, and where validated clinical outcome measures are available to assess muscle function in a clinical trial. SMA is a genetic disorder with onset commonly in childhood and where there is a significant but incomplete loss of motor neurons, ensuring at least some intact signaling between skeletal muscle and nerve. In addition, generally, there are also no apparent structural abnormalities in the skeletal muscle. The partial loss of motor neurons causes substantial muscle atrophy that in turn leads to many of the motor function impairments. Validated outcome measures, such as the Hammersmith Functional Motor Scale Expanded (“HFMSE”), are available for SMA clinical trials that are relevant to muscle function. These endpoints therefore measure an outcome that may be more likely to be directly affected by apitegromab.

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

Apitegromab was evaluated in our Phase 2 TOPAZ proof-of-concept clinical trial for the treatment of patients with Type 2 and Type 3 SMA and positive 12-month top-line results were announced in April 2021. We have subsequently presented data from the TOPAZ trial over 24-months (2022), 36-months (2023) and 48-months (2024). See “Phase 2 TOPAZ Proof-of-Concept Trial” below. In October 2024, we announced positive top-line results from SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with nonambulatory Type 2 and Type 3 SMA receiving SMN therapy. We reported that the study achieved its primary endpoint. See “Phase 3 SAPPHIRE Pivotal Trial” below. We submitted a BLA to the FDA in January 2025 and requested priority review, and we plan to submit a marketing authorization application to the EMA in the first quarter of 2025. Assuming marketing approval is obtained, we plan to commercially launch apitegromab in the U.S. in the fourth quarter of 2025 with a commercial launch of apitegromab in Europe to follow.

We believe that apitegromab has the potential to be the first muscle-targeted therapy that is aimed at improving motor function in patients with SMA who are receiving an SMN therapy. We have identified multiple other diseases for which the selective inhibition of the activation of myostatin may offer therapeutic benefit, including additional patient populations in SMA (such as patients under the age of two with SMA and ambulatory patients with SMA) and indications for other neuromuscular disorders beyond SMA.

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

4. Clinical Development Overview

We completed SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with nonambulatory Type 2 and Type 3 SMA being treated with SMN therapy. In October 2024, the Company announced positive top-line results that showed the study achieved its primary endpoint.

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

SAPPHIRE was a randomized, double-blind, placebo-controlled, Phase 3 clinical trial that evaluated the safety and efficacy of apitegromab in nonambulatory patients with Types 2 and 3 SMA who are receiving current standard of care therapies (either nusinersen or risdiplam). SAPPHIRE enrolled 156 patients ages 2–12 years old in the main efficacy population. These patients were randomized 1:1:1 to receive either apitegromab 10 mg/kg, apitegromab 20 mg/kg, or placebo by intravenous infusion every 4 weeks. An exploratory population that enrolled 32 patients ages 13–21 years old was also evaluated. These patients were randomized 2:1 to receive either apitegromab 20 mg/kg or placebo.

The study achieved its primary endpoint, demonstrating a statistically significant and clinically meaningful improvement for apitegromab compared to placebo in motor function as measured by the HFMSE in SMA patients on chronic dosing of standard of care therapies (either nusinersen or risdiplam). Based upon the similar pharmacological profiles of the 20 mg/kg and 10 mg/kg doses of apitegromab, the statistical analysis plan was prespecified to analyze both the combined dose (10 mg/kg and 20 mg/kg) and the 20 mg/kg dose, each compared to placebo, as the primary analysis. Statistical significance was achieved per the prespecified statistical analysis plan (Hochberg multiplicity adjustment) for the primary analysis where the p-value needs to be ≤0.025 if only one prespecified analysis crosses the statistical significance boundary of ≤ 0.05.

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

Change from Baseline in HFMSE Total Score at Month 12*

Abbreviations: CI, Confidence Interval; LS, Least Squares.

*n values at 12-month endpoint

30.4% of patients receiving apitegromab in the main efficacy population (ages 2-12) had ≥3 point improvement in HFMSE at Month 12 versus 12.5% of patients on placebo, as shown below.

Proportion of Patients With ≥3 Point Improvement at Month 12 in HFMSE

35%
30%
25%
20%
15%
10%
5%
0%
Proportion of Patients
30.4%
12.5%
Apitegromab Combined Dose + SOC
Placebo + SOC
n/N
31/102
6/48

Proportion of patients achieving ≥3 Point Improvement in HFMSE was higher for apitegromab vs. placebo in combined dose (odds ratio 3.0, p=0.0256)

Abbreviation: SOC = standard of care.

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

6. Phase 2 TOPAZ Proof-of-Concept Trial

We completed enrollment in our Phase 2 TOPAZ proof-of-concept trial of apitegromab in SMA in January 2020. TOPAZ was a Phase 2 active treatment study evaluating the safety, efficacy, PK, and PD of apitegromab 2 and 20 mg/kg in 58 patients ages 2 to 21 years old with Type 2 and Type 3 SMA (nonambulatory and ambulatory). One patient discontinued from the 12-month treatment period for reasons that were determined to be unrelated to apitegromab treatment. All remaining patients completed the 12-month treatment period and opted into the extension period.

The clinical trial consisted of three distinct cohorts of patients with Type 2 or Type 3 SMA and evaluated the safety and efficacy of apitegromab over a 12-month treatment period. All patients in the clinical trial received apitegromab dosed every four weeks (Q4W) either as a monotherapy or in conjunction with an approved SMN therapy. The primary efficacy objectives evaluated in the TOPAZ trial, HFMSE and Revised Hammersmith Scale (“RHS”), are clinically meaningful outcome measures validated for SMA. The HFMSE is a validated measure for the assessment of gross motor function in SMA, while the RHS is a revised version and used for ambulatory patients in TOPAZ.

Results of the primary analysis showed that improvement in motor function, as measured by RHS or HFMSE, was observed at Month 12 in the majority of patients, regardless of age, SMA type, or time of SMN therapy initiation (Crawford Neurology 2024). Ambulatory patients ages 5 to 21 years old showed stabilization in RHS scores over the 12 months of treatment, while nonambulatory patients showed overall improvement. Substantial improvement in motor function, a mean improvement of 6.2 points for HFMSE total score at Month 12, was observed in Cohort 3, with dose response between those randomized to 20 mg/kg and 2 mg/kg (7.1 points and 5.3 points, respectively).

Treatment with apitegromab was well tolerated. Incidence and severity of adverse events were consistent with the underlying patient population and SMN therapy. The most frequently reported treatment-emergent adverse events included headache (24%), pyrexia (22%), upper respiratory tract infection (22%), cough (22%), and nasopharyngitis (21%). Five patients experienced a serious treatment-emergent adverse event, all assessed by the respective trial investigator as unrelated to apitegromab.

In August 2024, the Company reported that long-term apitegromab data continued to show sustained motor function benefit over 48 months (Crawford WMS 2024). Over 90 percent of nonambulatory patients remained on treatment in the extension study over 48 months. Treatment-emergent adverse events (“TEAEs”) were consistent with previous reports at 12 months, with no new findings.

7. Phase 1 Healthy Volunteer Clinical Trial Results

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

Safety and immunogenicity results. Apitegromab was shown to be well-tolerated with no apparent safety signals. There were no dose-limiting toxicities identified up to the highest tested dose of 30 mg/kg, treatment-related serious adverse events or hypersensitivity reactions. Immunogenicity was assessed by anti-drug antibody testing, and all subjects tested negative.

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

Apitegromab engages latent myostatin in Phase 1 clinical trial subjects

8. Apitegromab in Other Disorders Where the Inhibition of Myostatin May Be Beneficial

We see potential for apitegromab broadly across SMA (such as patients under the age of two with SMA and ambulatory patients with SMA) and our intention is to further investigate this potential. We also believe that the role of apitegromab as a muscle-targeted therapy has broad potential beyond SMA, spanning a number of muscle disorders where muscle atrophy is a key component of disease pathogenesis. In some settings, we believe that disease-stabilizing therapy may be necessary to address the underlying defect, which can then be complemented by the potential motor function-building benefit of apitegromab. In settings in which the defect may be less severe and/or the disease may have a slower rate of progression, apitegromab may have the potential to serve as a monotherapy.

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

The GLP-1 RAs, and other incretin therapies, have been highly effective in reducing overall weight, but that weight loss includes a significant amount—an estimated 25-40%—of lean muscle mass loss as well. Importantly, there is rebound weight gain upon discontinuation of treatment that is primarily fat with lean muscle mass lagging behind. In addition to the weight gain rebound, patients taking GLP-1 RA therapies have experienced issues with tolerability that influence the duration of treatment and can lead to high rates of discontinuation for these therapies.

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

We are advancing this preclinical program and plan to submit an IND in the third quarter of 2025.

SRK-439 Reversed Lean Mass Loss and Enhanced Fat Mass Loss Induced by Semaglutide Treatment. Shown in the plot on the left is the percent change in lean mass from baseline in diet-induced obesity mice as measured by quantitative nuclear magnetic resonance, and on the right, percent change in fat mass in DIO mice.

4. Apitegromab in Obesity: Proof-of-Concept

We see potential for apitegromab as a muscle-targeted therapy broadly across disorders in which the role of muscle is critical for function. To inform the development of SRK-439, in May 2024 we initiated the Phase 2 EMBRAZE proof-of-concept trial, designed to assess the safety and efficacy of apitegromab to preserve muscle mass in individuals living with obesity and on background therapy of a GLP-1 RA. In September 2024, we announced that we completed enrollment and top-line results from this trial are expected in the second quarter of 2025.

b.	Inhibiting TGFβ – SRK -181 (context-independent latent TGFβ1 inhibitor) and LTBP (matrix-selective latent TGFβ1 inhibitor).

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

The TGFβ superfamily plays a central role in a wide range of cellular processes including growth and differentiation, immune regulation and fibrosis. TGFβ1 is produced by cells as a single protein chain and is then enzymatically processed by the cells into two distinct and physically separated domains — the mature, active growth factor and the remaining portion of the original protein, referred to as the prodomain, or latency associated peptide (“LAP”) — which remains associated with and keeps the growth factor in an inactive state. This complex is further associated with one of a number of “presenting molecules” which when secreted serve to tether the latent precursor in specific locations in the body. TGFβ1 is produced by a variety of cell types, including fibroblasts, which deposit latent TGFβ1 in connective tissue, as well as regulatory T cells, cancer cells and macrophages, which display latent TGFβ1 on their cell surfaces.

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

A significant proportion of patients, in many cases the majority, fail to respond to these checkpoint inhibitor therapies, because they have what appears to be a pre-existing, or primary, resistance to immunotherapy. Other patients’ cancers appear to initially respond but subsequently progress (e.g., acquired resistance). In many human cancers, TGFβ signaling is associated with lack of response to PD(L)-1 blockade, particularly in patients with tumors harboring an immune excluded phenotype (i.e., CD8+ T cells present in nearby stroma but excluded from the tumor parenchyma). Gene expression analysis of pre-treatment melanoma tumors identified multiple TGFβ-related signaling signatures associated with pre-existing or primary resistance to anti-PD-(L)1 antibody therapy. Similarly, it has also been reported that retrospective pathway analysis of tumor samples from an atezolizumab bladder cancer trial identified the TGFβ pathway as a major determinant of primary resistance to atezolizumab.

Our analysis of publicly available human tumor data has identified TGFβ1 as the predominant TGFβ isoform expressed in many human solid tumors.

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

In many human cancers, TGFβ signaling is associated with lack of response to PD-(L)1 blockade, particularly in patients with tumors harboring an immune excluded phenotype (i.e., CD8+ T cells present in nearby stroma but excluded from the tumor parenchyma). We have observed multiple mouse models that recapitulate the immune-excluded phenotype and are resistant to PD-1 blockade become responsive to the combination of SRK-181-mIgG1, the murine analog of SRK-181, and an anti- PD-1 antibody. These models, including the MBT-2 bladder cancer model, the Cloudman S91 melanoma model and the EMT6 breast cancer model, were poorly responsive or unresponsive to single agent treatment with either anti-PD-1 or SRK-181-mIgG1, with little or no effect on tumor growth. However, in representative experiments, the combination of SRK-181-mIgG1 and anti-PD-1 resulted in tumor regressions of 72%, 57% and 70% in these three mouse models, respectively. Furthermore, the combination treatment led to statistically significant survival benefit in all three models.

Our Phase 1 DRAGON clinical trial is intended to initially evaluate our therapeutic hypothesis that SRK-181 in combination with anti-PD-(L)1 therapy may overcome resistance to anti-PD-(L)1 therapy and lead to anti-tumor responses. This clinical trial in patients with locally advanced or metastatic solid tumors is ongoing and investigates the safety, PK and efficacy of SRK-181. The DRAGON trial consists of two parts: Part A (dose escalation of SRK-181 as a single-agent or in combination with an approved anti-PD-(L)1 therapy) and Part B (dose expansion evaluating SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy). Part B encompasses five active cohorts, including urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, clear cell renal cell carcinoma and head and neck squamous cell carcinoma, and commenced in 2021 and completed enrollment in December 2023. We continue to treat patients who remain on study. Safety, efficacy and biomarker data were presented in June 2024 at the ASCO annual meeting and in November 2024 at the SITC 39th Annual Meeting. The data showed encouraging responses in heavily pretreated and anti-PD-(L)1 resistant patients across multiple tumor types. Data presented continues to support proof-of-concept for SRK-181 in 30 heavily pretreated patients with ccRCC resistant to anti-PD-1. SRK-181 was generally well tolerated and showed promising anti-tumor activity in this patient population. Of 30 patients in the ccRCC cohort, seven patients treated with SRK-181 in combination with pembrolizumab had documented response, achieving a best tumor reduction of 40% to 100%, with an objective response rate of 23.3%. In the biomarker analysis, SRK-181 combined with pembrolizumab established proof of mechanism in patients by creating a proinflammatory tumor microenvironment across multiple tumor types. Safety data from ccRCC cohort continue to show SRK-181 is generally well tolerated. In ccRCC patients, responders had higher basal levels of activated CD8+ T cells, higher T-regs, as well as higher TGFβ1 expression. The data cutoff for all analyses was September 9, 2024.

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

Based on this scientific rationale, we utilized our platform to discover and develop antibodies that selectively inhibit the activation of latent TGFβ1 in the context of fibrotic extracellular matrix and that avoid perturbing TGFβ1 presented by cells of the immune system. We selected SRK-373, a highly potent, anti-latent TGFβ1 antibody that selectively inhibits

TGFβ1 activation within the extracellular matrix by targeting latent TGFβ1 associated with latent TGFβ-binding proteins (LTBPs), thus enabling specific inhibition of TGFβ1 in fibrotic tissue. This antibody demonstrated significant antifibrotic activity in a variety of preclinical rodent models. It also demonstrated robust therapeutic index at all doses tested in a non-GLP mouse safety study. We plan to advance this program to IND-enabling studies.

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

c.	SRK-256: A High-Affinity Antibody Demonstrating Selective Inhibition of HJV/RGMc

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

In contrast to the far-reaching roles of BMP-BMPRs throughout the body, the specific role of RGMc/HJV isoform in iron homeostasis, provided an opportunity to utilize our platform to discover and develop antibodies that selectively bind to and inhibit RGMc. We selected SRK-256, a highly potent and selective RGMc/HJV inhibitor that has demonstrated significant suppression of hepcidin expression and resultant mobilization of stored iron in vivo in mice, rats, and non-human primates. SRK-256 may provide a novel approach to treating iron-restricted anemia in patients with chronic diseases driven by hepcidin overexpression. We plan to advance this program to IND-enabling studies.

d. Additional Potential Areas of Exploration

Additional therapeutic areas and targets in which we could potentially apply our scientific platform and expertise include:

●	Exploring opportunities to develop other context-dependent inhibitors of TGFβ1 to modulate immune cell activation within the context of specific immune diseases.
●	Exploring opportunities in modulating metabolic physiology including understanding the important role of skeletal muscle in modulating metabolism. This is highlighted by potential therapeutic opportunity for myostatin blockade. For example, evidence is emerging that blockade of the myostatin pathway can reduce the mass of visceral fat, a significant driver of cardiometabolic pathophysiology. We have efforts underway to evaluate these opportunities, including preclinical and translational research, development path assessments, and commercial evaluations.

We continue to enhance our internal biologics discovery capabilities including the acquisition and development of our own proprietary single-domain antibody libraries. These new capabilities allow us to more efficiently discover antibodies and furthers our commitment to building a differentiated portfolio of product candidates.

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

We file patent applications directed to compositions comprising our antibodies, classes of antibodies covering our product candidates, use of such antibodies for treating diseases, as well as related manufacturing methods. As of December 31, 2024, we have 30 pending patent families across multiple programs. Among the pending families, 24 have been nationalized, from which 24 applications have matured into U.S. issued patents with additional issued patents in multiple jurisdictions globally. Collectively, there are 337 national or direct utility applications pending or issued. In addition, there are four patent family filings which are in the priority year. We continue to review and harvest new inventions for new patent filings.

As of December 31, 2024, three granted patents, EP2981822, EP2981822 and EP3368069, are the subject of ongoing opposition proceedings before the European Patent Office (“EPO”). We have no other contested proceedings relating to any patents as of that date, but we cannot provide any assurances that we will not have such proceedings at a later date. For more information regarding the risks related to our intellectual property, please see “Risk factors—Risks Related to Our Intellectual Property.”

a. Platform

Our novel approach to generating selective modulators of supracellular activation of growth factors is broadly embodied in our earliest “platform” patent family, PCT/US2014/036933 (published as WO 2014/182676). This patent family is directed to methods for modulating the activation of the TGFβ superfamily of growth factors and methods for screening for a monoclonal antibody that specifically targets an inactive form of the growth factor, thereby preventing activation (e.g., release) of mature growth factor. The TGFβ superfamily is a group of more than 30 related growth factors/cytokines that mediate diverse biological processes and includes TGFβ1 and myostatin (also known as GDF-8). Issued U.S. patents in the platform family include: U.S. Patents Nos. 9,573,995 (issued 02/21/2017); 9,758,576 (issued 09/12/2017); 9,580,500 (issued 02/28/2017); 9,399,676 (issued 07/26/2016); 9,758,577 (issued 09/12/2017); 10,597,443 (issued 03/24/2020); 10,981,981 (issued 04/20/2021); and 11,827,698 (issued 11/28/2023). There is also a granted European (“EP”) platform patent: EP2981822 (granted on 09/02/2020). These U.S. and EP patents are projected to expire in 2034.

Specifically, EP2981822 originally granted with composition of matter claims directed to an antibody capable of binding a recombinant antigen comprising pro-TGFβ1 or a growth factor-prodomain complex which comprises the TGFβ1 LAP complex, in addition to claims directed to methods of making such antibodies. EP2981822 is the subject of ongoing opposition proceedings before the EPO. It was revoked by the opposition division in November 2024, but the revocation decision is subject to appeal.

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

b. Myostatin Activation Inhibitors

Thirteen patent families have been filed to date to cover proprietary myostatin inhibitors and their use in the treatment of various muscle and metabolic diseases. Patent prosecution of these pending patent families is ongoing but relatively early.

Three families are directed to composition of matter claims that cover our proprietary antibodies. PCT/US2015/059468 (published as WO 2016/073853) broadly covers a class of monoclonal antibodies that specifically bind inactive precursors thereby preventing activation of myostatin. This patent family is projected to expire in November 2035. U.S. Patents 10,307,480, 11,135,291, and 11,925,683 issued in June 2019, October 2021, and March 2024, respectively, with claims directed to Scholar Rock proprietary antibodies that specifically bind pro/latent myostatin, including 29H4, the parental clone of apitegromab, and variants, as well as host cells and methods of making antibodies with pH sensitive binding to pro/latent myostatin.

A second family, PCT/US2016/052014 (published as WO 2017/049011), discloses the specific amino acid sequence of apitegromab and is projected to expire in September 2036. U.S. Patent 10,751,413 issued in August 2020, with claims directed to antibodies and pharmaceutical compositions comprising the heavy and light chain sequences of apitegromab, while U.S. Patent 11,439,704 issued in September 2022, with claims directed to a method of preventing muscle loss and/or reducing muscle atrophy or treating SMA by administering an antibody having the heavy and light chain sequences of apitegromab. The European counterpart also granted as EP 3350220 B1 in May 2021. The granted claims relate to antibodies comprising the heavy and light chain variable region and full chain sequences of apitegromab, and pharmaceutical compositions of the antibodies.

A third family, PCT/US2023/085574 (published as WO2024138076), was filed with claims directed to specific amino acid sequences of additional antibodies in our proprietary myostatin inhibitor portfolio. If granted, this family is projected to expire in December 2043.

The following patent families are directed to therapeutic uses/methods:

PCT/US2017/012606 (published as WO 2017/120523) broadly covers treatment methods for a number of muscle and neuromuscular disease and disorders using an antibody that specifically blocks the activation step of myostatin. This family is projected to expire in September 2036. The first U.S. application issued in May 2019 as U.S. Patent 10,287,345 with claims drawn to methods for inhibiting myostatin activation using our proprietary activation inhibitors (such as apitegromab) to cause specified pharmacological effects to treat a variety of conditions including, muscle and metabolic disorders. A second U.S. application issued as U.S. Patent 10,882,904 in January 2021. The issued claims recite methods for inhibiting myostatin activation using an antibody comprising the heavy and light chain sequences of apitegromab for various indications. A third U.S. application issued as U.S. Patent 12,006,359 in June 2024. The issued claims are directed to a method of improving body composition by administering an antibody comprising heavy and light chain sequences of our proprietary activation inhibitors (such as apitegromab) or variants thereof.

PCT/US2017/037332 (published as WO 2017/218592) is directed to methods for treating neuromuscular diseases and selecting patient populations that are likely to respond to myostatin inhibition. This filing includes the treatment of SMA in patients who are on SMN therapies (e.g., SMN correctors/upregulators). This patent family is projected to expire in June 2037. The PCT application was nationalized in 11 jurisdictions, and applications in the three key jurisdictions (i.e., U.S., Europe and Japan) have granted, as well as in other countries. Specifically, the U.S. application granted in March of 2021 as U.S. Patent 10,946,036. The granted claims are directed to add-on or combination therapy for treating spinal muscular atrophy with a myostatin inhibitor and a neuronal corrector (such as smn upregulator therapy). Similar claims have also granted in other countries including Japan (JP Patent No. 6823167, JP Patent No. 7161554, and JP Patent No. 7344337). Likewise, the European counterpart granted as EP 3368069B1 and has been validated in 37 states. The originally granted European claims are directed to add-on therapy and combination therapy for the treatment of SMA using a myostatin-selective inhibitor, in conjunction with an SMN corrector therapy. EP 3368069B1 is currently the subject of ongoing opposition proceedings before the EPO. It was revoked by the opposition division in April 2024, but the revocation decision is being appealed.

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

In addition to the five pending patent families listed above, there are also two PCT applications related to the phase 2 and phase 3 clinical trials of apitegromab in SMA. PCT/US2021/056517 (published as WO2022/093724) is directed to inventions deriving from the phase 2 clinical trial of apitegromab. This PCT was nationalized broadly. If granted, patents deriving from this PCT would expire in 2041. Another PCT application was filed in 2023, PCT/US2023/020843

(published as WO 2023/215384) with claims directed to therapeutic methods for treating SMA deriving from the phase 2 and phase 3 clinical trials of apitegromab. If granted, patents from this family would expire in 2043. Both of these families are in early stages of prosecution.

A further PCT application PCT/US2022/034588 (published as WO2022/2271867) was filed with claims directed to a myostatin pathway inhibitor for use in treating metabolic disorders. If granted, patents deriving from this PCT would expire in 2042.

Finally, five other myostatin-related patent families have been filed and are in the priority year.

c. TGFβ1 Activation Inhibitors

In addition to the patent families discussed above in the “Intellectual Property-Platform” section that generically cover certain aspects of the TGFβ1 program, fifteen patent families have been filed to date, covering various specific aspects of our TGFβ1 programs.

Isoform-specific inhibitors of TGFβ1 which confer improved safety profile and related methods are described in PCT/US2017/021972 (published as WO 2017/156500). A U.S. patent (11,643,459) issued in May 2023, with claims directed to methods for identifying TGFβ1-specific inhibitors. A European patent granted in May of 2023 as EP3365368, with claims to the use of isoform-selective and context-independent anti-TGFβ1 antibodies, defined by CDR sequences or by cross-competition, in the treatment of cancer or myelofibrosis. EP3365368 is the subject of ongoing opposition proceedings before the EPO. Additional patents in this family have been granted in other jurisdictions. This family is projected to expire in March 2037.

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

In addition, high-affinity, isoform-selective TGFβ1 inhibitors are disclosed in PCT/2019/041373 (published as WO US2020/014460, and patents have issued in April 2024 in Columbia, June 2024 in the Gulf Cooperation Council, and August of 2024 in Japan). Patents of this family are projected to expire in 2039. Separately, direct national/regional applications covering related subject matter have been filed, in the U.S., Europe and Hong Kong, and are projected to expire in 2039. Two U.S. patents issued in September of 2021 as U.S. 11,130,803 and in October of 2024 as U.S. 12,122,823, with claims which cover the SRK-181 clinical candidate and pharmaceutical compositions thereof; and a European patent issued in November of 2021 as EP3677278; and the corresponding Hong Kong patent issued in June of 2022, with claims that cover the SRK-181 clinical candidate, pharmaceutical compositions, use for treating cancer and myelofibrosis, and methods for manufacturing. Additionally, PCT/US2021/012969 (published as WO 2021/142448) discloses data related to biomarkers for the high-affinity, isoform-selective TGFβ1 inhibitors and, if granted, patents deriving from this PCT application are projected to expire in 2041. Additional biomarkers are disclosed in PCT/US2022/022063 (published as WO2022/204581). If granted, patents deriving from these PCT applications would expire in 2042. Another PCT application, PCT/US2024/018970 (published as WO 2024/187051) discloses methods of treating certain cancers and identification of patient populations using biomarkers. If granted, patents derived from this PCT is expected to expire in 2044. One additional patent family to our TGFβ1 inhibitor program is currently in the priority year. Antibodies claimed in these patent families protect our SRK-181 clinical candidate.

Separately, other improved isoform-selective, context-independent inhibitors of TGFβ1 are disclosed in PCT/US2019/041390 (published as WO 2020/014473). This family is projected to expire in 2039. PCT/US2021/12930 (published as WO 2021/142427) is directed to optimized isoform-selective, context-independent inhibitors of TGFβ1. This family is projected to expire in 2041.

LTBP complex-specific inhibitors of TGFβ1 are described in four patent families: PCT/US2018/44216 (published as WO 2019/023661) which is expected to expire in July of 2038; and PCT/US2020/15915 (published as WO2020/160291), which is expected to expire in 2040; PCT/US2022/73740 (published as WO 2023/288277), which is expected to expire in 2042. Three U.S. patents (U.S. Pat. Nos. 11,214,614, 11,365,245 and 12,173,059) and one Columbian patent have been issued in the second patent family with claims directed to antibodies and pharmaceutical compositions.

LRRC33-specific inhibitors are described in a further patent family: PCT/US2018/031759 (published as WO 2018/208888) which is expected to expire in May of 2038. EP3621694 granted in July 2023, with claims directed to therapeutic use of LRRC33 inhibitors for the treatment of various indications. PCT/US2017/042162 (published as WO 2018/013939) was exclusively licensed to Janssen but, as explained below, the license agreement was terminated in July 2022. Scholar Rock is now in control of prosecution. This patent family covers antibodies that specifically inhibit GARP-associated TGFβ, and is projected to expire in July 2037. A Japanese patent (JP Patent No. 7128801) issued in August 2022 with claims directed to antibodies and antigen-binding fragments which specifically bind human pro-TGFβ1-GARP complex, a process for their production and related compositions. Additional patents have also granted in other jurisdictions including in Australia (AU 2017294772).

d. RGMc-Selective Inhibitors

PCT/US2019/057687 (published as WO2020/086736) is directed to RGMc-selective inhibitors and is projected to expire in 2039. A Japanese patent application was allowed in December 2024 and will grant in early 2025. The Japanese patent will have claims which cover a pharmaceutical composition comprising the SRK-256 clinical candidate and the use thereof for treating anemia, including anemia of chronic disease and anemia in subjects diagnosed with cancer, such as myelofibrosis. Also, a Chinese patent application was allowed in December 2024, with similar claims. Applications are pending in other jurisdictions, including U.S. and EP.

e. Intellectual Property Protection

We cannot predict whether the patent applications we pursue will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide any proprietary protection from competitors. Even if our pending patent applications are granted as issued patents, those patents, as well as any patents we license from third parties, may be challenged, circumvented or invalidated by third parties. As mentioned above, three granted patents, EP2981822, EP3365368 and EP3368069, are the subject of ongoing opposition proceedings before the EPO, as of December 31, 2024. While there are no contested proceedings or third-party claims relating to any of the other patents described above, as of that date, we cannot provide any assurances that we will not have such proceedings or third-party claims at a later date.

Additionally, the Unitary Patent/Unified Patent Court system in Europe became fully operational in June 2023. As such, European patents which are subject to the jurisdiction of the Unified Patent Court (“UPC”) face limited precedent for the court, increasing the uncertainty of any litigation.

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

X.Antibody Discovery

We have internal antibody display and discovery capabilities; however, at times we may continue to rely on third parties to conduct antibody discovery and optimization services for us based on criteria and specifications provided by us. Certain antibody discovery and optimization vendors require us to enter into a license with them for the right to use antibodies discovered by them in human use or for commercial purposes. Such license could include substantial milestone payments and royalties to the extent we choose to use an antibody discovered by such vendor. On March 12, 2019, we exercised an option to receive such a license from Adimab pursuant to our Adimab Agreement. Please see the description above in “License Agreements – Adimab Agreement” for more details on the terms of this agreement.

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

a. Competition for Apitegromab

In the SMA market, there are three approved SMN targeted treatments and no approved muscle-targeted treatments for SMA to date. The SMA drug development pipeline reflects a focus on addressing the significant remaining unmet needs of individuals living with SMA as well as the life cycle management of the existing approved SMN targeted treatments. To address the remaining unmet needs to further improve and sustain muscle function by contributing to the impact on the overall disease progression in SMA, we are pioneering a novel approach by developing the first muscle-targeted treatment in SMA.

We are developing apitegromab, an investigational fully human monoclonal antibody designed to inhibit myostatin activation by selectively binding the pro- and latent forms of myostatin in the skeletal muscle, for the treatment of patients with SMA. If apitegromab receives marketing approval, we may face competition from other companies conducting clinical trials to develop anti-myostatin molecules or other treatments for SMA, including Roche, Biogen, and NMD Pharma. Moreover, we may also compete with smaller or earlier-stage companies, and other research institutions that have developed, are developing or may be developing current and future anti-myostatin inhibitors or other treatments for SMA.

In addition, Novartis, Roche and Biogen are in late-stage development of alternate formulations or dosing regimen of their respective approved SMN treatments, including an additional formulation of Novartis’ onasemnogene abeparvovec, an oral tablet for Roche’s risdiplam, as well as a high dose formulation of Biogen’s antisense oligonucleotide (ASO), nusinersen. Apitegromab is being developed with the intention to be used in individuals living with SMA who are currently on an approved SMN targeted treatment.

b. Competition for SRK-181

Our competitors for SRK-181 may include other companies developing inhibitors of the TGFβ signaling pathway, such as antifibrotic therapies and cancer immunotherapies to be used in combination with CPI therapy.

For the latter, many companies, including AbbVie Inc, Roche, Bicara Therapeutics, Novartis, Bristol Myers Squibb (acquired Forbius) and Merck KGaA, Merck (acquired Tilos Therapeutics) are developing therapies for cancer immunotherapy in combination with CPI therapy, that are intended to work, at least in part, through inhibition of the TGFβ signaling pathway.

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

Apitegromab, SRK-181, and any future product candidates regulated as biologics must be approved by the FDA through a BLA process before they may be legally marketed in the U.S. The process generally involves the following:

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

iii. FDA Review Process

Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. Chemistry, manufacturing and controls ("CMC") information, preclinical studies and clinical trials results, and proposed labeling are submitted to the FDA as part of the BLA. The BLA is a request for approval to market the biologic for one or more specified indications and must contain proof of safety, purity and potency for a biologic. The application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of a BLA must be obtained before a biologic may be marketed in the U.S.

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

v. Rare Pediatric Disease Designation

The FDA grants Rare Pediatric Disease designation for serious and life-threatening diseases that primarily affect children ages 18 years or younger and fewer than 200,000 individuals in the United States. Eligibility for a priority review voucher may be issued upon approval of a BLA or New Drug Application for therapies developed to treat such rare pediatric diseases. Priority review vouchers may be redeemed to obtain priority review for any subsequent marketing application or be sold or transferred. Under current statutory provisions, FDA may award a priority review voucher for an approved rare pediatric disease product application only if the sponsor has received rare pediatric disease designation for the drug by December 20, 2024, and after September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers. Congress may vote to reauthorize this program, but its future remains uncertain.

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

A product may also be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. Accelerated approval may also be granted in the case that there are no alternative treatments available. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”), that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials with due diligence and, under the Food and Drug Omnibus Reform Act of 2022 (“FDORA”), the FDA is now permitted to require that such trials be underway prior to approval or within a specific time period after, the date accelerated approval is granted. In addition, for products being considered for accelerated approval, the FDA currently requires, unless otherwise informed by the agency, that all advertising and promotional materials intended for dissemination or publication within 120 days of marketing approval be submitted to the agency for review during the pre-approval review period. If the FDA concludes that a drug or biologic shown to be effective can be safely used only if distribution or use is restricted, it will require such post-marketing restrictions, as it deems necessary to assure safe use of the product. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a product or indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

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

●	The Anti-Kickback Statute, which makes it illegal for among other things, any person or entity, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by individual imprisonment, criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation.
●	The federal civil and criminal false claims laws, including the False Claims Act (“FCA”), which prohibits individuals or entities (including prescription drug manufacturers) from knowingly presenting, or causing to be presented false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off label. Claims which include items or services resulting from a violation of the Anti-Kickback Statute are false or fraudulent claims for purposes of the FCA. Our future marketing and activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our product and any future product candidates, are subject to scrutiny under this these laws.
●	The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit among other things, knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, which impose, among other things, specified requirements on covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates, which include individuals or entities that perform services for covered entities involving the creation, use, maintenance or disclosure of, individually identifiable health information, relating to the privacy and security of individually identifiable health information including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
●	The U.S. Physician Payments Sunshine Act (the “Sunshine Act”), enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), which impose new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), non-physician providers (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.

●	Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor. Such laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures. Some state and local laws require the registration of pharmaceutical sales representatives.
●	The federal government and many state governments require pharmaceutical companies to submit periodic reports on product pricing.
●	Many states in which we operate also have laws that protect the privacy and security of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws.
●	In some cases where we process sensitive and personal information of individuals from numerous states, we may find it necessary to comply with the most stringent state laws applicable to any of the information. For example, the California Consumer Privacy Act (the “CCPA”), which creates comprehensive individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households, went into effect on January 1, 2020. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. In addition, the California Privacy Rights Act, or CPRA, amendment to the CCPA was passed in November 2020, and as of January 1, 2023 has imposed additional obligations on companies covered by the legislation. The CPRA significantly modified the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. As currently written, the CCPA may impact our business activities and as a result may increase our compliance costs and potential liability.

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

In the U.S., for example, in March 2010, the ACA was enacted. The ACA included provisions that address pharmaceutical pricing. Among other things, for example, the FDA:

●	subjected biological products to potential competition by lower cost biosimilars;
●	increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations;
●	established annual fees and taxes on manufacturers of certain branded prescription drugs;
●	expanded healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, establishes new government investigative powers and enhanced penalties for non-compliance;
●	created a new Medicare Part D coverage gap discount program (later replaced under the Inflation Reduction Act of 2022 (the “IRA”);
●	expanded eligibility criteria for Medicaid programs and for entities eligible for discounts under the PHS Act’s 340B Drug Pricing Program; and
●	created a new requirement to annually report the identity and quantity of drug samples that manufacturers and authorized distributors of record provide to physicians.

Some of the provisions of the ACA have been subject to judicial challenges as well as efforts to repeal, replace or otherwise modify them or to alter their interpretation or implementation. For example:

●	As a result of the Budget Control Act of 2011 and subsequent legislation, there is an aggregate reduction to Medicare payments to providers of, on average, 2% per fiscal year that went into effect on April 1, 2013 and will remain in effect through 2031. As a result of the Statutory Pay-As-You-Go Act of 2010 and subsequent legislation, Medicare payments to providers may be further reduced by 4% starting in 2025, absent further legislation.
●	The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.
●	In addition to these legislative efforts, on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA.
●	Additionally, there has been increasing legislative, regulatory, and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, address the potential for importation of drugs into the United States, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.
●	The IRA includes several provisions that may impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries on prescription drugs, impose new requirements for manufacturers of all drugs to offer discounts under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, and require companies to pay rebates to Medicare for drug prices that increase faster than inflation. Drugs and biologics that have received orphan designation for one rare disease or condition and the only approved indication is for that disease or condition are exempted from the IRA’s price negotiation provisions. A drug or biologic with orphan designations for multiple diseases or conditions or with multiple indications, however, will remain potentially subject to the price negotiation provisions.

Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Trump administration may reverse or otherwise change these measures, both the Trump administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

A reference biological product is granted 12 years of data exclusivity from the time of first licensure of the product, and the FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the U.S. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. The first biological product determined to be interchangeable with a reference product for any condition of use is also eligible for a period of exclusivity during which time the FDA may not determine that another product is interchangeable with the same reference product for any condition of use. The FDA may approve multiple “first” interchangeable products so long as they are all approved on the same first day of marketing.

Pediatric exclusivity is another type of regulatory market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods for all formulations, dosage forms, and indications of the biologic. This six-month exclusivity may be granted based on the voluntary completion of a pediatric trial that fairly responds to an FDA issued “Written Request” for such a trial.

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

In April 2014, the EU adopted the Clinical Trials Regulation EU No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The main characteristics of the Clinical Trials Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System (“CTIS”); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided into two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation. The transitory provisions of the Clinical Trial Regulation provide that, by January 31, 2025, all ongoing clinical trials must have transitioned to the Clinical Trials Regulation.

In the EU the Paediatric Committee (“PDCO”) of the EMA must approve a pediatric investigation plan (“PIP”) prior to an applicant filing a marketing authorization application (“MAA”), unless the EMA has granted a product-specific waiver or a class waiver. The PIP outlines the pharmaceutical company’s strategy for investigation of the new medicinal product in the pediatric population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines whether companies actually comply with the agreed studies and measures listed in each relevant PIP. If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the EC, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of any supplementary protection certificate (“SPC”), provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to 2 years before the SPC expires. The incentive in the case of orphan medicinal products is that a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

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

ii. European Union Drug Marketing

Much like the Anti-Kickback Statute prohibition in the U.S., the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians to induce or reward improper performance generally is typically governed by the national anti-bribery laws of EU Member States, and the Bribery Act 2010 in the UK. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC, which is the EU Directive governing medicinal products for human use, further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU.

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

Centralized MAs, which are issued by the EC through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA, are valid throughout the EU, and in the additional Member States of the European Economic Area (“EEA”) (Iceland, Liechtenstein and Norway). The centralized procedure is mandatory for certain types of products, such as medicinal products produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (i.e., gene therapy, somatic cell therapy or tissue engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

National MAs, which are issued by the competent authorities of the EU Member States and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU Member State, this national MA can be recognized in another EU Member State through the mutual recognition procedure. If the product has not received a national MA in any EU Member State at the time of application, it can be approved simultaneously in various EU Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the EU Member States in which the MA is sought, one of which is selected by the applicant as the reference Member State (“RMS”). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics (“SmPC”), and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States involved (i.e., in the RMS and the Member States Concerned).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the EU Member States make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

iv. European Union Data and Market Exclusivity

In the EU, innovative products authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity, if granted, prevents applicants for authorization of generics or biosimilars of these innovative products from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During an additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall 10-year period will be extended to a maximum of 11 years if, during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained an MA based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following medicinal product approval during which time no “similar medicinal product” may be placed on the market. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period may be reduced to six years if, at the end of the fifth year, it is determined that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable so as not to justify maintenance of market exclusivity. Orphan designation must be requested before submitting an application for an MA. We will be required to apply for the maintenance of the orphan designation granted to apitegromab for the treatment of SMA at the time of applying for an MA. Orphan designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The aforementioned EU rules are generally applicable in the EEA.

vi. Reform of the Regulatory Framework in the European Union

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval, and in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

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

In the event we continue to conduct clinical trials in the EEA, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA, in particular to the U.S., in compliance with European data protection laws. In the past, companies in the U.S. were able to rely upon the EU-U.S. Privacy Shield framework to legitimize data transfers from the EU the U.S. In July 2020, the Court of Justice of the European Union (“CJEU”) in Case C-311/18 (Data Protection Commissioner v Facebook Ireland and Maximillian Schrems [“Schrems II”]) invalidated the EU-U.S. Privacy Shield on the grounds that the Privacy Shield failed to offer adequate protections to EU personal data transferred to the U.S. The CJEU, in the same decision, deemed that the Standard Contractual Clauses (“SCCs”) published by the EC are valid. However, the CJEU ruled that transfers made pursuant to the SCCs need to be assessed on a case-by-case basis to ensure the law in the recipient country provides “essentially equivalent” protections to safeguard the transferred personal data as the EU, and required businesses to adopt supplementary measures if such standard is not met. Subsequent guidance published by the European Data Protection Board in June 2021 described what such supplementary measures must be, and stated that businesses should avoid or cease transfers of personal data if, in the absence of supplementary measures, equivalent protections cannot be afforded. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published a draft version of a UK-specific transfer mechanism, which, once finalized, will enable transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost. On March 25, 2022, the EC and the U.S. announced to have reached a political agreement on a new “Trans-Atlantic Data Privacy Framework”, which will replace the invalidated Privacy Shield and on December 13, 2022, the EC published a draft adequacy decision on the Trans-Atlantic Data Privacy Framework.

c. Regulation in the United Kingdom

The UK formally left the EU on January 31, 2020. The EU and the UK have concluded a trade and cooperation agreement (“TCA”), which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not provide for wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, the UK has implemented EU legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended). The regulatory regime in the UK therefore currently aligns in many respects with EU medicines regulations, however it is possible that these regimes will diverge in the future now that the UK’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. Notwithstanding that there is no wholesale recognition of EU pharmaceutical legislation under the TCA, under a new international recognition procedure which was put in place by the Medicines and Healthcare products Regulatory Agency (“MHRA”), the UK medicines regulator, on January 1, 2024, the MHRA may take into account decisions on the approval of an MA from the EMA (and certain other regulators) when considering an application for a UK MA.

On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA is now responsible for approving all medicinal products destined for the UK market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the EU centralized procedure. A single UK-wide MA will be granted by the MHRA for all novel medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. In addition, the new arrangements require all medicines placed on the UK market to be labelled “UK only”, indicating they are not for sale in the EU.

i. Clinical Trials

The UK has implemented the now repealed Clinical Trials Directive 2001/20/EC into national law through the Medicines for Human Use (Clinical Trials) Regulations 2004 (as amended). However, on December 12, 2024, the UK government introduced a legislative proposal—the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2024—that, if implemented, will replace the current regulatory framework for clinical trials in the UK. The legislative proposal aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK and increase the transparency of clinical trials conducted in the UK. This includes a notification scheme to enable lower-risk clinical trials to be automatically approved by the MHRA, where the risk is similar to that of standard medical care (although such trials would still require ethics committee approval). Such Regulations are expected to come into force in early 2026.

ii. Orphan Designation

A separate process for orphan designation to the EU process now applies in the UK. There is no pre-marketing authorization orphan designation (as there is in the EU) in the UK and the application for orphan designation will be reviewed by the MHRA at the time of an application for a UK MA. The criteria for orphan designation remain the same as in the EU, except that they apply to the UK only (e.g., there must be no satisfactory method of diagnosis, prevention or treatment of the condition in the UK, as opposed to the EU).

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

Our employees are relentlessly focused on the discovery and development of innovative medicines in which signaling by protein growth factors plays a fundamental role. We believe that passion for science is what guides us to excellence. Our commitment to changing the lives of people with serious disease is what motivates us to show up each and every day. Our people are our most important asset who help us achieve extraordinary results and create new possibilities for patients. They embody our values and bring them to life in everything we do. We are inspired and guided by these values of focusing on the patient, cultivating curiosity, collaborating with purpose, upholding high standards and accelerating breakthroughs in making a difference in the lives of patients, families and communities.

a. Employees

As of February 21, 2025, we had 196 full-time employees, of which 128 employees are engaged in research and development activities and 68 are engaged in general and administrative activities. All of our employees are based in the U.S. and a majority are based in Massachusetts. During 2024, we continued to make targeted hires to enhance our capabilities. The new employees were hired to support a variety of functions and key initiatives, including strengthening our clinical development and starting to build our commercial function, with hires in various areas of clinical development, operations and commercial leadership. We anticipate continuing to add depth and new capabilities in key areas of our business in 2025, as well as hiring to support our infrastructure and overall anticipated growth. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

b. Career Development and Growth

We emphasize employee development and training. To empower employees to unleash their potential individually and as a team, we invest in our employees by providing development opportunities, and the necessary resources to support their success, including mentorship guidelines, professional coaching, management and leadership training, online learning subscriptions and access to industry events and conferences. The diversity of our employees and their skillsets also offers a unique opportunity for us to learn from each other’s experiences.

c. Compensation and Benefits

Our competitive compensation programs are designed to align the compensation of our employees with our performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances earnings for both short-term and long-term performance. We provide employee salaries that are competitive within our industry based on position, skill level, experience and knowledge. Additionally, we offer both new hire equity and annual equity grants to our employees to align the interests of our employees with the company’s mission.

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

In addition to ensuring our compensation programs are equitable, we also strive to provide employees with valuable recognition for their contributions to our success. We have a multi-tier reward & recognition program that aligns with our company values at all levels. Our rewards & recognition program begins with peer-to-peer recognition via an internal community board, followed by quarterly awards for outstanding achievements, and ends with an annual award for each one of our values.

d. Employee Engagement

We routinely conduct confidential employee engagement surveys to obtain feedback on a variety of topics, including culture, values, diversity, equity and inclusion, career development, employee satisfaction and tenure, and execution of our company strategy. These survey results are reviewed by our people managers so that we can continue to increase employee satisfaction and improve the well-being of our employees. We value and encourage fostering mechanisms and opportunities for two-way dialogue. We actively strive to operationalize feedback provided by employees in ways that align with our business and culture. We are also committed to communication and transparency, using multiple forums and channels to allow for the sharing of appropriate, timely information to all employees.

e. Health & Safety

Ensuring the safety and wellbeing of our employees and communities is of the utmost importance to us, particularly following the COVID-19 pandemic. What we have seen as a result of the pandemic is that flexibility is top of mind and a key consideration. We continue to offer access to COVID tests and masks at no cost to our employees and visitors.

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

f. Diversity, Equity & Inclusion (“DE&I”)

We believe that fostering diversity, equity and inclusion is a business imperative which supports and encourages individuals to show up as their whole selves. Investing in meaningful DE&I work enhances culture and employee experience. We are committed to creating and maintaining a diverse, equitable, inclusive, and safe work environment. As we grow and mature, we will continue to infuse DE&I within the business including: identifying barriers that impact recruitment, development, and retention of underrepresented employees, identifying educational content, communicating the value and impact of DE&I on goals and objectives, all while continuing to focus on hiring diverse talent at all levels of the company. Our ability to innovate and meet people’s needs is strongest when all voices are heard and valued.

XV.	Facilities

Our corporate headquarters and operations are located in Cambridge, Massachusetts.

In November 2019, we entered into a lease of laboratory and office space at 301 Binney Street in Cambridge, Massachusetts and in 2021 we relocated our corporate headquarters to this location. The expiration date was originally in August 2025 and included an option to extend the term by two years. In May 2024, we entered into the First Amendment to the Lease to extend the term for approximately two years, commencing on August 19, 2025 with an option to extend the term by five years.

We believe that our facility at 301 Binney Street is adequate to meet our current needs, and that suitable additional space will be available as and when needed.

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

Item 1A. Risk Factors

Careful consideration should be given to the following risk factors, together with all other information set forth in this Annual Report, including our consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other documents that we file with the SEC, in evaluating Scholar Rock Holding Corporation and our subsidiaries (collectively, the “Company”, “we”, or “our”) and our business, before investing in our common stock. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The market price of our common stock could decline if one or more of these risks or uncertainties were to occur, which may cause you to lose all or part of the money you paid to buy our common stock. The risk factors described below disclose both material and other risks, and are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this Annual Report.

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

Risks Related to Product Development, Regulatory Approval and Commercialization

●	The regulatory approval process for our product candidates in the U.S., EU and other jurisdictions will be lengthy, time-consuming and inherently unpredictable and we may fail to receive or be delayed in receiving regulatory approval of apitegromab, SRK-181, SRK-439 and future product candidates.
●	We have never commercialized a product and are in the process of building and scaling our business for potential commercialization of apitegromab in the United States and Europe, including building our compliance, medical affairs and commercial organizations, which, if we are not able to do so successfully could negatively impact our business, including the potential for a successful commercialization of apitegromab.
●	Changes or disruptions at the FDA and other government agencies caused by funding cuts, government shutdowns, personnel reductions, substantial changes in leadership and policy, or other changes or disruptions to these agencies’ operations could prevent these agencies from performing functions on which the operation of our business relies, including the timely review and potential approval of our BLA application, and any such disruptions and changes could negatively impact our business.
●	Product development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of apitegromab, SRK-181, SRK-439, or any future product candidates. Many of the factors that cause, or lead to, a delay in the initiation or completion of clinical trials may also ultimately lead to the denial of regulatory approval or limit market acceptance of our product candidates.
●	The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later-stage clinical trials.
●	Interim, initial and preliminary results from our clinical trials that we announce or publish from time to time may change (e.g., from positive safety or efficacy results to poor or negative safety or efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.
●	We rely on third parties to conduct our clinical trials and to conduct certain aspects of our preclinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may be delayed or unable to receive regulatory approval of or commercialize apitegromab, SRK-181, SRK-439 or any future product candidates, and our business could be materially harmed.
●	Preclinical development is uncertain. Our preclinical programs, such as SRK-439, may experience delays or may never advance to clinical trials, which would adversely affect our ability to develop our product pipeline and receive regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

Risks Related to Our Business and Operations

●	Because we rely on a limited number of third-party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials, and, if approved, commercial materials, may become limited or interrupted or may not be of satisfactory quantity or quality.
●	Our reliance on third parties, such as manufacturers, may subject us to risks relating to manufacturing scale-up and may cause us to undertake substantial obligations, including financial obligations.
●	We will need to continue to grow our organization in certain areas, including our personnel, systems and relationships with third parties, in order to develop our drug candidates and we may experience difficulties in managing this growth.
●	Our executives and highly skilled technical and managerial personnel are critical to our business. If we have transition in management, lose key personnel, or if we fail to recruit additional highly skilled personnel, our ability to further develop apitegromab, SRK-181, SRK-439 and identify and develop new or next generation product candidates may be impaired.
●	Failure to comply with health care privacy and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operation results and business.

Risks Related to Intellectual Property

●	Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
●	Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Third-party claims of intellectual property infringement may prevent or delay our product discovery, development, and commercialization efforts.

Risks Related to Our Financial Condition and Capital Requirements

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
●	We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of apitegromab, SRK-181, SRK-439 and any future product candidates.

Risks Related to Our Common Stock

●	The price of our stock is volatile, and you could lose all or part of your investment.

Risks Related to Product Development, Regulatory Approval and Commercialization

The regulatory approval process for our product candidates in the U.S., EU and other jurisdictions will be lengthy, time-consuming and inherently unpredictable and we may fail to receive or be delayed in receiving regulatory approval of apitegromab, SRK-181, SRK-439 and future product candidates.

The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, promotion and distribution of drug products, including biologics, are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities outside the U.S. We are not permitted to market any biological product in the U.S. until we receive a biologics license from the FDA. Prior to filing the Biologics License Application (“BLA”) to the U.S. FDA for apitegromab as a treatment for patients with SMA in January 2025, we have not submitted a BLA to the FDA or similar marketing application to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. FDA approval of a new biologic or drug generally requires dispositive data from two (and in some cases, one) adequate and well-controlled pivotal Phase 3 clinical trials of the biologic or drug in the relevant patient population. The FDA, EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials or our analysis or interpretation of data from preclinical studies or clinical trials, the results of our clinical trials may not meet the level of statistical significance or amount of data required for approval, regulatory authorities may not agree with the statistical methods we used to evaluate our clinical data, or we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks. A BLA must also include significant information regarding the chemistry, manufacturing, and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection as well as certain key clinical sites conducting our clinical trials. The FDA, EMA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies.

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

We have never commercialized a product and are in the process of building and scaling our business for potential commercialization of apitegromab in the United States and Europe, including building our compliance, medical affairs and commercial organizations, which, if we are not able to do so successfully could negatively impact our business, including the potential for a successful commercialization of apitegromab.

Although we are preparing our commercialization capabilities in anticipation of a potential approval and commercial launch of apitegromab, we have no prior sales or distribution experience and limited capabilities for marketing and market access. We expect to invest significant financial and management resources over time to establish compliance, medical affairs and commercial organizations for the marketing, sales and distribution of apitegromab in the United States as well as Europe, if approved in each jurisdiction, and other capabilities and infrastructure to support commercial operations. If we are unable to establish these commercial capabilities and infrastructure in a timely manner or to enter into agreements with third parties to market, sell, and/or distribute apitegromab if approved, we may be unable to complete a successful commercial launch. To the extent we enter into agreements with third parties, the revenue we receive may depend upon the efforts of such third parties, over which we may have limited or no control, and our revenue from product sales may be lower than if we had commercialized the products ourselves. We also face competition in our search for third parties to assist us with the distribution, sales and marketing of our products.

Furthermore, we intend to commercialize apitegromab globally, if approved. In order to do so, we must build, on a territory-by-territory basis, marketing, sales, distribution, managerial and other capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so.

Changes or disruptions at the FDA and other government agencies caused by funding cuts, government shutdowns, personnel reductions, substantial changes in leadership and policy, or other changes or disruptions to these agencies’ operations could prevent these agencies from performing functions on which the operation of our business relies, including the timely review and potential approval of our BLA application, and any such disruptions and changes could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, staffing levels, and statutory, regulatory, and policy changes, the FDA’s and foreign regulatory authorities' ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. Disruptions at the FDA and other agencies, including substantial leadership, personnel, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last few months, the U.S. government has issued executive orders that could adversely impact FDA staffing and resources. Such changes could significantly impact the ability of the FDA to timely review and take action on our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or substantial leadership, personnel, and policy changes could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

In addition, changes in the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our products, including pricing and reimbursement framework under federal healthcare programs could affect the commercial viability of our products, create revenue uncertainty, and impact our ability to achieve profitability. Additionally, regulatory changes may introduce new challenges in obtaining FDA approval or navigating commercialization, and any delay in securing applicable regulatory approvals would adversely affect our business and prospects. These uncertainties could also present new challenges and/or opportunities as we navigate the submission of our BLA to the FDA and make other preparations for potential commercialization. Any delay in obtaining, or our inability to obtain, applicable regulatory approvals would delay or prevent commercialization of apitegromab and could materially adversely impact our business and prospects.

We are seeking priority review for apitegromab for the treatment of SMA, which we requested at the time of submission of our marketing application to the FDA, and may seek accelerated assessments for apitegromab at the time of submitting a marketing application to the EMA. Even if received, priority review designation may not result in a shorter timeline to approval, and such designation may be rescinded if a product no longer meets the qualifying criteria. An application for accelerated assessment may not be accepted by the EMA and, even if it is, there is no guarantee that a product will be granted a marketing authorization.

As appropriate, we may seek priority review at the time of submitting a marketing application for certain of our product candidates. For apitegromab for the treatment SMA, we have requested Priority Review which, if granted, would shorten the FDA’s review time to six months from the date of filing acceptance. The FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting adverse reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s Prescription Drug

User Fee Act (“PDUFA”) goal date for taking action on a marketing application from ten months to six months from FDA’s acceptance of the application for review. However, priority review does not guarantee a faster review or approval process or assure ultimate approval by the FDA. In addition, priority review designation may be rescinded if the FDA determines that a product no longer meets the qualifying criteria.

In addition, as appropriate, we may seek accelerated assessment of a marketing authorization application by the EMA for certain of our product candidates. The EMA may accept an application for accelerated assessment if the applicant can show that its product is of major interest for public health, particularly from the perspective of therapeutic innovation. Accelerated assessment reduces the timeframe for the EMA to review a marketing authorization application under the centralized procedure from 210 days (excluding “clock stops”, when applicants are required to provide additional information in response to questions from the EMA) to 150 days (excluding clock stops). There is no single definition of what constitutes major public health interest and the EMA may not accept an application for accelerated assessment. Even if an application for accelerated assessment is accepted, the evaluation of the marketing authorization application is subject to the same evidence requirements as evaluation under a standard timetable and there is no guarantee that a product will be granted a marketing authorization.

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

Apitegromab and SRK-181 are our two clinical-stage product candidates. Patients in ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies, are receiving apitegromab in conjunction with an approved SMN therapy. These patients are reliant on the continued use and availability of such therapies. If access to an approved SMN therapy such as nusinersen or risdiplam becomes limited or is unavailable, we may be forced to pause or stop our ONYX long-term extension trials, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for apitegromab in the trials or reduce the amount of data or confound the data from this trial. In May 2024, we initiated the Phase 2 EMBRAZE proof-of-concept trial of apitegromab in combination with approved GLP-1 RAs in obesity. This study relies upon the continued availability of such GLP-1 RA. Access to approved GLP-1 RAs are limited for use in clinical trials and may continue to be limited for such use. If GLP-1 RAs become more limited or unavailable, we may be unable to enroll, or may be delayed in enrolling patients, or may be forced to stop our Phase 2 study. While we have obtained substantial supply of an approved GLP-1 RA for use in this Phase 2 study, we cannot assure you that we will be able to obtain adequate supply for future studies of our product candidate in obesity. Patients in Part B of our ongoing Phase 1 DRAGON clinical trial of SRK-181 in patients with locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibody therapies are receiving SRK-181 in conjunction with an approved anti-PD-(L)1 therapy such as pembrolizumab. If access to the approved anti-PD-(L)1 therapy becomes limited or is unavailable, we may be forced to pause or stop our Phase 1 DRAGON clinical trial, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for SRK-181 in the trial. Any delay or suspension of our clinical trials would significantly and delay our clinical development programs and harm our business, financial condition and results of operations.

The results or success of preclinical studies and early-stage clinical trials of our product candidates may not be predictive of future results or replicated in later preclinical studies or clinical trials of our product candidates in the same indications or other indications.

The results or success of preclinical studies and early-stage clinical trials of our product candidates may not be predictive of future results or replicated in later preclinical studies or later-stage clinical trials. Preclinical studies and early-stage clinical trials are primarily designed to study PK and PD, understand the side effects of product candidates, and evaluate various doses and dosing schedules. Our current or future product candidates may demonstrate different chemical, biological and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Product candidates in later-stages of clinical trials may fail to show desired pharmacological properties or produce positive safety and efficacy results despite having progressed through preclinical studies and early-stage clinical trials. We completed a Phase 1 clinical trial for apitegromab in healthy adult volunteers and our Phase 2 TOPAZ clinical trial for the treatment of patients with Type 2 and Type 3 SMA. In 2024, we announced data from the Phase 2 TOPAZ trial extension period which showed patient outcomes at 48 months of treatment with apitegromab. These data show that continued treatment with apitegromab over the extended period was associated with sustained clinical benefit, a continued favorable safety profile with no new safety findings, and a retention rate of over 90% in patients with nonambulatory Types 2 and 3 SMA receiving SMN therapy. In January 2022, we initiated our Phase 3 SAPPHIRE clinical trial of apitegromab for the treatment of patients with Type 2 and Type 3 SMA and in October 2024, we announced positive top-line data from our Phase 3 SAPPHIRE clinical trial evaluating the efficacy and safety of apitegromab. We also announced in October 2023 our plans to expand into cardiometabolic disorders based on preclinical data with SRK-439, and we initiated the Phase 2 EMBRAZE proof-of-concept trial of apitegromab in combination with a GLP-1 RA in obesity in May 2024 with top-line results expected in the second quarter of 2025. We cannot assure you that any future clinical trials of apitegromab, such as our Phase 2 clinical trial in obesity, or of SRK-439 will show positive results. Additionally, product candidates evaluated in one disease indication may interact in unforeseen or harmful ways in a patient population with a different disease indication than was previously studied. For example, we have initiated a Phase 2 clinical trial of apitegromab in obesity. Apitegromab may interact in unforeseen or different ways in the obesity population than in the SMA patient population. There can be no assurance that any of our current or planned clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There can also be no assurance that any of our future clinical trials will show similar results to our earlier clinical trials or support further development or registration of any of our product candidates.

Interim, initial, or preliminary results from our clinical trials that we announce or publish from time to time may change (e.g., from positive safety or efficacy results to poor or negative safety or efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.

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

We rely especially heavily on third parties over the course of our clinical trials, and, as a result, have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their individual employment policies or compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with Good Clinical Practice (“GCP”) requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional preclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. We also are required to register certain ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in civil monetary penalties, adverse publicity and civil and criminal sanctions. The FDA and National Institutes of Health have signaled the government’s willingness to begin enforcing these registration and reporting requirements against non-compliant clinical trial sponsors.

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

●	the second applicant can establish in its application that its medicinal product, although similar to the orphan medicinal product already authorized, is safer, more effective or otherwise clinically superior; or
●	the holder of the marketing authorization for the orphan medicinal product consents to a second medicinal product application; or
●	the holder of the marketing authorization for the original orphan medicinal product cannot supply sufficient quantities of orphan medicinal product.
●	See the sections of this Annual Report entitled, “Business — Government Regulation — US Biological Product Development — Orphan Drug Designation” and “Business – Government Regulation – European Union Drug Development — European Union Orphan Designation and Exclusivity.”

The FDA may reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

The FDA’s authority to grant rare pediatric disease designations expired on December 20, 2024. Under the amended statutory sunset provisions, the FDA may award a priority review voucher for an approved rare pediatric disease product application only if the sponsor has rare pediatric disease designation for the drug and if that designation was granted by December 20, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers. If the BLA for apitegromab is not approved on or prior to September 30, 2026 for any reason, it will not be eligible for a priority review voucher. However, it is possible the authority for the FDA to award rare pediatric disease priority review vouchers will be further extended by Congress.

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

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification and rescind the breakthrough designation. See the sections of this Annual Report entitled, “Business — Government Regulation — US Biological Product Development — Expedited Development and Review Programs.”

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

See the section of this Annual Report entitled, “Business – Government Regulation – European Union Drug Development — European Union Expedited Review and Development.”

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

If any of our product candidates are approved, they will be subject to ongoing regulatory requirements, including requirements related to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, import, export, conduct of post-marketing studies and submission of safety, efficacy and other post-marketing information. The safety and efficacy profile of any product will continue to be closely monitored by the FDA and comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with current Good Manufacturing Practice (“cGMP”) and GCP requirements for any clinical trials that we conduct post-approval.

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

If apitegromab, SRK-181, SRK-439 or any future product candidate we develop receives marketing approval, whether as a single agent or in conjunction with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. There may be delays in getting our product candidates, if approved, on hospital or insurance formularies or limitations on coverage that may be available in the early stages of commercialization for newly approved drugs. If any of our product candidates are approved but fail to achieve market acceptance among hospitals, physicians, patients or health care payors, we will not be able to generate significant revenues, which would have a material adverse effect on our business, prospects, financial condition and results of operations. For example, doctors may deem it sufficient to treat patients with SMA with an SMN therapy such as nusinersen or risdiplam, and therefore will not be willing to utilize apitegromab in conjunction with such SMN therapy. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and safety of such product candidate as demonstrated in clinical trials;
●	the indications for which the product candidate is approved;
●	efficacy and potential advantages compared to alternative treatments;
●	the ability to obtain sufficient third-party coverage and adequate reimbursement;
●	the amount, scope and nature of the clinical data (and other forms of data) available;
●	the ability to offer our products, if approved, for sale at competitive prices;
●	the timing of market introduction of our products as well as competitive products;
●	convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support; and
●	the prevalence and severity of any side effects.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market apitegromab, we may not be successful in commercializing apitegromab if and when it is approved.

We have recently begun to build our sales or marketing infrastructure and have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product for which we retain sales and marketing responsibilities, we must continue to develop a sales and marketing organization and/or outsource certain functions to third parties.

There are risks involved both with establishing our own sales and marketing capabilities and with entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our product candidates on our own include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
●	the inability of sales personnel to obtain access to physicians or educate adequate numbers of physicians on the benefits of prescribing any future products; and
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we enter into arrangements with third parties to perform sales, marketing, third-party logistics providers, specialty distributors, specialty pharmacies, patient service providers and distribution services, our product revenue or the profitability of these product revenue to us may be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

We have no experience manufacturing our product candidates on a commercial scale. We rely on a limited number of third-party contract manufacturers to manufacture all of our clinical trial product supplies and, if approved, all of our commercial product supplies, including all of our drug substance, drug product, labeling, and packaging. We do not own our own manufacturing facilities for producing any clinical trial or commercial product supplies. There can be no assurance that our preclinical, clinical development, and, if approved, commercial product supplies will not be limited or interrupted due to impacts to our third-party contract manufacturers. For example, we rely on a single source supplier for the manufacture of apitegromab and SRK-181. Any replacement of our current drug substance contract manufacturer or drug product contract manufacturer would require significant resources, lead time and expertise because there may be a limited number of qualified replacements. In addition, our ability to procure sufficient supplies for the development of apitegromab, SRK-181, SRK-439 or future product candidates could be impacted by factors outside of our control such as current macroeconomic and geopolitical events and the changing rates of inflation and interest rates. We have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party contract manufacturers supply and/or manufacture materials or products for other companies, which exposes our third-party contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally.

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMP. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. These factors would increase our reliance on the original manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we must change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop and commercialize product candidates in a timely manner or within budget.

We expect to continue to rely on third-party manufacturers for commercial supplies of drug substance, drug product, and packaged and labeled product for apitegromab, if we receive regulatory approval. We will also rely on our contract manufacturers to manufacture sufficient quantities of apitegromab to produce validation batches. We do not have long-term supply agreements in place with many of our contract manufacturers, and each batch of our drug product for our product candidates is individually contracted through a purchase order governed by master service and quality agreements. If our existing drug product contract manufacturers for our product candidates are not willing to enter into long-term supply agreements, or are not willing or are unable to supply product candidate supplies to us, we could be required to engage new contract manufacturers who would need to scale up the manufacturing process before we would be able to use the product candidate supplies they manufacture, which could result in delays to our clinical trials or future commercialization plans, if we are successful and gain approval.

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

In addition, we contract with fill and finishing providers which we believe have the appropriate expertise, facilities and scale to meet our needs. Failure to maintain compliance with cGMP can result in a contractor receiving FDA sanctions, which can impact our ability to operate or lead to delays in any clinical development programs or commercial supply. We believe that our current fill and finish contractors are operating in accordance with cGMP, but we can give no assurance that the FDA, EMA, competent authorities of the EU Member States or other regulatory agencies will not conclude that a lack of compliance exists. In addition, any delay in contracting for fill and finish services, or failure of the contract manufacturer to perform the services as needed, may delay any clinical trials, registration and commercial launches, which could negatively affect our business.

Our reliance on third parties, such as manufacturers, third-party logistics providers, specialty distributors, specialty pharmacies, and patient service providers, may subject us to risks relating to manufacturing scale-up and may cause us to undertake substantial obligations, including financial obligations.

In order to conduct later-stage clinical trials, or, if approved, produce commercial product, we will need to manufacture such product candidate in large quantities. In particular, we expect to rely on our contract manufacturers to scale our manufacturing processes for future clinical trials of apitegromab, and if our development efforts are successful and if apitegromab is approved, for commercial supply of apitegromab. We, or any manufacturing partners, may be unable to successfully increase the manufacturing capacity for apitegromab in a timely or cost-effective manner to meet our supply requirements. If we successfully commercialize any of our product candidates, we may be required to establish large-scale commercial manufacturing capabilities. As our drug development pipeline increases and matures, we will have a greater need for clinical study and commercial manufacturing capacity. In addition, quality-control issues may arise during scale-up activities. If we, or any manufacturing partners, are unable to successfully scale-up the manufacture of our product candidates in sufficient quality and quantity, the development, testing, clinical trials, and if approved, commercial supply, of that product candidate may be delayed or infeasible, and regulatory approval, commercial launch or commercial supply of any resulting product may be delayed or not received, which could significantly harm our business.

Our reliance on third-party logistics providers, specialty distributors, specialty pharmacies, and patient services providers may subject us to risks that could impact the commercialization and patient access to apitegromab. If apitegromab is approved, we expect to use limited distribution agreements, which could concentrate supply with a small number of specialty pharmacies, increasing the risk of distribution disruptions, capacity constraints, and gaps in patient access if these partners fail to perform. Additionally, third parties manage high-touch patient support, reimbursement processing, and copay assistance, and any failures in these areas could lead to delays in initiation of treatment, coverage denials, and financial barriers for patients. Additionally, challenges such as disruptions in logistics, quality-control issues, non-compliance with regulatory requirements, or delays in onboarding key distribution partners may arise. If we or our third-party distribution service providers fail to scale and manage commercial distribution operations efficiently, the launch, commercialization, or continued supply of apitegromab may be delayed or compromised, which could significantly harm our business, reputation, and financial results.

We will need to continue to grow our organization in certain areas, including our personnel, systems and relationships with third parties, in order to develop and potentially commercialize our product candidates, and we may experience difficulties in managing this growth.

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

Our executives and highly skilled technical and managerial personnel are critical to our business. If we have transition in management, lose key personnel, or if we fail to recruit additional highly skilled personnel, our ability to further develop and potentially commercialize apitegromab, SRK-181 and SRK-439 and identify and develop new or next generation product candidates may be impaired.

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

Our employees, independent contractors, consultants, commercial partners, vendors and distributors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws and regulations of the FDA, EU Member States, EMA and other similar foreign regulatory bodies; provide true, complete and accurate information to the FDA, EMA and other similar foreign regulatory bodies; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we receive FDA approval or EMA approval or approval from other foreign regulatory bodies of apitegromab, SRK-181, SRK-439 or any future product candidates and begin commercializing those products in the U.S. or in such other jurisdictions, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by our employees, independent contractors, consultants, commercial partners and vendors, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of civil, criminal and administrative penalties, damages, monetary fines, individual imprisonment, disgorgement, possible exclusion from participation in government healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and the curtailment of our operations, any of which could adversely affect our ability to operate our business, financial condition and results of operations.

Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

Changes in statutes, regulations or the interpretation of existing statutes or regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; (iv) additional record-keeping requirements; or (v) changes to our pricing arrangements, or coverage of or reimbursement for our products. If any such changes were to be imposed, they could adversely affect the profitability and operation of our business. See the sections of this Annual Report entitled, “Business — Government Regulation — Current and Future Healthcare Reform Legislation” and “Business – Government Regulation – Coverage and Reimbursement.”

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information received in the course of patient recruitment for clinical trials. See the section in this Annual Report entitled “Business – Government Regulation – Other Healthcare Laws.”

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

We have conducted our Phase 2 TOPAZ clinical trial and Phase 3 SAPPHIRE clinical trial of apitegromab in the European Economic Area (“EEA”), and are currently conducting ONYX, our long-term extension clinical trial of apitegromab, in the EEA and the UK, and may conduct future clinical trials in the EEA or the UK and therefore may be subject to additional privacy laws. The EU General Data Protection Regulation (the “EU GDPR”) imposes a broad range of strict requirements on companies subject to the EU GDPR, including requirements relating to having legal bases and conditions for processing personal information relating to personal data and transferring such personal data outside the EEA or the UK, including to the U.S., providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, where required reporting security breaches involving personal data to the competent national data protection authority and affected individuals, where required, appointing data protection officers, where required conducting data protection impact assessments for high risk processing, and record-keeping. The EU GDPR imposes penalties in the event of non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR.

The EU GDPR ceased to apply in the UK after the UK’s exit from the EU on January 31, 2020, but the UK incorporated the EU GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (“ the UK GDPR”). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but currently still aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the UK is recognized as providing adequate protection under the EU GDPR (“UK Adequacy Decision”) and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Likewise, personal data transfers from the UK to the EEA remain free flowing. The UK Government introduced a Data Protection and Digital Information Bill which failed in the UK legislative process. A new Data (Use and Access) Bill (“UK Bill”) has been introduced into parliament. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the European Commission, or EC. Further, this may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

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

In July 2023, the EC adopted its adequacy decision for the EU-U.S. Data Privacy Framework (“Framework”). On the basis of the new adequacy decision, personal data can flow safely from the EU to U.S. companies participating in the Framework, without having to put in place additional data protection safeguards. There has been an extension to the Framework to cover UK transfers to the United States. The long-term validity of the Framework remains uncertain as the Framework could be challenged like its predecessor frameworks. This complexity and the additional contractual burden increases our overall risk exposure. There may be further divergence in the future, including with regard to administrative burdens.

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

In addition, in the United States, many states in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Further, in some cases where we process sensitive and personal information of individuals from numerous states, we may find it necessary to comply with the most stringent state laws applicable to any of the information. For example, California’s California Consumer Privacy Act (“CCPA”), creates comprehensive individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. While there are currently exceptions for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA, as amended by the California Privacy Rights Act, and other enacted or proposed comprehensive state consumer privacy legislation may impact our business activities. We continue to monitor the impact that the state consumer privacy and protection laws, like the CCPA, may have on our business activities. See the section in this Annual Report entitled “Business – Government Regulation – European General Data Protection Regulation and “Business – Government Regulation – Other Healthcare and Privacy Laws.”

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

We may build and integrate artificial intelligence into our offerings, and this innovation may present risks and challenges that could affect its adoption, and therefore our business. If we enable or offer solutions that draw controversy due to perceived or actual negative societal impact, we may experience brand or reputational harm, competitive harm or legal liability. The use of certain artificial intelligence technology can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement, for example where third-party data sources are used to train artificial intelligence models, or the output of artificial intelligence systems reproduce or incorporate third party intellectual property rights, in each case without the right to do so.

Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”), the world’s first comprehensive AI law, entered into force on August 1, 2024 and most provisions of which will become effective on August 2, 2026. This legislation imposes tiered obligations on providers and deployers of artificial intelligence systems which are put onto the EU market, or where the output is intended for use in the EU market, depending on the risk classification of the AI system, and encourages providers and deployers of artificial intelligence systems to account for EU fundamental rights in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, and if the AI systems are considered high risk, we would be required to implement substantive risk and quality management systems and post-market monitoring systems and adhere to specific and burdensome and costly ethical, accountability, and administrative requirements. Other jurisdictions, including the United States and UK, are also taking steps to regulate AI systems. The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain our service offerings to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible, safe and ethical manner and to minimize any real or perceived unintended harmful impacts.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, including policy, leadership and personnel changes, could prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

A prolonged government shutdown or other disruption including significant leadership and personnel changes, could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

Global events, including global health concerns could also result in social, economic, and labor instability in the countries in which we operate or where the third parties with whom we engage, including our clinical trial sites and manufacturing facilities of our third-party contract manufacturers, operate. Unforeseen global events, such as increasing rates of inflation and interest, could adversely impact our business. For example, we are conducting ONYX, our long-term extension clinical trial of apitegromab in the EU could adversely affect the conduct of our clinical trials. Such conflicts could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyberattacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business.

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

The success of our product candidates, apitegromab and SRK-181, and future product candidates such as SRK-439, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, apitegromab, SRK-181, SRK-439 or future product candidates or assure that coverage and reimbursement will be available for any product that we may develop. See the sections in this Annual Report entitled “Business– Government Regulation – Coverage and Reimbursement” and “Business–Government Regulation–Current and Future Healthcare Reform Legislation.”

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

In the U.S., no uniform policy of coverage and reimbursement for products exists among third party payors, Coverage and reimbursement for products can differ significantly from payor to payor. One payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. Coverage and reimbursement for products may vary widely from payor to payor, state-to-state (for example, state Medicaid coverage and reimbursement for products may be subject to varying degrees of coverage restrictions or delays) or across national payors from country to country.

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

Our current patents covering our proprietary technologies and our product candidates are expected to expire beginning in 2034, without taking into account any possible patent term adjustments or extensions. Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the U.S. or foreign jurisdictions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a material adverse effect on our business, results of operations, financial condition and prospects. We own pending patent applications covering our proprietary technologies or our product candidates that if issued as patents are expected to expire from 2034 through 2046, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.

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

We are a biopharmaceutical company formed in 2012 and our operations to date have been focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. We have not yet demonstrated the ability to progress any of our product candidates through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the fiscal year ended December 31, 2024 and 2023, we reported a net loss of $246.3 million and $165.8 million, respectively. We have incurred losses since our inception, and as of December 31, 2024, we had an accumulated deficit of $922.7 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, apitegromab, SRK-181, SRK-439, and any future product candidates and prepare for the commercialization of apitegromab, if approved.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, including clinical trials for apitegromab and SRK-181 and preclinical studies and clinical trials for SRK-439 and any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of December 31, 2024, we had approximately $437.3 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents, marketable securities and cash available to us as of December 31, 2024, will be sufficient to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2026. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Additionally, any program setbacks or delays due to changes in federal or state laws or clinical site or clinical vendor policies as a result of the impacts of current macroeconomic and geopolitical events, increasing rates of inflation and rising interest rates could impact our programs and increase our expenditures. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

As of December 31, 2024, we had net operating loss carryforwards for federal and state income tax purposes of $512.6 million and $498.8 million, respectively, which begin to expire in 2032, except for our post 2017 federal net operating loss carryforwards of $462.1 million, and $0.2 million of state net operating losses which do not expire. As of December 31, 2024, we also had available tax credit carryforwards for federal and state income tax purposes of $54.9 million and $7.7 million, respectively, which begin to expire in 2034 and 2025, respectively. Additionally, for taxable years beginning after December 31, 2017 the deductibility of the indefinite lived federal and state net operating losses is limited to 80% of our taxable income in any future taxable year. Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Private placements and other transactions that have occurred since our inception, as well as our IPO, may trigger such an ownership change pursuant to Section 382 of the Code. Any such limitation, whether as the result of our IPO, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years.

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

As of December 31, 2024, the fair value of our cash, cash equivalents and investments in our marketable debt securities portfolio was approximately $437.3 million and consisted primarily of investments in money market funds and U.S. treasury obligations and government agency securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

At December 31, 2024, we had $20,000 in net unrealized losses in our marketable securities available-for-sale portfolio, and unrealized losses in our securities portfolio may increase in the future due to the aforementioned economic factors. While our goal is to hold each security until maturity, that may not be possible in light of our policy to preserve capital and liquidity and because investment in securities with unrealized losses has a diminished utility as a source of liquidity prior to maturity. Selling securities with an unrealized loss would result in the realization of such losses, which could have an adverse effect on our financial condition and results of operations.

The terms of our loan and security agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On February 10, 2025, we entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan and Security Agreement”) with Oxford Finance LLC (“Oxford”). The Amended and Restated Loan and Security Agreement amends and restates in its entirety that certain Loan and Security Agreement dated as of October 16, 2020, as amended.

The Amended and Restated Loan and Security Agreement provides us with up to $200.0 million of borrowing capacity. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the Amended and Restated Loan and Security Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

If we default under the Amended and Restated Loan and Security Agreement, Oxford may accelerate all of our repayment obligations and exercise all of their rights and remedies under the Amended and Restated Loan and Security Agreement and applicable law, potentially requiring us to renegotiate our agreement on terms less favorable to us. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Oxford could declare a default upon the occurrence of customary events of default, including events that they interpret as a material adverse change as delineated in the Amended and Restated Loan and Security Agreement, payment defaults or breaches of certain affirmative or negative covenants, thereby requiring us to repay the loan immediately. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. Additionally, if we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Furthermore, our ability to pay cash dividends is currently restricted by the terms of our debt facility with Oxford, and future debt or other financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock.

Our Board members, management, and their affiliates, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2024, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 9% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are a “smaller reporting company” as defined in the Exchange Act, and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies, including reduced disclosure obligations regarding executive compensation.

While we are no longer an “emerging growth company”, we are a “smaller reporting company” as defined in the Exchange Act, and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies, including reduced disclosure obligations regarding executive compensation if we are eligible to do so. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company also mean our auditors are not required to audit our internal control over financial reporting for so long as we report less than $100 million in annual revenues for the most recent fiscal year and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock price may be more volatile. We will remain a smaller reporting company until our public float exceeds $250 million or our annual revenues exceed $100 million with a public float greater than $700 million as of the prior June 30 in any given year.

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

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our bylaws, any action to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation or bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. In addition, our amended and restated bylaws contain a provision by virtue of which, unless we consent in writing to the selection of an alternative forum, the U.S. District Court for the District of Massachusetts will be the exclusive forum for any complaint asserting a cause of action arising under the Securities Act. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions, however, stockholders cannot and will not be deemed to have waived compliance with federal securities laws and the rules and regulations thereunder. We have chosen the U.S. District Court for the District of Massachusetts as the exclusive forum for such causes of action because our principal executive offices are located in Cambridge, Massachusetts. Some companies that have adopted similar federal district court forum selection provisions have had such provisions challenged in legal proceedings by stockholders. While the Delaware Supreme Court ruled in March 2020 in Salzburg et al. v. Sciabacucchi that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum selection provision, and we may incur additional costs of litigation should such enforceability be challenged. If the federal forum selection provision is otherwise found inapplicable to, or unenforceable in respect of, one or more of the specified actions or proceedings, we may incur additional costs, which could have an adverse effect on our business, financial condition or results of operations. We recognize that the federal district court forum selection clause may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims, particularly if the stockholders do not reside in or near the Commonwealth of Massachusetts. Additionally, the choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

We have issued a substantial number of warrants and equity awards from our equity plans which are exercisable into shares of our common stock which could result in substantial dilution to the ownership interests of our existing stockholders.

As of December 31, 2024, approximately 8,678,664 shares of our common stock were reserved for issuance upon exercise of outstanding common stock purchase warrants. As of December 31, 2024, we also have 17,362,147 shares of our common stock reserved for issuance upon exercise of pre-funded warrants, which are already included in our calculation of our weighted average common shares outstanding. Additionally, 11,956,594 shares of our common stock were reserved for issuance upon exercise of outstanding stock options and vested restricted stock units. The exercise of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

The sales of a substantial number of the shares and/or the exercise and sale of a substantial number of the pre-funded warrants and common stock purchase warrants in the public market or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock. In addition, the sale of substantial amounts of our common stock could adversely impact the price of our common stock. The sale, or the availability for sale, of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

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

From January 1, 2024 through December 31, 2024, we did not sell any shares of common stock through the Jefferies sales agreement.

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

We maintain a team of internal and external information technology specialists who are responsible for the design, implementation, and operation of our information technology ecosystem and cybersecurity governance processes. We engage with certain external parties, including consultants, computer security firms and risk management advisors, peer companies, and industry groups in an effort to enhance our cybersecurity oversight and risk management strategy. We also use security technologies, including third-party solutions and monitoring tools that are designed to identify and mitigate cybersecurity risks. Further, we regularly engage third parties to conduct penetration testing, security assessments and tabletop exercises. We also engage a virtual chief information security officer (“vCISO”) to support and advise on our cybersecurity program. We have a process to consider the internal risk oversight programs of critical third-party service providers, including through security questionnaires and contractual requirements, as appropriate. In addition, in an effort to deter and detect cyber threats, we have implemented an annual training program to provide employees with data protection, cybersecurity and incident response and prevention training.

We have not identified any cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors have from time to time experienced threats and security incidents. For more information, please see the section entitled “Risk Factors.”

Governance Related to Cybersecurity Risks

The Audit Committee of our Board of Directors provides direct oversight over cybersecurity risk and provides updates to the Board of Directors regarding such oversight. The Audit Committee receives periodic updates from management, including from our Vice President, Information Technology (the “VP of IT”), regarding cybersecurity matters, such as relevant cybersecurity risk assessments, as applicable. We have established a process for the Audit Committee to be notified in the event of significant cybersecurity threats or incidents.

The VP of IT leads the operational oversight of company-wide cybersecurity strategy, policies, processes, and support staff. Additionally, the VP of IT works across all relevant departments to assess and help prepare us and our employees to address cybersecurity risks. The VP of IT reports and provides regular updates to the Chief Operations Officer and Chief Financial Officer on the cybersecurity program as well as periodic updates to executive management, as needed. Our VP of IT has worked in the information technology field for over 20 years at biotechnology companies including publicly-traded organizations.

Item 2. Properties

Our corporate headquarters and operations are located in Cambridge, Massachusetts.

In November 2019, we entered into a lease of laboratory and office space at 301 Binney Street in Cambridge, Massachusetts to be used as our new corporate headquarters. The expiration date was originally in August 2025 and included an option to extend the term by two years. In May 2024, we entered into the First Amendment to the Lease to extend the term for approximately two years, commencing on August 19, 2025 with an option to extend the term by five years.

We believe that our existing facility is adequate to meet our current needs, and that suitable additional space will be available as and when needed.

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

Stockholders

As of February 24, 2025, there were approximately four stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

Dividends

We have never declared or paid any dividends to our stockholders since our inception and we do not plan to declare or pay cash dividends in the foreseeable future. We currently anticipate that we will retain all available funds and any future earnings for the operation and expansion of our business. Furthermore, our ability to pay cash dividends is currently restricted by the terms of our debt facility with Oxford. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend on, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Equity Compensation Plans

The information required under this item is incorporated herein by reference to Item 12 of Part III of this Annual Report, such information to be provided in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

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

Based on this proprietary and scalable technology platform, we are building a growing portfolio of novel product candidates with the aim of transforming the lives of patients suffering from a wide range of serious diseases, including neuromuscular disorders, cardiometabolic disorders, cancer, fibrosis and iron-restricted anemia. We have discovered and progressed the development of:

●	Apitegromab, an investigational, fully human monoclonal antibody that inhibits myostatin activation by selectively binding the pro- and latent forms of myostatin in skeletal muscle and is being developed for the treatment of SMA. We also believe apitegromab could have potential in the treatment of other neuromuscular disorders where the inhibition of myostatin may be beneficial.
●	SRK-439, a novel, preclinical, investigational myostatin inhibitor that has high in vitro affinity for pro- and latent myostatin and maintains myostatin specificity and is being developed for the treatment of cardiometabolic disorders.
●	SRK-181, an investigational inhibitor of the activation of latent TGFβ1, that is being developed for the treatment of cancers that are resistant to anti-PD-(L)1 antibody therapies.
●	SRK-373, a novel, preclinical, investigational TGFβ inhibitor that selectively inhibits the activation of latent TGFβ1 isoform in the context of fibrotic extracellular matrix and that avoids perturbing TGFβ1 presented by cells of the immune system and is being developed for the treatment of fibrotic diseases.

●	SRK-256, a novel, preclinical, investigational inhibitor that selectively inhibits RGMc or hemojuvelin, the co-receptor of bone morphogenic protein 6 (“BMP6”) and hence inhibits BMP6 signaling. BMP6 signaling is critical for iron homeostasis and SRK-256 has wide potential applicability in states of iron-restricted anemias.

●	Additional discovery and early preclinical programs related to the selective modulation of growth factor signaling.

Our first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-targeted therapy for the treatment of SMA. We completed SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with nonambulatory Type 2 and Type 3 SMA (which is estimated to represent the majority of the current prevalent SMA patient population in the U.S. and Europe) and announced positive top-line results in October 2024. The study achieved its primary endpoint. We submitted a U.S. Biologics License Application to the FDA in January 2025 and are planning to submit a European Union marketing authorization application to the European Medicines Agency (“EMA”) in the first quarter of 2025. If apitegromab is approved, we expect to initiate a commercial product launch in the fourth quarter of 2025 in the United States, with a commercial launch of apitegromab in Europe to follow.

Apitegromab was evaluated in our Phase 2 TOPAZ proof-of-concept clinical trial for the treatment of patients with Type 2 and Type 3 SMA. Positive 12-month top-line results were initially announced in April 2021. We have subsequently presented data from the TOPAZ trial over 24-months (2022), 36-months (2023) and 48-months (2024). At 48-months over 90% of TOPAZ patients with nonambulatory Type 2 and 3 SMA receiving a survival motor neuron (“SMN”) therapy remained on apitegromab treatment and showed sustained clinical benefit, a continued favorable safety profile with no new safety findings. Additionally, we are conducting a long-term extension study, ONYX, for patients from both the TOPAZ and SAPPHIRE studies, who were receiving apitegromab in conjunction with an approved SMN therapy. The FDA granted Fast Track designation, Rare Pediatric Disease designation and Orphan Drug designation to apitegromab for the treatment of SMA in May 2021, August 2020 and March 2018, respectively. The EMA granted Priority Medicines (“PRIME”) designation in March 2021 and the EC granted orphan medicinal product designation in December 2018 to apitegromab for the treatment of SMA.

In October 2023, we announced an expansion of our therapeutic focus into cardiometabolic disorders by advancing our anti-myostatin program with SRK-439, a novel, fully human anti-myostatin monoclonal antibody, for evaluation in cardiometabolic disorders, including obesity. We are developing SRK-439 towards a potential IND submission in the third quarter of 2025. In 2024, we presented preclinical data at scientific conferences which support the potential of SRK-439 to increase lean mass and contribute to a favorable body composition in conjunction with a GLP-1 receptor agonist (“GLP-1 RA”) treatment. To inform the development of SRK-439, in May 2024 we initiated the Phase 2 EMBRAZE proof-of-concept trial, designed to assess the safety and efficacy of apitegromab to preserve muscle mass in individuals living with obesity and on background therapy of a GLP-1 RA. In September 2024, we announced that we completed enrollment in the Phase 2 EMRAZE proof-of-concept trial. Top-line results from this trial are expected in the second quarter of 2025.

We believe that apitegromab has the potential to be the first muscle-targeted therapy that is aimed at improving motor function in patients with SMA who are receiving an SMN therapy. We also have identified multiple other diseases for which the selective inhibition of the activation of myostatin may offer therapeutic benefit, including additional patient populations in SMA (such as patients with SMA under 2 years of age) and indications for other neuromuscular disorders beyond SMA.

Our second product candidate, SRK-181, a highly selective inhibitor of the activation of latent TGFβ, is being developed for the treatment of cancers that are resistant to CPI therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies (referred to together as anti-PD-(L)1 antibody therapies). SRK-181 is being evaluated in our Phase 1 DRAGON proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibody therapies. We completed enrollment of the DRAGON trial in December 2023 and continue to treat patients who remain on study. This two-part clinical trial consists of a dose escalation portion (Part A) and a dose expansion portion evaluating SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy (Part B). Part B commenced in 2021 and includes the following active cohorts: urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, ccRCC, and HNSCC. Safety, efficacy and biomarker data were presented in June 2024 at the ASCO annual meeting and in November 2024 at the SITC 39th Annual Meeting. The data showed encouraging responses in heavily pretreated and anti-PD-(L)1 resistant patients across multiple tumor types. We believe that the DRAGON trial achieved its study objectives by showing objective, durable clinical responses in patients with ccRCC resistant to PD-1 therapy above what is expected from continuing PD-1 alone. We anticipate that emerging data from the DRAGON trial will be presented at medical meetings in the future.

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

We have incurred significant operating losses since inception. Our net losses were $246.3 million for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $922.7 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future in performing our ongoing activities, as we:

●	develop our commercialization capabilities to support product sales, marketing and distribution activities;
●	continue development activities for apitegromab, including the completion of our Phase 3 SAPPHIRE pivotal clinical trial in SMA, the conduct of ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies and the associated drug supply;
●	continue research and development activities for SRK-181, including the conduct of our Phase 1 DRAGON proof-of-concept clinical trial;
●	continue research and development activities for our cardiometabolic program, including our Phase 2 EMBRAZE proof-of-concept trial with apitegromab and advancing SRK-439 towards a potential IND submission in the third quarter of 2025;
●	continue to discover, validate and develop additional product candidates through the use of our proprietary platform;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional research, development, commercial and other business personnel; and
●	continue to build the infrastructure to support our operations as a public company.

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

The successful development of apitegromab, SRK-181, SRK-439, SRK-373, SRK-256 and any future product candidates is uncertain. Accordingly, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of apitegromab, SRK-181, SRK-439, SRK-373, SRK-256 and any future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of our product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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

A change in the outcome of any of these variables with respect to the development of apitegromab, SRK-181, SRK-439, SRK-373, SRK-256 or any of our future product candidates could significantly change the costs and timing associated with the development of that product candidate.

General and Administrative

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and equity-based compensation expenses for personnel in executive, finance, business development, investor relations, legal, information technology, human resources and commercial functions. Other significant general and administrative expenses include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting, consulting services, professional fees and corporate expenses. We expect general and administrative expense to increase as we continue to invest in building the infrastructure to support the commercialization of apitegromab.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our cash, cash equivalents and marketable securities, partially offset by interest expense incurred on our debt facility, including amortization of debt discount and debt issuance costs.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023 (in thousands, except percentages):

	Year Ended December 31,		Change
	2024	2023	$	%
Operating expenses:
Research and development	$184,550	$121,900	$62,650	51.4%
General and administrative	67,504	49,395	18,109	36.7%
Total operating expenses	252,054	171,295	80,759	47.1%
Loss from operations	(252,054)	(171,295)	(80,759)	47.1%
Other income (expense), net	5,760	5,506	254	4.6%
Net loss	$(246,294)	$(165,789)	$(80,505)	48.6%

Operating Expenses

Research and Development

Research and development expense was $184.6 million for the year ended December 31, 2024 compared to $121.9 million for the year ended December 31, 2023, an increase of $62.7 million, or 51.4%. The following table summarizes our research and development expense for the years ended December 31, 2024 and 2023 (in thousands, except percentages):

	Year Ended December 31,		Change
	2024	2023	$	%
External costs by program:
Apitegromab	$78,290	$40,701	$37,589	92.4%
SRK-181	9,957	14,200	(4,243)	(29.9)%
SRK-439	11,638	631	11,007	1,744.4%
Other early programs and unallocated costs	3,047	5,187	(2,140)	(41.3)%
Total external costs	102,932	60,719	42,213	69.5%
Internal costs:
Employee compensation and benefits	64,354	44,594	19,760	44.3%
Facility and other	17,264	16,587	677	4.1%
Total internal costs	81,618	61,181	20,437	33.4%
Total research and development expense	$184,550	$121,900	$62,650	51.4%

The increase in research and development expense was primarily attributable to the following:

●	An increase in our external research and development costs of $42.2 million, which primarily consisted of:
o	$37.6 million increase in costs associated with apitegromab primarily due to clinical trial costs, particularly the conduct of ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies and our Phase 2 EMBRAZE proof-of-concept study (including purchases of

GLP-1 RA drug), as well as an increase in drug supply manufacturing, including to support lifecycle management initiatives;
o	$4.2 million decrease in costs associated with SRK-181 mostly due to purchases of pembrolizumab in 2023 which were used in the Phase 1 DRAGON clinical trial;
o	$11.0 million increase in preclinical costs and manufacturing development for SRK-439; and
o	$2.1 million decrease in costs in other early development candidates and unallocated costs;
●	$20.4 million increase in internal research and development costs, which was primarily driven by an increase in employee related costs, including salaries, benefits and non-cash equity-based compensation expense related to increased headcount, as well as an increase in temporary support expense.

Total research and development expenses are expected to continue to be substantial, driven by employee compensation costs and development costs associated with our clinical stage programs as we continue development activities for apitegromab in SMA, including the completion of our Phase 3 SAPPHIRE pivotal clinical trial in SMA, the conduct of ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies and the associated drug supply, as well as costs associated with supporting our cardiometabolic program, including our Phase 2 EMBRAZE proof-of-concept trial of apitegromab and our preclinical program, SRK-439. Additionally, we will continue to invest in our pipeline. We expect costs of our SRK-181 program to decrease, as we completed enrollment of the Phase 1 DRAGON clinical trial in December 2023.

General and Administrative

General and administrative expense was $67.5 million for the year ended December 31, 2024 compared to $49.4 million for the year ended December 31, 2023, an increase of $18.1 million or 36.7%. The increase was primarily associated with employee-related costs including salaries, benefits and non-cash equity-based compensation expense related to increased headcount, in addition to an increase in professional service fees. We expect general and administrative expense to increase as we continue to invest in building the infrastructure to support the commercialization of apitegromab.

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to an increase in interest income earned due to higher interest rates and higher average balances in our cash, cash equivalents and marketable securities, partially offset by an increase in interest expense related to the Loan and Security Agreement, also due to higher interest rates.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any product revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of our convertible preferred stock and units in private placements before our IPO, and issuance of our common stock through our IPO in 2018, to Gilead in an exempt private placement, through multiple secondary public offerings, including our recent follow-on offering in October 2024 (see Note 9) and through at-the-market (“ATM”) sales, as well as payments from our research collaborations and the Loan and Security Agreement entered into in October 2020 and subsequently amended (see Note 13).

The following table provides information regarding our total cash, cash equivalents and marketable securities at December 31, 2024 and December 31, 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Cash and cash equivalents	$177,878	$101,855
Marketable securities	259,400	178,083
Total cash, cash equivalents and marketable securities	$437,278	$279,938

During the year ended December 31, 2024, our cash, cash equivalents and marketable securities balance increased by $157.3 million. The change was primarily the result of proceeds from our equity offering completed in October 2024 and exercises of stock options and warrants, partially offset by cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our product candidates and supported our internal research and development efforts and made interest payments on our debt.

Our current ATM program, established in November 2022, allows for the sale of shares of our common stock having an aggregate offering price of up to $100 million. As of December 31, 2024, we sold 619,290 shares of our common stock, generating net proceeds of $5.2 million, under the ATM program. No sales were made under the ATM program during the year ended December 31, 2024. In October 2021, we sold 500,000 shares of our common stock through a sale in our prior ATM program (in place between March 2021 and June 2022) and received $13.1 million in net proceeds, after deducting commissions and fees.

We have had multiple equity offerings during the period 2019-2024. The most recent few are listed below:

In October 2024, we entered into an underwriting agreement with J.P. Morgan Securities LLC, Jefferies LLC and Piper Sandler & Co., as representatives of the several underwriters named therein, relating to the issuance and sale of an aggregate of 11,858,408 shares of our common stock and pre-funded warrants to purchase 353,983 shares of our common stock, which includes the exercise in full by the underwriters of their option to purchase an additional 1,592,920 shares. The offering price per share was $28.25 and the offering price per pre-funded warrant was $28.2499, which equals the per share public offering price for the common shares less the $0.0001 exercise price for each such pre-funded warrant. The offering resulted in estimated proceeds of approximately $324.4 million, net of underwriting discounts and estimated offering expenses (see Note 9).

In October 2023, we entered into an underwriting agreement with J.P. Morgan Securities LLC and Piper Sandler & Co., as representatives of the several underwriters named therein, relating to the issuance and sale of an aggregate of 14,270,074 shares of our common stock, which includes the exercise in full by the underwriters of their options to purchase an additional 1,861,314 shares. The offering price per share was $6.85. The offering resulted in proceeds of approximately $92.4 million, net of underwriting discounts and offering expenses.

On February 10, 2025, we entered into the Amended and Restated Loan and Security Agreement with Oxford for up to $200 million of which $25.0 million from Tranche 1 was received in October 2020 and $25.0 million from Tranche 2 was received in December 2021 (see Note 13). The Amended and Restated Loan and Security Agreement consolidates the existing outstanding loan tranches solely with Oxford.

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

During the year ended December 31, 2024, 2,526,833 of the Company’s pre-funded warrants were exercised. As of December 31, 2024, the Company had 17,362,147 pre-funded warrants outstanding.

During the year ended December 31, 2024, 1,309,492 of the Company’s common warrants were exercised. As of December 31, 2024, the Company had 8,678,664 common warrants outstanding.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(200,949)	$(145,226)
Net cash (used in) provided by investing activities	(76,056)	41,141
Net cash provided by financing activities	353,028	102,574
Net increase (decrease) in cash, cash equivalents and restricted cash	$76,023	$(1,511)

Net Cash Used in Operating Activities

Net cash used in operating activities was $200.9 million for the year ended December 31, 2024, and consisted of our net loss of $246.3 million, changes in our assets and liabilities of $6.6 million, partially offset by non-cash adjustments of $38.8 million. The non-cash adjustments are primarily from equity-based compensation.

Net cash used in operating activities was $145.2 million for the year ended December 31, 2023, and consisted of our net loss of $165.8 million, changes in our assets and liabilities of $10.6 million, partially offset by non-cash adjustments of $31.2 million. The non-cash adjustments are primarily from equity-based compensation.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $76.1 million for the year ended December 31, 2024, compared to net cash provided by investing activities of $41.1 million for the year ended December 31, 2023. Net cash used in and provided by investing activities for both periods was primarily associated with transactions involved in the routine management of our marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $353.0 million for the year ended December 31, 2024, compared to $102.6 million for the year ended December 31, 2023. Net cash provided by financing activities for the year ended December 31, 2024 was primarily attributable to net proceeds from an equity offering completed in October 2024, in addition to stock option and warrant exercises. Net cash provided by financing activities for the year ended December 31, 2023 was primarily attributable to net proceeds from an equity offering completed in October 2023.

Funding Requirements

We expect our expenses to be substantial as we continue the research and development of apitegromab in SMA. In addition, we will seek marketing approval for apitegromab, and if we seek marketing approval for any of our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect to continue to incur costs related to SRK-181 as we continue to treat patients who remain on the Phase 1 DRAGON clinical trial. We expect to incur costs to support our cardiometabolic program, including our Phase 2 EMBRAZE proof-of-concept trial of apitegromab and our preclinical program, SRK-439. Additionally, we will support the development of our pipeline and any other preclinical programs. Furthermore, we expect to continue to incur costs associated with operating as a public company.

We expect that our existing cash, cash equivalents, marketable securities and cash available to us will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2026. However, we will require additional capital in order to complete clinical development and commercialization for each of our current programs. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

●	the costs and timing of developing our product candidates and future product candidates, including costs associated with apitegromab in our Phase 3 SAPPHIRE clinical trial in SMA and ONYX, our long-term extension study in SMA for patients from both the TOPAZ and SAPPHIRE studies, our Phase 2 EMBRAZE proof-of-concept trial for apitegromab in our cardiometabolic program, our Phase 1 DRAGON clinical trial for SRK-181, and the costs and timing of conducting future preclinical studies and clinical trials for SRK-439 or any other product candidates;
●	the costs of future manufacturing of apitegromab, SRK-181, SRK-439, SRK-373, SRK-256 and any other future product candidates;
●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
●	the costs of identifying and developing, or in-licensing or acquiring, additional product candidates and technologies;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements, license agreements, or other agreements we might have at such time;
●	the costs of seeking marketing approvals for our product candidates that successfully complete clinical trials, including apitegromab in SMA;
●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and research and development activities;
●	the costs of supporting our infrastructure and facilities, including equipment and physical infrastructure to support our research and development;
●	the costs of operating as a public company; and
●	the impact of adverse global economic conditions on our business, which may exacerbate the magnitude of the factors discussed above.

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

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial and accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f) and 15d-15(d) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and our Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO criteria”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024. This Annual Report on Form 10-K does not include an attestation report pursuant to the requirements of Section 404(b) of the Sarbanes-Oxley Act of as we qualify as a “smaller reporting company” and as such, are exempt from such auditor attestation requirement.

Changes in Internal Controls Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Trading Plans

During the quarter ended December 31, 2024, certain of our directors and officers adopted contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Mo Qatanani, CSO	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (October 17, 2024)	February 19, 2026	68,510	Exercises of vested stock options and sales of shares of the Company's common stock pursuant to the terms of the trading plan
Ted Myles, COO and CFO	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (November 19, 2024)	March 10, 2026	232,939 (1)	Exercises of vested stock options and sales of shares of the Company's common stock pursuant to the terms of the trading plan
Katie Peng, Board Member	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (November 20, 2024)	March 17, 2026	6,049	Sale of the Company's common stock pursuant to the terms of the plan
Tracey Sacco, CCO	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (December 20, 2024)	March 25, 2026	43,000	Exercises of vested stock options and sales of shares of the Company's common stock pursuant to the terms of the trading plan

Other than as disclosed above, no other officer or director adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended December 31, 2024.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

Item 11. Executive Compensation

The information required under this item (excluding the information under the heading “Pay Versus Performance”) is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2024.

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

(a)(3) Exhibits.

The following exhibits are included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K):

Number	Description	Form	File No.	Exhibit No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.2	May 8, 2018
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.1.1	May 14, 2018
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38501	3.1	June 28, 2024
3.4	Amended and Restated By-laws of the Registrant	S-1/A	333-224493	3.4	May 8, 2018
4.1	Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated December 22, 2017	S-1	333-224493	4.1	April 27, 2018
4.2	Specimen Stock Certificate evidencing shares of common stock	S-1/A	333-224493	4.2	May 14, 2018
4.3	Amended and Restated Warrant to Purchase Stock, by and between Silicon Valley Bank and the Registrant, dated December 22, 2017	S-1	333-224493	4.3	April 27, 2018
4.4*	Description of Capital Stock
4.5	Form of Pre-Funded Warrant	8-K	001-38501	4.1	June 21, 2022
4.6	Form of Common Stock Warrant	8-K	001-38501	4.2	June 21, 2022
4.7	Form of Pre-Funded Warrant	8-K	001-38501	4.1	October 10, 2024
10.1+	2017 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1	333-224493	10.1	April 27, 2018
10.2+	2018 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	333-224493	10.2	May 14, 2018
10.3+	Senior Executive Cash Incentive Bonus Plan	S-1/A	333-224493	10.3	May 8, 2018
10.4+	2018 Employee Stock Purchase Plan	S-1/A	333-224493	10.4	May 14, 2018
10.5+	Scholar Rock Holding Corporation 2022 Inducement Equity Plan	8.K	001-38501	10.2	June 21, 2022
10.6+	Amendment No. 1 to Scholar Rock Holding Corporation 2022 Inducement Equity Plan, dated September 4, 2022	S-8	333-268327	99.2	November 14, 2022

10.7+	Amendment No. 2 to Scholar Rock Holding Corporation 2022 Inducement Equity Plan, dated February 3, 2023	10-K	001-38501	10.7	March 7, 2023
10.8+	Amendment No. 3 to Scholar Rock Holding Corporation 2022 Inducement Equity Plan, dated January 25, 2024	10-K	001-38501	10.8	March 19, 2024
10.9+	Amendment No. 4 to Scholar Rock Holding Corporation 2022 Inducement Equity Plan, dated November 9, 2024	S-8	333-283120	99.7	November 12, 2024
10.10+	Form of Indemnification Agreement	S-1/A	333-224493	10.5	May 14, 2018
10.11†	Exclusive License Agreement by and between the Registrant, and Children’s Medical Center, dated as December 16, 2013	S-1	333-224493	10.6	April 27, 2018
10.12	Lease Agreement by and between BMR-Rogers Street LLC and Scholar Rock, Inc., dated November 5, 2019. Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the Securities and Exchange Commission upon request.	10-Q	001-38501	10.2	November 12, 2019
10.13+	Employment Agreement, dated July 14, 2020, by and between Scholar Rock, Inc. and Edward H. Myles.	8-K	001-38501	10.2	July 16, 2020
10.14	Loan and Security Agreement, dated October 16, 2020, by and among the Registrant, Scholar Rock, Inc., Oxford Finance LLC and Silicon Valley Bank.	10-K	001-38501	10.26	March 9, 2021
10.15	First Amendment to Loan and Security Agreement, dated November 16, 2021, by and among the Registrant, Scholar Rock, Inc., Oxford Finance LLC and Silicon Valley Bank.	10-K	001-38501	10.27	March 7, 2022
10.16	Second Amendment to Loan and Security Agreement, dated November 10, 2022, by and among the Registrant, Scholar Rock, Inc., Oxford Finance LLC and Silicon Valley Bank.	10-K	001-38501	10.26	March 7, 2023
10.17	Third Amendment to Loan and Security Agreement, dated April 18, 2023, by and among the Registrant, Scholar Rock, Inc., Oxford Finance LLC and Silicon Valley Bank.	10-Q	001-38501	10.1	August 9, 2023
10.18+	Employment Agreement, by and between Scholar Rock, Inc. and Jay T. Backstrom, dated September 19, 2022.	8-K	001-38501	10.1	September 20, 2022
10.19+	Employment Agreement, by and between Scholar Rock, Inc. and Jing Marantz, dated November 7, 2022.	8-K	001-38501	10.1	November 9, 2022
10.20	Form of Securities Purchase Agreement by and among the Registrant and the purchasers dated June 17, 2022.	8-K	001-38501	10.1	June 21, 2022

10.21+	Amended and Restated Employment Agreement, by and between Scholar Rock, Inc. and Junlin Ho dated March 1, 2023.	10-K	001-38501	10.31	March 7, 2023
10.22+	Employment Agreement, by and between Scholar Rock, Inc. and Tracey Sacco, dated February 1, 2023.	10-K	001-38501	10.32	March 19, 2024
10.23+*	Amended and Restated Employment Agreement, by and between Scholar Rock, Inc. and Edward H. Myles dated December 8, 2024.
10.24	Fourth Amendment to Loan and Security Agreement, dated May 27, 2024, by and among the Registrant, Scholar Rock, Inc., Oxford Finance LLC and Silicon Valley Bank.	10-Q	001-38501	10.2	August 8, 2024
10.25††*	Amended and Restated Loan and Security Agreement, dated February 10, 2025, by and among the Registrant, Scholar Rock, Inc., Oxford Finance LLC.
10.26	Separation Agreement and Release by and between Scholar Rock, Inc. and Edward H. Myles, dated January 28, 2025.	8-K	001-38501	10.1	January 29, 2025
10.27*	Scholar Rock Holding Corporation Amended and Restated Non-employee Director Compensation Policy
19*	Scholar Rock Holding Corporation Statement of Company Policy on Insider Trading and Disclosure
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney (included on the signature page to this report).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97#	Compensation Recovery Policy	10-K	001-38501	97	March 19, 2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

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

††   Portions of this exhibit (indicated by asterisks) were omitted in accordance with the rules of the Securities and Exchange Commission.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLAR ROCK HOLDING CORPORATION

Date: February 27, 2025	By:	/s/ Jay T. Backstrom
Jay T. Backstrom
President and Chief Executive Officer (Principal Executive Officer)
Date: February 27, 2025	By:	/s/ Edward H. Myles
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

Signature	Title	Date

/s/ Jay T. Backstrom	President and Chief Executive Officer	February 27, 2025
Jay T. Backstrom	(Principal Executive Officer)

/s/ Edward H. Myles	Chief Operating Officer & Chief Financial Officer	February 27, 2025
Edward H. Myles	(Principal Financial and Accounting Officer)

/s/ David Hallal	Chairman of the Board of Directors	February 27, 2025
David Hallal

/s/ Srinivas Akkaraju	Director	February 27, 2025
Srinivas Akkaraju

/s/ Richard Brudnick	Director	February 27, 2025
Richard Brudnick

/s/ Kristina Burow	Director	February 27, 2025
Kristina Burow

/s/ Jeffrey S. Flier	Director	February 27, 2025
Jeffrey S. Flier

/s/ Michael Gilman	Director	February 27, 2025
Michael Gilman

/s/ Katie Peng	Director	February 27, 2025
Katie Peng

/s/ Joshua Reed	Director	February 27, 2025
Joshua Reed

/s/ Akshay Vaishnaw	Director	February 27, 2025
Akshay Vaishnaw

SCHOLAR ROCK HOLDING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Scholar Rock Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Scholar Rock Holding Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

External Prepaid and Accrued Research and Development Expenses

Description of the Matter

As shown in Notes 5 and 7 to the financial statements, the Company’s external prepaid research and development expenses and accrued research and development expenses totaled $7.7 million and $12.1 million, respectively, at December 31, 2024. As discussed in Note 2 to the consolidated financial statements, the Company’s accrued and prepaid external research and development expenses are recognized based on various inputs, including an evaluation of the progress achieved to complete specific tasks based on communication with internal and external personnel, open contracts and purchase orders, invoices received, contracted costs, and other information provided to the Company by its service providers based on their actual costs incurred. Payments for these activities are due based on the terms of individual arrangements, which may differ from the pattern of costs incurred. Accrued expenses are reflected on the consolidated balance sheet when costs incurred exceed payments made while prepaid expenses are reflected on the consolidated balance sheet when payments made exceed the costs incurred.

Auditing the Company’s accrued and prepaid external research and development expenses is especially challenging in the context of our audit due to the estimation uncertainty associated with services provided but not yet invoiced. Specifically, the amount of research and development expenses incurred is sensitive to estimates of the progress of the studies, clinical trials or other activities and the associated cost of such services. Additionally, due to the duration of certain of the Company’s ongoing research and development activities and the timing of invoicing received from third parties, the actual amounts incurred may not be known at the time the financial statements are issued, further adding to the estimation uncertainty.

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

Boston, Massachusetts

February 27, 2025

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$177,878	$101,855
Marketable securities	259,400	178,083
Prepaid expenses and other current assets	13,887	8,256
Total current assets	451,165	288,194
Property and equipment, net	2,761	4,600
Operating lease right-of-use asset	15,644	11,417
Restricted cash	2,407	2,407
Other long-term assets	2,945	4,417
Total assets	$474,922	$311,035
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,095	$3,465
Accrued expenses	31,067	20,449
Operating lease liability	5,774	7,408
Short-term debt	—	1,334
Other current liabilities	—	85
Total current liabilities	46,936	32,741
Long-term portion of operating lease liability	9,206	4,392
Long-term debt	50,146	48,684
Total liabilities	106,288	85,817
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 93,823,678 and 75,979,495 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	94	76
Additional paid-in capital	1,291,095	901,471
Accumulated other comprehensive income	160	92
Accumulated deficit	(922,715)	(676,421)
Total stockholders’ equity	368,634	225,218
Total liabilities and stockholders’ equity	$474,922	$311,035

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$184,550	$121,900
General and administrative	67,504	49,395
Total operating expenses	252,054	171,295
Loss from operations	(252,054)	(171,295)
Other income (expense), net	5,760	5,506
Net loss	$(246,294)	$(165,789)
Net loss per share, basic and diluted	$(2.47)	$(1.99)
Weighted average common shares outstanding, basic and diluted	99,838,102	83,347,086

Comprehensive loss:
Net loss	$(246,294)	$(165,789)
Other comprehensive income:
Unrealized gain on marketable securities	68	976
Total other comprehensive income	68	976
Comprehensive loss	$(246,226)	$(164,813)

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2022	51,672,579	$52	$771,699	$(884)	$(510,632)	$260,235
Unrealized gain on marketable securities	—	—	—	976	—	976
Sale of common shares, net of issuance costs	14,889,364	15	97,638	—	—	97,653
Exercise of stock options	258,372	—	1,535	—	—	1,535
Issuance of common shares upon RSU vesting	533,460	—	—	—	—	—
Exercise of pre-funded and common warrants	8,625,720	9	3,454	—	—	3,463
Equity-based compensation expense	—	—	27,142	—	—	27,142
Other	—	—	3	—	—	3
Net loss	—	—	—	—	(165,789)	(165,789)
Balance at December 31, 2023	75,979,495	$76	$901,471	$92	$(676,421)	$225,218
Unrealized gain on marketable securities	—	—	—	68	—	68
Sale of common shares, net of issuance costs	11,858,408	12	324,402	—	—	324,414
Exercise of stock options	1,469,756	1	18,974	—	—	18,975
Issuance of common shares upon RSU vesting	679,694	1	(1)	—	—	—
Exercise of pre-funded and common warrants	3,836,325	4	9,621	—	—	9,625
Equity-based compensation expense	—	—	36,628	—	—	36,628
Net loss	—	—	—	—	(246,294)	(246,294)
Balance at December 31, 2024	93,823,678	$94	$1,291,095	$160	$(922,715)	$368,634

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(246,294)	$(165,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,937	2,844
Amortization of debt discount and debt issuance costs	253	274
Loss on disposal of property and equipment	—	11
Equity-based compensation	36,628	27,142
Amortization/accretion of investment securities	(5,291)	(6,220)
Non-cash operating lease expense	5,224	7,126
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(5,770)	4,530
Other assets	1,472	(2,698)
Accounts payable	6,630	(529)
Accrued expenses	10,647	(3,927)
Operating lease liabilities	(6,271)	(7,852)
Other liabilities	(114)	(138)
Net cash used in operating activities	(200,949)	(145,226)
Cash flows from investing activities:
Purchases of property and equipment	(98)	(71)
Proceeds from sale of property and equipment	—	13
Purchases of marketable securities	(293,158)	(290,801)
Maturities of marketable securities	217,200	332,000
Net cash (used in) provided by investing activities	(76,056)	41,141
Cash flows from financing activities:
Proceeds from sale of common shares and pre-funded warrants to purchase common shares, net of issuance costs	324,414	97,709
Proceeds from pre-funded and common warrant exercises	9,625	3,463
Proceeds from stock option exercises	19,114	1,399
Debt modification payment	(125)	—
Other	—	3
Net cash provided by financing activities	353,028	102,574
Net increase (decrease) in cash, cash equivalents and restricted cash	76,023	(1,511)
Cash, cash equivalents and restricted cash, beginning of period	104,262	105,773
Cash, cash equivalents and restricted cash, end of period	$180,285	$104,262
Supplemental disclosure for non-cash items:
Offering costs in accrued expenses	$314	$—
Operating lease liability adjustment from rent modification	$9,451	$—
Supplemental cash flow information:
Cash paid for interest	$6,617	$6,399

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

The Company’s first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-targeted therapy for the treatment of spinal muscular atrophy (“SMA”). The Company completed SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with nonambulatory Type 2 and Type 3 SMA and announced positive top-line results in October 2024. The study achieved its primary endpoint. The Company submitted a U.S. Biologics License Application to the FDA in January 2025 and is planning to submit a European Union marketing authorization application to the European Medicines Agency (“EMA”) in the first quarter of 2025. If apitegromab is approved, the Company expects to initiate a commercial product launch in the fourth quarter of 2025 in the United States, with a commercial launch of apitegromab in Europe to follow. Additionally, in 2024, the Company announced data from the Phase 2 TOPAZ trial extension period which showed patient outcomes at 48 months of treatment with apitegromab. The FDA granted Fast Track designation, Rare Pediatric Disease designation and Orphan Drug designation to apitegromab for the treatment of SMA in May 2021, August 2020 and March 2018, respectively. The EMA granted Priority Medicines (“PRIME”) designation in March 2021 and the EC granted orphan medicinal product designation in December 2018 to apitegromab for the treatment of SMA.

In October 2023, the Company announced an expansion of its therapeutic focus into cardiometabolic disorders by advancing its anti-myostatin program with SRK-439, a novel, fully human anti-myostatin monoclonal antibody, for evaluation in cardiometabolic disorders, including obesity. The Company is developing SRK-439 towards a potential investigational new drug application (“IND”) submission in the third quarter of 2025. To inform the development of SRK-439, in May 2024 the Company initiated the Phase 2 EMBRAZE proof-of-concept trial, designed to assess the safety and efficacy of apitegromab to preserve muscle mass in individuals living with obesity and on background therapy of a GLP-1 receptor agonist (“GLP-1 RA”). In September 2024, the Company announced that it had completed enrollment in the Phase 2 EMRAZE proof-of-concept trial. Top-line results from this trial are expected in the second quarter of 2025.

The Company’s second product candidate, SRK-181, a highly selective inhibitor of the activation of latent TGFβ, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies (referred to together as anti-PD-(L)1 antibody therapies). SRK-181 is being evaluated in the Company’s Phase 1 DRAGON proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibody therapies. The Company completed enrollment of the Phase 1 DRAGON trial in December 2023 and continues to treat patients who remain on study. This two-part clinical trial consists of a dose escalation portion (Part A) and a dose expansion portion evaluating SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy (Part B). Part B commenced in 2021 and includes the following active cohorts: urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, clear cell renal cell carcinoma, and head and neck squamous cell carcinoma. Safety, efficacy and biomarker data were presented in June 2024 at the American Society of Clinical Oncology annual meeting and in November 2024 at the Society for Immunotherapy of Cancer 39th Annual Meeting.

Additionally, the Company continues to create a pipeline of product candidates to deliver novel therapies to underserved patients suffering from a wide range of serious diseases, including neuromuscular disorders, cardiometabolic disorders, cancer, fibrosis, and iron-restricted anemia. The Company was originally formed in May 2012. Its principal offices are in Cambridge, Massachusetts.

Since its inception, the Company’s operations have focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect, as well as establishing the Company’s intellectual property portfolio and performing research and development activities. The Company has primarily financed its operations through various equity financings, including in October 2024 (Note 9), as well as research and development collaboration agreements and the Company’s debt facility (Note 13).

Revenue generation activities have been limited to two collaborations, both containing research services and the issuance of a license. No revenues have been recorded from the sale of any commercial product.

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company’s product candidates. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop its product candidates. The Company believes that its existing cash, cash equivalents, and marketable securities at December 31, 2024 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date these financial statements are issued.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. At December 31, 2024 and 2023, cash equivalents include money market funds that invest primarily in U.S. government-backed securities and treasuries.

At December 31, 2024 and 2023, restricted cash consists of letters of credit related to its leased facility. The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statement of cash flows (in thousands):

	As of December 31,
	2024	2023
Cash and cash equivalents	$177,878	$101,855
Restricted cash	2,407	2,407
	$180,285	$104,262

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and right-of-use assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2024 or 2023.

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

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.). Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components. For operating leases, lease expense relating to fixed payments is recognized on a straight-line basis over the term and lease expense relating to variable payments is expensed as incurred.

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

Segment Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment (Note 16).

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

The fair value of each restricted stock unit is based on the fair value of the Company’s common stock less any purchase price, if applicable. The fair value of each stock option award is estimated using the Black-Scholes option-pricing model, which uses as inputs the fair value of the Company’s common stock and certain subjective assumptions, including the expected stock price volatility, the expected term of the award, the risk-free rate, and expected dividends. Through the second quarter of 2024, expected volatility was calculated based on a blend of the Company’s reported volatility data for the length of time that market data was available for the Company’s stock and the historical data for a representative group of publicly traded companies, for which historical information was available. As of the third quarter of 2024, the Company’s own volatility data covered a period of time that was sufficient to meet the expected term of the granted awards and the blended approach was no longer needed. The historical volatility is generally calculated based on a period of time commensurate with the expected term assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The Company uses the simplified method, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to lack of historical exercise data and the plain nature of its stock-based awards. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on common stock.

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

Comprehensive Loss

Comprehensive loss is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes net loss and the change in accumulated other comprehensive income (loss) for the period. Accumulated other comprehensive income (loss) consisted entirely of unrealized gains and losses on available-for-sale marketable securities during the period ending December 31, 2024 and 2023.

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

The Company is open to examination by the Internal Revenue Service for the tax years ended December 31, 2013 to December 31, 2024. Since the Company is in a U.S. loss carryforward position, carryforward tax attributes generated in prior years may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. The Company has not recorded any interest or penalties on any unrecognized tax benefits since its inception.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard requires disclosure of incremental segment information on an annual and interim basis and allows for multiple measures of a segment’s profit or loss provided that one of those measures is consistent with GAAP. The amendments in this update do not change how a public company identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments, but rather requires public entities to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reporting segment’s profit or loss and assets that are currently required annually. ASU 2023-07 becomes effective for the annual period starting on January 1, 2024, and for interim periods starting on January 1, 2025 (see Note 16).

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures to provide information to investors to better assess how a company’s operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This requires public entities to disclose additional categories in the rate reconciliation regarding federal and state income taxes and provide more details surrounding reconciling items if a quantitative threshold is met. The effective date for public companies is for annual periods starting on January 1, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance, however, the Company has decided not to early adopt, does not anticipate a material impact to its net financial position, and is still evaluating the impact on its disclosures in future years as a result of the adoption of ASU 2023-09.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for public companies for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is still evaluating the impact on its disclosures in future years as a result of the adoption of ASU 2024-03.

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at December 31, 2024 and 2023 (in thousands):

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$97,290	$97,290	$—	$—
U.S. treasury obligations, included in cash and cash equivalents	63,171	63,171	—	—
Marketable securities:
U.S. treasury obligations and government agency securities	259,400	259,400	—	—
Total assets	$419,861	$419,861	$—	$—

	Fair Value Measurements at December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$61,764	$61,764	$—	$—
U.S. treasury obligations, included in cash and cash equivalents	30,765	30,765	—	—
Marketable securities:
U.S. treasury obligations and government agency securities	178,083	178,083	—	—
Total assets	$270,612	$270,612	$—	$—

Cash, cash equivalents and marketable securities are Level 1 assets and include investments in money market funds, U.S. treasury obligations and government agency securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 as of December 31, 2024 and 2023. There were no transfers of assets between fair value measurement levels during the years ended December 31, 2024 and 2023.

The carrying amounts reflected in the balance sheets for prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at December 31, 2024 and 2023, due to their short-term nature.

The Company believes the terms of its debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company's debt approximates its fair value based on Level 3 of the fair value hierarchy.

4. Marketable Securities

The following table summarizes the Company’s investments as of December 31, 2024 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. treasury obligations and government agency securities	$259,240	$180	$(20)	$259,400
Total available-for-sale securities	$259,240	$180	$(20)	$259,400

The following table summarizes the Company’s investments as of December 31, 2023 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. treasury obligations and government agency securities	$177,991	$93	$(1)	$178,083
Total available-for-sale securities	$177,991	$93	$(1)	$178,083

Amortized cost approximated fair value for money market funds and U.S. treasury obligations included in cash and cash equivalents. The aggregate fair value of marketable securities with unrealized losses was $23.9 million and $11.9 million at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, 12 investments and three investments, respectively, were in an unrealized loss position. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may not occur until maturity.

The Company believes that U.S. treasury obligations and government agency securities are subject to minimal credit risk. As a result, the Company did not record any charges for credit-related impairments for its available-for-sale securities for the year ended December 31, 2024.

5. Prepaid Expenses and Other Assets

At December 31, 2024 and 2023, prepaid expenses and other current assets consist of the following (in thousands):

	As of
	December 31,	December 31,
	2024	2023
Prepaid external research and development expenses	$7,716	$4,059
Prepaid other	2,961	2,281
Receivables	2,151	1,076
Prepaid insurance	640	635
Prepaid professional and consulting expense	419	205
	$13,887	$8,256

At December 31, 2024 and 2023, other long-term assets consist of the following (in thousands):

	As of
	December 31,	December 31,
	2024	2023
Prepaid external research and development expenses	$2,395	$4,074
Prepaid other	536	312
Prepaid insurance	14	31
	$2,945	$4,417

6. Property and Equipment, Net

At December 31, 2024 and 2023, property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2024	2023
Laboratory equipment	$10,305	$10,270
Leasehold improvements	3,613	3,581
Computer equipment & software	1,059	1,029
Furniture & fixtures	1,002	1,002
Machinery & equipment	—	44
	15,979	15,926
Less: Accumulated depreciation and amortization	(13,218)	(11,326)
	$2,761	$4,600

Depreciation and amortization expense was $1.9 million and $2.8 million for the years ended December 31, 2024 and 2023, respectively.

7. Accrued Expenses

At December 31, 2024 and 2023, accrued expenses consist of the following (in thousands):

	As of
	December 31,	December 31,
	2024	2023
Accrued payroll and related expenses	$14,776	$10,591
Accrued external research and development expense	12,116	6,825
Accrued professional and consulting expense	3,296	2,267
Accrued other	879	766
	$31,067	$20,449

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

9. Common Stock

In June 2024, the stockholders approved an amendment to the Company’s amended and restated certificate of incorporation to increase the number of authorized shares of common stock from 150,000,000 to 300,000,000.

In October 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC, Jefferies LLC and Piper Sandler & Co., as representatives of the several underwriters named therein (the “Underwriters”), relating to the issuance and sale of an aggregate of 10,265,488 shares of the Company’s common stock at $28.25 per share and pre-funded warrants to purchase 353,983 shares of its common stock. The offering price per pre-funded warrant was $28.2499, which equals the per share public offering price for the common shares less the $0.0001 exercise price for each such pre-funded warrant. The pre-funded warrants are exercisable at any time and only expire when exercised in full. The offering closed on October 10, 2024. Pursuant to the Underwriting Agreement, the Underwriters were granted a 30-day option to purchase up to 1,592,920 additional shares (the “Option

Shares”) of common stock, which was exercised in full on October 16, 2024. Total proceeds of the transaction, including the Option Shares were approximately $324.4 million, net of underwriting discounts and estimated offering expenses.

The Company has had a sales agreement in place during various time periods with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program. Under this program, the Company is able to offer and sell, from time to time at its sole discretion, shares of its common stock through Jefferies as its sales agent. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. The current ATM agreement, established in November 2022, allows for the sale of shares of common stock having an aggregate offering price of up to $100 million. As of December 31, 2024, the Company has sold 619,290 shares, generating net proceeds of $5.2 million, under the ATM program. No sales were made under the ATM program during the year ended December 31, 2024.

The Company has issued pre-funded warrants to purchase common stock, as well as warrants to purchase common stock as part of its financing activities. Both the pre-funded warrants and warrants meet the conditions for equity classification and are recorded as a component of stockholders’ equity within additional paid-in capital. In October 2024, June 2022 and November 2020, the Company issued 353,983, 25,510,205 and 2,179,487 pre-funded warrants, respectively. During the years ended December 31, 2024 and 2023, 2,526,833 and 8,154,695, respectively of the Company’s pre-funded warrants were exercised. As of December 31, 2024, the Company has 17,362,147 pre-funded warrants outstanding. In June 2022, the Company also issued 10,459,181 warrants with an exercise price of $7.35. During the years ended December 31, 2024 and 2023, 1,309,492 and 471,025, respectively of the Company’s warrants were exercised. As of December 31, 2024, the Company has 8,678,664 warrants outstanding.

Shares Reserved For Future Issuance

As of December 31, 2024, the Company had common shares reserved for issuance as follows:

As of
December 31,
2024
Common shares reserved for exercise of pre-funded warrants	17,362,147
Common shares reserved for issuance upon exercise of outstanding warrants	8,678,664
Common shares reserved for exercise of outstanding stock options and unvested restricted stock units under the 2017 and 2018 Plans	8,349,147
Common shares reserved for exercise of outstanding stock options and unvested restricted stock units under the 2022 Inducement Plan	3,607,447
Common shares reserved for future issuance under the 2018 Plan	1,814,874
Common shares reserved for future issuance under the 2022 Inducement Plan	1,117,137
Common shares reserved for future issuance under the 2018 ESPP	2,196,691
43,126,107

10. Equity-Based Compensation

Equity Plans

As of December 31, 2024, the Company has four active equity plans, the 2018 Stock Option and Incentive Plan (the “2018 Plan”), the 2017 Stock Option and Incentive Plan (the “2017 Plan”), the 2018 Employee Stock Purchase Plan (the “2018 ESPP”) and the 2022 Inducement Equity Plan (the “2022 Inducement Plan”).

2018 Stock Option and Incentive Plan

The 2018 Plan was adopted by the Board of Directors on May 2, 2018, and approved by the Company’s stockholders on May 11, 2018. The 2018 Plan has replaced the 2017 Plan as no additional awards will be granted under that plan following the consummation of the Initial Public Offering (“IPO”).

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

2018 Employee Stock Purchase Plan

On May 2, 2018, the Board of Directors adopted the 2018 ESPP, and it was approved by the stockholders on May 11, 2018. At December 31, 2024 there were 2,196,691 shares available to grant under the 2018 ESPP and no shares had been issued. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019 through January 1, 2028, by the lesser of (i) 353,614 shares of common stock, (ii) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the 2018 ESPP administrator. The number of shares reserved under the 2018 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization.

2022 Inducement Equity Plan

The 2022 Inducement Plan was approved by the Board of Directors on June 16, 2022 and provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards and dividend equivalent rights to individuals that were not previously an employee or director of the Company or individuals returning to employment after a bona fide period of non-employment with the Company. Stock options and restricted stock units granted under the 2022 Inducement Plan to employees generally vest over four years. The shares of common stock underlying any awards that are forfeited, cancelled, repurchased or are otherwise terminated by the Company under the 2022 Inducement Plan will be added back to the shares of common stock available for issuance under the 2022 Inducement Plan. The 2022 Inducement Plan was approved for 1,000,000 shares of common stock in June 2022. Since its inception and through December 31, 2024, an additional 4,000,000 shares of common stock have been added to the 2022 Inducement Plan.

Total Equity-Based Compensation Expense

The Company recorded equity-based compensation expense related to all equity-based awards, which was allocated as follows in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended
	December 31,
	2024	2023
Research and development expense	$16,002	$11,203
General and administrative expense	20,626	15,939
	$36,628	$27,142

The following table summarizes the Company’s unrecognized equity-based compensation expense as of December 31, 2024:

	As of December 31, 2024
	Unrecognized Expense (in thousands)	Weighted Average Remaining Period of Recognition (years)
Restricted Stock Units	$36,249	2.6
Stock Options	41,141	2.5
	$77,390

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit activity for the current year:

		Weighted
		Average Grant
	Number of Units	Date Fair Value
Restricted stock units as of December 31, 2023	2,089,552	$11.92
Granted	2,269,450	$15.13
Vested	(679,694)	$12.50
Forfeited	(192,640)	$12.64
Restricted stock units as of December 31, 2024	3,486,668	$13.86

The total fair value of restricted stock units vested during the year ended December 31, 2024 was $9.7 million.

Stock Options

The following table summarizes the Company’s stock option activity for the current year:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2023	7,300,953	$15.00	7.90	$52,299
Granted	3,025,926	$15.13
Exercised	(1,469,756)	$12.91
Cancelled	(387,197)	$26.60
Outstanding as of December 31, 2024	8,469,926	$15.19	7.83	$244,677
Options exercisable as of December 31, 2024	3,904,470	$17.40	6.82	$107,399

Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the year ended December 31, 2024 was $11.79.

The following weighted average assumptions were used in determining the fair value of options granted in the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023
Risk-free interest rate	4.09%	3.87%
Expected dividend yield	0.0%	0.0%
Expected term (years to liquidity)	6.01	6.06
Expected volatility	92.30%	89.67%

11. Income Taxes

The Company has not recorded a current tax provision for the years ended December 31, 2024 and 2023.

The effective income tax rate differed from the amount computed by applying the federal statutory rate to the Company’s loss before income taxes as follows:

	For Year Ended
	December 31,
	2024	2023
Tax effected at statutory rate	21.0%	21.0%
State taxes	5.9	6.3
Stock compensation	(0.5)	(2.3)
Non-deductible expenses	(0.3)	(0.3)
Federal research and development credits	5.8	4.9
Other	(0.8)	0.1
Change in valuation allowance	(31.1)	(29.7)
	—%	—%

Deferred tax assets (liabilities) consist of the following at December 31, 2024 and 2023 (in thousands):

	As of
	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$139,160	$110,120
Tax credits	61,027	45,621
Capitalized research & development	80,357	49,699
Stock based compensation	8,920	8,328
Operating lease liability	3,971	3,217
Reserve and accruals	4,139	3,294
Total gross deferred tax assets	297,574	220,279
Valuation allowance	(293,064)	(216,524)
Total deferred tax assets	4,510	3,755
Total deferred tax liabilities:
Operating lease right-of-use asset	(4,148)	(3,113)
Fixed and intangible assets	(362)	(642)
Total deferred tax liabilities	(4,510)	(3,755)
Total net deferred tax assets	$—	$—

Total Net Deferred Tax Assets

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2024 and 2023. The valuation allowance for deferred tax assets increased by $76.5 million and $49.2 million in 2024 and 2023, respectively. This increase mainly relates to the establishment of a valuation allowance against the Company’s net domestic deferred tax assets in connection with net operating losses generated in each year, capitalized research expenses and additional tax credit carryforwards generated. Starting with tax years beginning after December 31, 2021, entities are required to capitalize all research and experimentation “R&D” expenses as defined under Section 174 of the Internal Revenue Code and amortize them over five years for domestic expenses and over fifteen years for foreign expenses. During the year, the Company capitalized $121.5 million of R&D expenses, net of current and prior year amortization deductions. The corresponding deferred tax asset as of December 31, 2024 is $80.4 million. As of December 31, 2024, the Company had approximately $512.6 million and $498.8 million of Federal and State operating loss carryforwards respectively, which begin to expire in 2032, except for $462.1 million of the Company’s federal net operating loss carryforwards, and $0.2 million of state net operating losses that do not expire. These loss carryforwards may be available to reduce future taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. As of December 31, 2024, the Company also had federal and state credit carryovers of $54.9 million and $7.7 million, respectively, which begin to expire in 2034 and 2025, respectively. The amount of loss and credit carryforwards that may be utilized in any future period may be limited based upon changes in the ownership of the Company’s ultimate parent. Additionally, the deductibility of federal net operating losses generated after December 31, 2017 and the indefinite state net operating losses is limited to 80% of the Company’s taxable income in any future taxable year.

The Company follows the provisions of ASC 740-10, “Accounting for Uncertainty in Income Taxes,” which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. As of December 31, 2024 and 2023, the Company has not recorded any amounts for uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its statements of income.

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

12. Commitments and Contingencies

Operating Lease

In November 2019, the Company entered into a lease of office and laboratory space at 301 Binney Street in Cambridge, Massachusetts to be used as its new corporate headquarters (“the Lease”). The expiration date of the Lease was originally in August 2025 and included an option to extend the term by two years. The base rent under the original Lease was $6.9 million per year, subject to an annual increase of 3.5%. Variable lease payments include the Company’s allocated share of costs incurred and expenditures made by the landlord in the operation and management of the building. The Lease included incentives of $14.1 million in the form of an allowance for tenant improvements related to the design and build out of the space. In connection with the Lease, the Company has secured a letter of credit for $2.3 million which renews automatically each year.

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

Other information related to the Lease is as follows (in thousands, except lease term and discount rate):

For Year Ended
December 31,
2024
Lease Cost:
Operating lease cost	$7,004
Variable lease cost	1,449
Total lease cost	$8,453

For Year Ended
December 31,
2024
Other information:
Operating cash flows used for operating leases	$8,051
Weighted average remaining lease term	2.7
Weighted average incremental borrowing rate	13.1%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2024 (in thousands):

Year Ending December 31,
2025	7,368
2026	6,433
2027	3,818
Total lease payments	17,619
Less imputed interest	(2,639)
Total operating lease liability	$14,980
Short-term portion of operating lease liability	5,774
Long-term portion of operating lease liability	9,206

The Company recorded approximately $7.0 million and $8.3 million in rent expense for the years ended December 31, 2024 and 2023, respectively.

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the years ended December 31, 2024 and 2023.

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

On November 10, 2022, the Company entered into the Second Amendment to Loan and Security Agreement (“Amendment 2”) to increase the Company’s borrowing capacity under the Loan and Security Agreement to an amount up to $100.0 million, comprised of the original $50.0 million loan which remains outstanding and two additional $25.0 million tranches. The first $25.0 million tranche available under Amendment 2, was available at the Company’s discretion through December 2023 upon achievement of certain development and business performance milestones. The Company did not exercise this tranche. The second $25.0 million tranche available under Amendment 2, may be available upon the Company’s request, at Oxford and SVB’s discretion. Amendment 2 also extended the interest-only payment period for an additional 24 months through November 2024, with principal payments to commence in December 2024. The maturity of the loan was extended to November 2027.

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

On May 17, 2024, the Company entered into the Fourth Amendment to the Loan and Security Agreement (“Amendment 4”). The Company currently has $50.0 million outstanding under the Loan and Security Agreement, which was drawn down in two equal tranches. The third $25.0 million tranche is available at the Company’s discretion through December 2024, upon achievement of certain clinical and business milestones, which were amended under Amendment 4. The fourth $25.0 million tranche may be available through June 1, 2025 (or through December 1, 2025, upon achievement of certain business milestones) upon the Company’s request, at Oxford and SVB’s discretion. Amendment 4 also extends the interest-only payment period for an additional six months through May 2025, with principal payments to commence in June 2025. Additionally, upon achievement of certain business performance milestones, which were achieved in October 2024, the interest-only payment period was extended through November 2025, with principal payments to commence in December 2025.

On February 10, 2025, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan and Security Agreement”) with Oxford. The Amended and Restated Loan and Security Agreement amends and restates in its entirety that certain Loan and Security Agreement, as amended.

The Amended and Restated Loan and Security Agreement provides for term loans in an aggregate principal amount of up to $200.0 million (each, a “Term Loan” and together, the “Term Loans”) subject to funding in four tranches. To date, the Company has received $50.0 million of Term Loans. The remaining three tranches, each in an amount of $50.0 million, are available to be borrowed (a) in the case of the second tranche, until December 31, 2025, (b) in the case of the third tranche, after the achievement of certain development and business performance milestones until September 30, 2026, and (c) in the case of the fourth tranche, after the achievement of certain development and business performance milestones until December 31, 2027. The Amended and Restated Loan and Security Agreement consolidates the existing outstanding loan tranches solely with Oxford and also extends the interest-only payment period through March 2029, with principal payments to commence in April 2029.

The outstanding principal of each Term Loan has an annual interest rate of (a) the greater of (i) the 1-Month CME Term SOFR on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 3% , plus (b) 5.5%. Interest is payable on a monthly basis based on the principal amount outstanding during the preceding month. In addition, the Company is required to pay Oxford a final payment fee equal to 2.00% of the original principal amount of each Term Loan advanced to the Company.

Adjusted for the Amended and Restated Loan and Security Agreement entered into in February 2025, the following table shows required payments (excluding interest), during the next five years on debt outstanding at December 31, 2024 (in thousands):

Year Ending December 31,	Total future payments
2025-2028	$—
2029	40,909
Total payments	$40,909

The Company incurred costs on behalf of the lender recorded as a debt discount of $0.5 million and incurred debt issuance costs of $0.1 million, both of which are recorded as a deduction from the carrying amount of the debt and are being amortized as interest expense over the term of the loan. The final payment fee will be treated as an additional debt discount and accreted to the debt balance over the term.

For the years ended December 31, 2024 and 2023, the Company recorded total interest expense for the debt of $6.6 million and $6.5 million, respectively.

14. Net Loss per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding, excluding restricted common stock. The weighted average number of common shares used in the basic and diluted net loss per share calculation includes the pre-funded warrants issued in connection with the Company’s November 2020, June 2022 and October 2024 follow-on offerings as the pre-funded warrants are exercisable at any time for nominal cash consideration. As of December 31, 2024, 10,681,528 pre-funded warrants have been exercised and 17,362,147 pre-funded warrants are outstanding. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share data):

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Net loss	$(246,294)	$(165,789)
Weighted average common shares outstanding, basic and diluted	99,838,102	83,347,086
Net loss per share, basic and diluted	$(2.47)	$(1.99)

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2024	2023
Restricted stock units	3,486,668	2,089,552
Stock options	8,469,926	7,300,953
Warrants	8,678,664	9,988,156
	20,635,258	19,378,661

15. Retirement Plan

The Company sponsors a 401(k) retirement plan, in which substantially all employees are eligible to participate upon employment. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. Effective January 1, 2020, the Company adopted a policy to match 50% of the employee contributions to the 401(k) plan up to a maximum of 6% of the participating employee’s eligible earnings, resulting in a maximum company match of 3% of the participating employee’s eligible earnings subject to statutory limitations. The Company recognized $1.1 million and $0.9 million in expense related to the match during the years ended December 31, 2024 and 2023, respectively.

16. Segment Reporting

The Company operates and manages its business as a single segment for the purposes of assessing performance and making operating decisions. The Company’s president and chief executive officer, who is the chief operating decision maker (“CODM”), reviews the Company’s financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources and; therefore we have presented segment information on the same basis. When evaluating the Company’s financial performance, the CODM regularly reviews net loss, non-operating expenses and operating expenses with non-cash expenses such as depreciation and equity-based compensation expense removed. The CODM considers net loss in making decisions on how to allocate resources. The measure of segment assets is reported on the balance sheet as total consolidated assets. All of the Company's long-lived assets are held in the United States.

The following table presents significant expense information about the Company’s operating segment:

	Year Ended December 31,
	2024	2023
Operating expenses:
Employee related expense	$68,790	$48,294
External R&D expense - SMA	68,076	40,141
External R&D expense - oncology	9,957	14,200
External R&D expense - cardiometabolic/obesity	21,843	1,914
External R&D expense - Early Research and other	3,055	4,464
External expense - G&A	22,384	13,973
Other segment related expense*	19,383	18,313

Employee related equity-based compensation expense	36,628	27,141
Depreciation and amortization expense	1,937	2,855

Interest income	(12,682)	(12,099)
Interest expense	6,837	6,738
Other non-operating income/(expense), net	86	(145)

Net loss	$246,294	$165,789

* Consists of other segment expenses related to supplies, corporate and facilities expenses.

17. Subsequent Events

On February 10, 2025, the Company entered into the Amended and Restated Loan and Security Agreement with Oxford for up to $200.0 million of which $25.0 million from Tranche 1 was received in October 2020 and $25.0 million from Tranche 2 was received in December 2021. The Amended and Restated Loan and Security Agreement consolidates the existing outstanding loan tranches solely with Oxford and extends the interest-only payment period through March 2029, with principal payments to commence in April 2029. Additional details of the Amended and Restated Loan and Security Agreement can be found in Note 13 and as an exhibit to these financial statements.