Form 10-Q
period 2025-03-31
Scholar Rock Holding Corp
filed 2025-05-14
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2025

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

The number of outstanding shares of the Registrant’s Common Stock as of May 12, 2025 was 94,945,562.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”), including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the success, cost and timing of clinical trials for apitegromab (such as our Phase 2 EMBRAZE clinical trial) and SRK-181, including the progress, completion, timing of results, and actual results of our clinical trials;
●	the timing, scope, or likelihood of our ability to obtain and maintain regulatory approval from the U.S. Food and Drug Administration (“FDA”), the European Commission (“EC”) and other regulatory authorities for apitegromab, and any related restrictions, limitations or warnings in the label of any approval for apitegromab;
●	our success in identifying and executing a development program for our preclinical product candidates, including SRK-439, SRK-373, SRK-256 and identifying additional product candidates from our preclinical programs and research pipeline;
●	our success in identifying and executing development programs for additional indications for apitegromab and SRK-181;
●	the clinical utility of our product candidates and their potential advantages over other therapeutic options;
●	the fact that top-line or interim data from our clinical studies may not be predictive of the final or more detailed results of such study or the results of other ongoing or future studies;
●	the potential benefit of orphan drug exclusivity, Orphan Drug Designation, Fast Track Designation and Rare Pediatric Disease Designation for apitegromab, SRK-181 and any other of our product candidates that may receive one or more of these designations;
●	our ability to obtain, generally or on terms acceptable to us, funding for our operations, including funding necessary to complete further development and, upon successful development, if approved, commercialization of apitegromab, SRK-181, SRK-439, SRK-373, SRK-256 or any of our future product candidates;
●	our ability to retain our executives and highly skilled technical and managerial personnel, which could be affected due to any transition in management, or if we fail to recruit additional highly skilled personnel;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection and our ability to operate our business without infringing on the intellectual property rights of others;
●	our ability, through third party manufacturers, to successfully manufacture our product candidates for clinical trials and for commercial use, if approved;
●	our ability to successfully build a commercial infrastructure to launch and market apitegromab, or otherwise provide access to apitegromab, if and when it is approved or receives pricing or reimbursement approval;
●	the rate and degree of market acceptance of our product candidates, if approved;

●	our ability to establish or maintain collaborations or strategic relationships;
●	our expectations relating to the potential of our proprietary platform technology;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets, either alone or in combination with others;
●	the impact of new laws and regulations or amendments to existing laws and regulations in the United States and foreign countries;
●	risks associated with the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, tariff policies, economic sanctions and economic slowdowns or recessions or public health pandemics;
●	developments and projections relating to our competitors and our industry;
●	our estimates and expectations regarding cash, cash reserves, and expense levels, future revenues, capital requirements and needs for additional financing, including our expected use of proceeds from our public offerings, and liquidity sources;
●	our expectations regarding the period during which we qualify as a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act; and
●	other risks and uncertainties, including those listed under the caption Part II, Item 1A “Risk Factors”.

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

SCHOLAR ROCK HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$137,926	$177,878
Marketable securities	226,449	259,400
Prepaid expenses and other current assets	20,872	13,887
Total current assets	385,247	451,165
Property and equipment, net	2,639	2,761
Operating lease right-of-use asset	14,403	15,644
Restricted cash	2,407	2,407
Other long-term assets	2,857	2,945
Total assets	$407,553	$474,922
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,437	$10,095
Accrued expenses	27,640	31,067
Operating lease liability	5,497	5,774
Total current liabilities	37,574	46,936
Long-term portion of operating lease liability	7,905	9,206
Long-term debt	49,741	50,146
Total liabilities	95,220	106,288
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 94,873,407 and 93,823,678 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	95	94
Additional paid-in capital	1,309,547	1,291,095
Accumulated other comprehensive income	129	160
Accumulated deficit	(997,438)	(922,715)
Total stockholders’ equity	312,333	368,634
Total liabilities and stockholders’ equity	$407,553	$474,922

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$48,678	$43,094
General and administrative	28,412	15,325
Total operating expenses	77,090	58,419
Loss from operations	(77,090)	(58,419)
Other income (expense), net	2,367	1,566
Net loss	$(74,723)	$(56,853)
Net loss per share, basic and diluted	$(0.67)	$(0.59)
Weighted average common shares outstanding, basic and diluted	111,838,272	95,892,601

Comprehensive loss:
Net loss	$(74,723)	$(56,853)
Other comprehensive loss:
Unrealized loss on marketable securities	(31)	(142)
Total other comprehensive loss	(31)	(142)
Comprehensive loss	$(74,754)	$(56,995)

The accompanying notes are an integral part of these consolidated financial statements.

Table of Content

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2024	93,823,678	$94	$1,291,095	$160	$(922,715)	$368,634
Unrealized loss on marketable securities	—	—	—	(31)	—	(31)
Exercise of stock options	375,939	—	5,038	—	—	5,038
Issuance of common shares upon restricted stock units ("RSU") vesting	673,790	1	(1)	—	—	—
Equity-based compensation expense	—	—	13,413	—	—	13,413
Other	—	—	2	—	—	2
Net loss	—	—	—	—	(74,723)	(74,723)
Balance at March 31, 2025	94,873,407	$95	$1,309,547	$129	$(997,438)	$312,333

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	75,979,495	$76	$901,471	$92	$(676,421)	$225,218
Unrealized loss on marketable securities	—	—	—	(142)	—	(142)
Exercise of stock options	47,293	—	280	—	—	280
Issuance of common shares upon RSU vesting	360,373	—	—	—	—	—
Exercise of pre-funded and common warrants	3,357,493	4	6,102	—	—	6,106
Equity-based compensation expense	—	—	8,164	—	—	8,164
Net loss	—	—	—	—	(56,853)	(56,853)
Balance at March 31, 2024	79,744,654	$80	$916,017	$(50)	$(733,274)	$182,773

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(74,723)	$(56,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	393	598
Amortization of debt discount and debt issuance costs	448	77
Equity-based compensation	13,413	8,164
Amortization/accretion of investment securities	(1,905)	(1,919)
Non-cash operating lease expense	1,241	1,612
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(6,969)	(384)
Other assets	88	315
Accounts payable	(5,658)	(610)
Accrued expenses	(3,446)	963
Operating lease liabilities	(1,578)	(1,769)
Other liabilities	21	21
Net cash used in operating activities	(78,675)	(49,785)
Cash flows from investing activities:
Purchases of property and equipment	(271)	(23)
Purchases of marketable securities	(58,073)	(34,993)
Sales and maturities of marketable securities	92,898	68,400
Net cash provided by investing activities	34,554	33,384
Cash flows from financing activities:
Proceeds from pre-funded and common warrant exercises	—	6,106
Proceeds from stock option exercises	5,020	419
Proceeds from debt refinancing	24,667	—
Extinguishment of long-term debt	(25,520)	—
Other	2	—
Net cash provided by financing activities	4,169	6,525
Net decrease in cash, cash equivalents and restricted cash	(39,952)	(9,876)
Cash, cash equivalents and restricted cash, beginning of period	180,285	104,262
Cash, cash equivalents and restricted cash, end of period	$140,333	$94,386
Supplemental disclosure for non-cash items:
Property and equipment purchases in accounts payable & accrued expenses	$—	$13
Supplemental cash flow information:
Cash paid for interest	$1,500	$1,656

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

1. Nature of the Business

Scholar Rock Holding Corporation (the “Company”) is a late-stage biopharmaceutical company focused on advancing innovative treatments for neuromuscular diseases, cardiometabolic disorders, and other serious diseases. As a global leader in transforming growth factor beta (“TGFβ”) superfamily biology, the Company’s novel understanding of the molecular mechanisms of growth factor activation enabled the development of a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target the precursor, or latent, forms of growth factors. By targeting the signaling proteins at the cellular level and acting in the disease microenvironment, the Company believes that it may avoid the historical dose-limiting safety challenges associated with inhibiting growth factors for therapeutic effect. We believe our focus on biologically validated growth factors may facilitate a more efficient development path.

The Company’s first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-targeted therapy for the treatment of spinal muscular atrophy (“SMA”). In October 2024, the Company announced positive top-line results from SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with nonambulatory Type 2 and Type 3 SMA. The study achieved its primary endpoint. The Company submitted a U.S. Biologics License Application (“BLA”) to the FDA in January 2025, which is now under priority review with a Prescription Drug User Fee Act (“PDUFA”) target action date of September 22, 2025. In March 2025 the Company submitted to the European Medicines Agency (“EMA”) and received validation of its marketing authorisation application (“MAA”) for apitegromab for the treatment of SMA. The FDA granted Fast Track designation, Rare Pediatric Disease designation and Orphan Drug designation to apitegromab for the treatment of SMA in May 2021, August 2020 and March 2018, respectively. The EMA granted Priority Medicines (“PRIME”) designation in March 2021 and the EC granted orphan medicinal product designation in December 2018 to apitegromab for the treatment of SMA. If apitegromab is approved on or around its PDUFA action date, the Company expects to initiate a commercial product launch in the fourth quarter of 2025 in the United States, with a commercial launch of apitegromab in Europe anticipated to follow in 2026.

In October 2023, the Company announced an expansion of its therapeutic focus into cardiometabolic disorders by advancing its anti-myostatin program with SRK-439, a novel, fully human anti-myostatin monoclonal antibody, for evaluation in cardiometabolic disorders, including obesity. The Company is developing SRK-439 towards a potential investigational new drug application submission in the third quarter of 2025. In 2024, the Company presented preclinical data at scientific conferences which support the potential of SRK-439 to increase lean mass and contribute to a favorable body composition in conjunction with GLP-1 receptor agonist (“GLP-1 RA”) treatment. To inform the development of SRK-439, in May 2024 the Company initiated the Phase 2 EMBRAZE proof-of-concept trial, designed to assess the safety and efficacy of apitegromab to preserve muscle mass in individuals living with obesity and on background therapy of a GLP-1 RA. In September 2024, the Company announced that it had completed enrollment in the Phase 2 EMRAZE proof-of-concept trial. Top-line results from this trial are expected in the second quarter of 2025.

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

Additionally, the Company continues to develop a pipeline of product candidates to deliver novel therapies to underserved patients suffering from a wide range of serious diseases, including neuromuscular disorders, cardiometabolic disorders, cancer, fibrosis, and iron-restricted anemia. The Company was originally formed in May 2012. Its principal offices are in Cambridge, Massachusetts.

Since its inception, the Company’s operations have focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect, as well as establishing the Company’s intellectual property portfolio and performing research and development activities. The Company has primarily financed its operations through various equity financings, as well as research and development collaboration agreements and the Company’s debt facility (see Note 10).

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

The Company believes that its existing cash, cash equivalents, and marketable securities at March 31, 2025 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date these financial statements are issued.

2. Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of the unaudited consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Cash, Cash Equivalents and Restricted Cash

The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statement of cash flows (in thousands):

	As of March 31,
	2025	2024
Cash and cash equivalents	$137,926	$91,979
Restricted cash	2,407	2,407
	$140,333	$94,386

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The standard requires disclosure of incremental segment information on an annual and interim basis and allows for multiple measures of a segment’s profit or loss provided that one of those measures is consistent with GAAP. The amendments in this update do not change how a public company identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments, but rather requires public entities to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reporting segment’s profit or loss and assets that are currently required annually. ASU 2023-07 becomes effective for the annual period starting on January 1, 2024, and for interim periods starting on January 1, 2025. The adoption of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the transparency of income tax disclosures to provide information to investors to better assess how a company’s operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This requires public entities to disclose additional categories in the rate reconciliation regarding federal and state income taxes, and provide more details surrounding reconciling items if a quantitative threshold is met. The effective date for public companies is for annual periods starting on January 1, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance, however, the Company has decided not to early adopt, does not anticipate a material impact to its net financial position, and is still evaluating the impact on its disclosures will be as a result of the adoption of ASU 2023-09.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for public companies for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is still evaluating the impact on its disclosures in future years as a result of the adoption of ASU 2024-03.

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$87,071	$87,071	$—	$—
U.S. treasury obligations, included in cash and cash equivalents	31,907	31,907	—	—
Marketable securities:
U.S. treasury obligations and government agency securities	226,449	226,449	—	—
Total assets	$345,427	$345,427	$—	$—

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$97,290	$97,290	$—	$—
U.S. treasury obligations, included in cash and cash equivalents	63,171	63,171	—	—
Marketable securities:
U.S. treasury obligations and government agency securities	259,400	259,400	—	—
Total assets	$419,861	$419,861	$—	$—

Cash, cash equivalents and marketable securities are Level 1 assets and include investments in money market funds, U.S. treasury obligations and government agency securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 as of March 31, 2025 and December 31, 2024. There were no transfers of assets between fair value measurement levels during the three months ended March 31, 2025 or 2024.

The carrying amounts reflected in the balance sheets for prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at March 31, 2025 and December 31, 2024, due to their short-term nature.

The Company believes the terms of its debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company's debt approximates its fair value based on Level 3 of the fair value hierarchy.

4. Marketable Securities

The following table summarizes the Company’s investments as of March 31, 2025 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. treasury obligations and government agency securities	$226,320	$131	$(2)	$226,449
Total available-for-sale securities	$226,320	$131	$(2)	$226,449

The following table summarizes the Company’s investments as of December 31, 2024 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. treasury obligations and government agency securities	$259,240	$180	$(20)	$259,400
Total available-for-sale securities	$259,240	$180	$(20)	$259,400

Amortized cost approximated fair value for money market funds and U.S. treasury obligations included in cash and cash equivalents. The aggregate fair value of marketable securities with unrealized losses was $51.0 and $23.9 million at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025 and December 31, 2024, 11 investments and 12 investments, respectively, were in an unrealized loss position. All such investments have been in an unrealized loss position for less than a year and these losses are considered temporary. The Company has the ability and intent to hold these investments until a recovery of their amortized cost, which may not occur until maturity.

The Company believes that U.S. treasury obligations and government agency securities are subject to minimal credit risk. As a result, the Company did not record any charges for credit-related impairments for its available-for-sale securities for the three months ended March 31, 2025.

5. Prepaid Expenses and Other Assets

At March 31, 2025 and December 31, 2024, prepaid expenses and other current assets consist of the following (in thousands):

	As of
	March 31,	December 31,
	2025	2024
Prepaid external research and development expenses	$13,739	$7,716
Prepaid other	4,239	2,961
Receivables	1,944	2,151
Prepaid professional services expense	639	419
Prepaid insurance	311	640
	$20,872	$13,887

At March 31, 2025 and December 31, 2024, other long-term assets consist of the following (in thousands):

	As of
	March 31,	December 31,
	2025	2024
Prepaid external research and development expenses	$2,294	$2,395
Prepaid other	553	536
Prepaid insurance	10	14
	$2,857	$2,945

6. Accrued Expenses

At March 31, 2025 and December 31, 2024, accrued expenses consist of the following (in thousands):

	As of
	March 31,	December 31,
	2025	2024
Accrued external research and development expense	$12,853	$12,116
Accrued payroll and related expenses	8,386	14,776
Accrued professional services expense	5,652	3,296
Accrued other	749	879
	$27,640	$31,067

7. Common Stock

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

The Company has had a sales agreement in place during various time periods with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program. Under this program, the Company is able to offer and sell, from time to time at its sole discretion, shares of its common stock through Jefferies as its sales agent. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. The current ATM agreement, established in November 2022, allows for the sale of shares of common stock having an aggregate offering price of up to $100 million. As of March 31, 2025, the Company has sold 619,290 shares, generating net proceeds of $5.2 million, under the ATM program. No sales were made under the ATM program during the three months ended March 31, 2025.

The Company has issued pre-funded warrants to purchase common stock, as well as warrants to purchase common stock as part of its financing activities. Both the pre-funded warrants and warrants meet the conditions for equity classification and are recorded as a component of stockholders’ equity within additional paid-in capital. In October 2024, June 2022 and November 2020, the Company issued 353,983, 25,510,205 and 2,179,487 pre-funded warrants, respectively. During the three months ended March 31, 2025 and 2024, 0 and 2,526,833, respectively, of the Company’s pre-funded warrants were exercised. As of March 31, 2025, the Company has 17,362,147 pre-funded warrants outstanding. In June 2022, the Company also issued 10,459,181 warrants with an exercise price of $7.35. During the three months ended March 31, 2025 and 2024, 0 and 830,660, respectively, of the Company’s warrants were exercised. As of March 31, 2025, the Company has 8,678,664 warrants outstanding.

8. Equity-Based Compensation

The Company recorded equity-based compensation expense related to all equity-based awards, which was allocated as follows in the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Research and development expense	$4,035	$3,531
General and administrative expense	9,378	4,633
	$13,413	$8,164

Equity-based compensation during the three months ended March 31, 2025 includes $4.0 million related to the modification of certain equity awards.

The following table summarizes the Company’s unrecognized equity-based compensation expense as of March 31, 2025:

	As of March 31, 2025
	Unrecognized Expense (in thousands)	Weighted Average Remaining Period of Recognition (years)
RSUs	$63,427	2.7
Stock options	71,527	2.6
	$134,954

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the current year:

		Weighted
		Average Grant
	Number of Units	Date Fair Value
RSUs as of December 31, 2024	3,486,668	$13.86
Granted	942,116	$35.82
Vested	(673,790)	$16.30
Forfeited	(53,307)	$18.25
RSUs as of March 31, 2025	3,701,687	$18.94

The total fair value of RSUs vested during the three months ended March 31, 2025 was $28.3 million.

Stock Options

The following table summarizes the Company’s stock option activity for the current year:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	8,469,926	$15.19	7.83	$244,677
Granted	1,256,169	$35.82
Exercised	(375,939)	$13.40
Cancelled	(62,579)	$19.68
Outstanding as of March 31, 2025	9,287,577	$18.02	7.86	$149,539
Options exercisable as of March 31, 2025	4,023,096	$17.43	6.61	$71,394

Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the three months ended March 31, 2025 was $30.02.

The following weighted average assumptions were used in determining the fair value of options granted in the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Risk-free interest rate	4.11%	4.14%
Expected dividend yield	0.0%	0.0%
Expected term (years to liquidity)	6.00	6.02
Expected volatility	108.68%	91.39%

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

Other information related to the Lease is as follows (in thousands, except lease term and discount rate):

For Three Months Ended
March 31,
2025
Lease cost:
Operating lease cost	$1,714
Variable lease cost	392
Total lease cost	$2,106

For Three Months Ended
March 31,
2025
Other information:
Operating cash flows used for operating leases	$2,051
Weighted average remaining lease term	2.4
Weighted average incremental borrowing rate	13.1%

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2025 and 2024.

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

On November 10, 2022, the Company entered into the Second Amendment to the Loan and Security Agreement (“Amendment 2”) to increase the Company’s borrowing capacity under the Loan and Security Agreement to an amount up to $100.0 million, comprised of the original $50.0 million loan which remains outstanding and two additional $25.0 million tranches. The first $25.0 million tranche available under Amendment 2, was available at the Company’s discretion through December 2023 upon achievement of certain development and business performance milestones. The Company did not exercise this tranche. The second $25.0 million tranche available under Amendment 2, may be available upon the Company’s request, at Oxford and SVB’s discretion. Amendment 2 also extended the interest-only payment period for an additional 24 months through November 2024, with principal payments to commence in December 2024. The maturity of the loan was extended to November 2027.

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

The Amended and Restated Loan and Security Agreement provides for term loans in an aggregate principal amount of up to $200.0 million (each, a “Term Loan” and together, the “Term Loans”) subject to funding in four tranches. To date, the Company has received $50.0 million of Term Loans. The remaining three tranches, each in an amount of $50.0 million, are available to be borrowed (a) in the case of the second tranche, until December 31, 2025, (b) in the case of the third tranche, after the achievement of certain development and business performance milestones until September 30, 2026, and (c) in the case of the fourth tranche, after the achievement of certain development and business performance milestones until December 31, 2027. The Amended and Restated Loan and Security Agreement consolidates the existing outstanding loan tranches solely with Oxford and also extends the interest-only payment period through March 2029, with principal payments to commence in April 2029. In conjunction with the Amended and Restated Loan and Security Agreement, the Company was required to pay $0.9 million, which includes $0.5 million to SVB for the final payment on the outstanding tranche.

The outstanding principal of each Term Loan has an annual interest rate of (a) the greater of (i) the 1-Month CME Term SOFR on the last business day of the month that immediately precedes the month in which the interest will accrue and (ii) 3%, plus (b) 5.5%. Interest is payable on a monthly basis based on the principal amount outstanding during the preceding month. In addition, the Company is required to pay Oxford a final payment fee equal to 2.00% of the original principal amount of each Term Loan advanced to the Company.

11. Net Loss per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding, excluding restricted common stock. The weighted average number of common shares used in the basic and diluted net loss per share calculation includes the pre-funded warrants issued in connection with the Company’s November 2020, June 2022 and October 2024 follow-on offerings as the pre-funded warrants are exercisable at any time for nominal cash consideration. As of March 31, 2025, 10,681,528 pre-funded warrants have been exercised and 17,362,147 pre-funded warrants remain outstanding. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2025	2024
RSUs	3,701,687	3,089,689
Stock options	9,287,577	9,048,138
Warrants	8,678,664	9,157,496
	21,667,928	21,295,323

12. Segment Reporting

The Company operates and manages its business as a single segment for the purposes of assessing performance and making operating decisions. The Company’s president and chief executive officer, who is the chief operating decision maker (“CODM”), reviews the Company’s financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources and therefore we have presented segment information on the same basis. When evaluating the Company’s financial performance, the CODM regularly reviews net loss, non-operating expenses and operating expenses with non-cash expenses such as depreciation and equity-based compensation expense removed. The CODM considers net loss in making decisions on how to allocate resources. The measure of segment assets is reported on the balance sheet as total consolidated assets. All of the Company's long-lived assets are held in the United States.

The following table presents significant expense information about the Company’s operating segment:

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Employee related expense	$22,938	$16,080
External R&D expense - SMA	17,074	16,201
External R&D expense - oncology	1,110	2,747
External R&D expense - cardiometabolic/obesity	6,348	4,032
External R&D expense - Early research and other	1,614	741
External expense - G&A	8,942	5,001
Other segment related expense*	5,258	4,857

Employee related equity-based compensation expense	13,413	8,164
Depreciation and amortization expense	393	596

Interest income	(4,229)	(3,319)
Interest expense	1,818	1,732
Other non-operating expense/(income), net	44	21

Net loss	$74,723	$56,853

* Consists of other segment expenses related to supplies, corporate and facilities expenses.

13. Subsequent Events

Effective April 27, 2025, the Board appointed David Hallal as Chief Executive Officer, Akshay Vaishnaw as President of Research and Development, R. Keith Woods as Chief Operating Officer and Vikas Sinha as Chief Financial Officer, following Jay T. Backstrom’s transition from his role as the Company’s Chief Executive Officer and President to Senior Advisor. In connection with his appointment, Mr. Hallal was granted a stock option to purchase 275,167 shares of the Company’s common stock, 250,000 RSUs and a target number of 500,000 performance stock units (“PSUs”) pursuant to the Company’s 2018 Stock Option and Incentive Plan (“2018 Plan”). Dr. Vaishnaw and Messrs. Woods and Sinha were each granted (i) a stock option to purchase 110,067 shares of the Company's common stock, 100,000 RSUs and a target number of 200,000 PSUs, pursuant to the Company’s 2018 Plan in the case of Dr. Vaishnaw and pursuant to the Company’s 2022 Inducement Equity Plan in the case of each of Messrs. Woods and Sinha.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this Quarterly Report, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Overview

We are a late-stage biopharmaceutical company focused on advancing innovative treatments for neuromuscular diseases, cardiometabolic disorders, and other serious diseases. As a global leader in transforming growth factor beta (“TGFβ”) superfamily biology, our novel understanding of the molecular mechanisms of growth factor activation enabled us to develop a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target the precursor, or latent, forms of growth factors. By targeting the signaling proteins at the cellular level and acting in the disease microenvironment, we believe we may avoid the historical dose-limiting safety challenges associated with inhibiting growth factors for therapeutic effect. We believe our focus on biologically validated growth factors may facilitate a more efficient development path.

Based on this proprietary and scalable technology platform, we are building a growing portfolio of novel product candidates with the aim of transforming the lives of patients suffering from a wide range of serious diseases, including neuromuscular disorders, cardiometabolic disorders, cancer, fibrosis and iron-restricted anemia. We have discovered and progressed the development of:

●	Apitegromab, an investigational, fully human monoclonal antibody that inhibits myostatin activation by selectively binding the pro- and latent forms of myostatin in skeletal muscle and is being developed for the treatment of spinal muscular atrophy (“SMA”). We also believe apitegromab could have potential in the treatment of other neuromuscular disorders where the inhibition of myostatin may be beneficial.
●	SRK-439, a novel, preclinical, investigational myostatin inhibitor that has high in vitro affinity for pro- and latent myostatin and maintains myostatin specificity and is being developed for the treatment of cardiometabolic disorders.
●	SRK-181, an investigational inhibitor of the activation of latent TGFβ1, that is being developed for the treatment of cancers that are resistant to anti-PD-(L)1 antibody therapies.
●	SRK-373, a novel, preclinical, investigational TGFβ inhibitor that selectively inhibits the activation of latent TGFβ1 isoform in the context of fibrotic extracellular matrix and that avoids perturbing TGFβ1 presented by cells of the immune system and is being developed for the treatment of fibrotic diseases.

●	SRK-256, a novel, preclinical, investigational inhibitor that selectively inhibits RGMc or hemojuvelin, the co-receptor of bone morphogenic protein 6 (“BMP6”), and hence inhibits BMP6 signaling. BMP6 signaling is critical for iron homeostasis and SRK-256 has wide potential applicability in states of iron-restricted anemias.
●	Additional discovery and early preclinical programs related to the selective modulation of growth factor signaling.

Our first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-targeted therapy for the treatment of SMA. In October 2024, we announced positive top-line results in SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with nonambulatory Type 2 and Type 3 SMA (which is estimated to represent the majority of the current prevalent SMA patient population in the U.S. and Europe). The study achieved its primary endpoint. At the March 2025 Muscular Dystrophy Association Clinical & Scientific Conference, we presented additional data related to secondary endpoint analyses in which apitegromab demonstrated a clinically meaningful and consistent benefit in motor function across pre-specified patient subgroups. We submitted a U.S. Biologics License Application to the FDA in January 2025, which is now under priority review with a Prescription Drug User Fee Act (“PDUFA”) target action date of September 22, 2025. Priority review designation conveys that the FDA has determined that if apitegromab is approved, it could offer significant improvement in the safety or effectiveness of treatment of the serious condition of SMA. In March 2025 we submitted to the European Medicines Agency (“EMA”) and received validation of our marketing authorisation application (“MAA”) for apitegromab for the treatment of SMA. Validation confirms that the application includes the essential regulatory elements required for scientific assessment of the MAA and the scientific evaluation process by the EMA’s Committee for Medicinal Products for Human Use can begin. If apitegromab is approved on or around its PDUFA action date, we expect to initiate a commercial product launch in the fourth quarter of 2025 in the United States, with a commercial launch of apitegromab in Europe anticipated to follow in 2026.

Apitegromab was evaluated in our Phase 2 TOPAZ proof-of-concept clinical trial for the treatment of patients with Type 2 and Type 3 SMA. Positive 12-month top-line results were initially announced in April 2021. We have subsequently presented data from the TOPAZ trial over 24-months (2022), 36-months (2023) and 48-months (2024). At 48-months over 90% of TOPAZ patients with nonambulatory Type 2 and 3 SMA receiving a survival motor neuron (“SMN”) therapy remained on apitegromab treatment and showed sustained clinical benefit, with a continued generally favorable safety profile and no new safety findings. Additionally, we are conducting a long-term extension study, ONYX, for patients from both the TOPAZ and SAPPHIRE studies, who are receiving apitegromab in conjunction with an approved SMN therapy. The FDA granted Fast Track designation, Rare Pediatric Disease designation and Orphan Drug designation to apitegromab for the treatment of SMA in May 2021, August 2020 and March 2018, respectively. The EMA granted Priority Medicines (“PRIME”) designation in March 2021 and the EC granted orphan medicinal product designation in December 2018 to apitegromab for the treatment of SMA.

We believe that apitegromab has the potential to be the first muscle-targeted therapy that is aimed at improving motor function in patients with SMA who are receiving an SMN therapy. We also have identified multiple other diseases for which the selective inhibition of the activation of myostatin may offer therapeutic benefit, including additional patient populations in SMA (such as patients with SMA under two years of age) and indications for other neuromuscular disorders beyond SMA. We plan to initiate the Phase 2 OPAL trial in SMA patients under two years of age in the third quarter of 2025.

In October 2023, we announced an expansion of our therapeutic focus into cardiometabolic disorders by advancing our anti-myostatin program with SRK-439, a novel, fully human anti-myostatin monoclonal antibody, for evaluation in cardiometabolic disorders, including obesity. We are developing SRK-439 towards a potential investigational new drug application (“IND”) submission in the third quarter of 2025. In 2024, we presented preclinical data at scientific conferences which support the potential of SRK-439 to increase lean mass and contribute to a favorable body composition in conjunction with GLP-1 receptor agonist (“GLP-1 RA”) treatment. To inform the development of SRK-439, in May 2024 we initiated the Phase 2 EMBRAZE proof-of-concept trial, designed to assess the safety and efficacy of apitegromab to preserve muscle mass in individuals living with obesity and on background therapy of a GLP-1 RA. In

September 2024, we announced that we completed enrollment in the Phase 2 EMRAZE proof-of-concept trial. Top-line results from this trial are expected in the second quarter of 2025.

Our second product candidate, SRK-181, a highly selective inhibitor of the activation of latent TGFβ1, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies (referred to together as anti-PD-(L)1 antibody therapies). SRK-181 is being evaluated in our Phase 1 DRAGON proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibody therapies. We completed enrollment of the DRAGON trial in December 2023 and continue to treat patients who remain on study. This two-part clinical trial consists of a dose escalation portion (Part A) and a dose expansion portion evaluating SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy (Part B). Part B commenced in 2021 and includes the following active cohorts: urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, clear cell renal cell carcinoma (“ccRCC”), and head and neck squamous cell carcinoma. Safety, efficacy and biomarker data were presented in June 2024 at the ASCO annual meeting and in November 2024 at the Society for Immunotherapy of Cancer (“SITC”) 39th Annual Meeting. The data showed encouraging responses in heavily pretreated and anti-PD-(L)1 resistant patients across multiple tumor types. We believe that the DRAGON trial achieved its study objectives by showing objective, durable clinical responses to date in patients with ccRCC resistant to PD-1 therapy above what is expected from continuing PD-1 alone.

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

We have incurred significant operating losses since inception. Our net losses were $74.7 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $997.4 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future in performing our ongoing activities, as we:

●	develop our commercialization capabilities to support product sales, marketing and distribution activities;
●	continue development activities for apitegromab, including the close out of our Phase 3 SAPPHIRE pivotal clinical trial in SMA, the conduct of ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies, the initiation of our Phase 2 OPAL study for SMA patients under two years of age and the associated drug supply;
●	continue research and development activities for SRK-181, including the conduct of our Phase 1 DRAGON proof-of-concept clinical trial;
●	continue research and development activities for our cardiometabolic program, including our Phase 2 EMBRAZE proof-of-concept trial with apitegromab and advancing SRK-439 towards a potential IND submission in the third quarter of 2025;
●	continue to discover, validate and develop additional product candidates through the use of our proprietary platform;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional research, development, commercial and other business personnel; and
●	continue to build the infrastructure to support our operations as a public company.

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

Recent Developments

Amendment to Loan and Security Agreement

On February 10, 2025, we entered into the Amended and Restated Loan and Security Agreement with Oxford for up to $200.0 million of which $25.0 million from Tranche 1 was received in October 2020 and $25.0 million from Tranche 2 was received in December 2021. The Amended and Restated Loan and Security Agreement consolidates the existing outstanding loan tranches solely with Oxford and extends the interest-only payment period through March 2029, with principal payments to commence in April 2029. Additional details of the Amended and Restated Loan and Security Agreement can be found in Note 10.

Management Transition

Effective April 27, 2025, our Board appointed David Hallal as Chief Executive Officer of the Company following Jay T. Backstrom’s transition from his role as the Company’s Chief Executive Officer and President to Senior Advisor. Dr. Backstrom is expected to serve as Senior Advisor to the Company through October 31, 2025 as part of the planned transition. The Board also appointed Akshay Vaishnaw, a current member of the Board, as the Company’s President of Research & Development, R. Keith Woods as the Company’s Chief Operating Officer and Vikas Sinha as the Company’s Chief Financial Officer, in each case effective on the April 27, 2025.

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

General and Administrative

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and equity-based compensation expenses for personnel in executive, finance, business development, investor relations, legal, information technology, human resources and commercial functions. Other significant general and administrative expenses include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting, consulting services, professional services and corporate expenses. We expect general and administrative expense to increase as we continue to invest in building the infrastructure to support the commercialization of apitegromab.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our cash, cash equivalents and marketable securities, partially offset by interest expense incurred on our debt facility, including amortization of debt discount and debt issuance costs.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$48,678	$43,094	$5,584	13.0%
General and administrative	28,412	15,325	13,087	85.4%
Total operating expenses	77,090	58,419	18,671	32.0%
Loss from operations	(77,090)	(58,419)	(18,671)	32.0%
Other income (expense), net	2,367	1,566	801	51.1%
Net loss	$(74,723)	$(56,853)	$(17,870)	31.4%

Operating Expenses

Research and Development

Research and development expense was $48.7 million and $43.1 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $5.6 million or 13.0%. The following table summarizes our research and development expense for the three months ended March 31, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2025	2024	$	%
External costs by program
Apitegromab	$19,301	$18,248	$1,053	5.8%
SRK-181	1,110	2,747	(1,637)	(59.6)%
SRK-439	4,279	1,985	2,294	115.6%
Other early programs and unallocated costs	1,455	741	714	96.4%
Total external costs	26,145	23,721	2,424	10.2%
Internal costs:
Employee compensation and benefits	18,110	14,928	3,182	21.3%
Facility and other	4,423	4,445	(22)	(0.5)%
Total internal costs	22,533	19,373	3,160	16.3%
Total research and development expense	$48,678	$43,094	$5,584	13.0%

The increase in research and development expense was primarily attributable to the following:

●	An increase in our external research and development costs of $2.4 million, which primarily consisted of:
o	$1.1 million increase in costs associated with apitegromab primarily due to an increase in drug supply manufacturing, partially offset by a decrease in clinical trial costs as our Phase 2 TOPAZ trial extension period and Phase 3 SAPPHIRE clinical trial are being completed;
o	$1.7 million decrease in costs associated with SRK-181;
o	$2.3 million increase in preclinical costs and manufacturing development for SRK-439; and
o	$0.7 million increase in other early development candidates and unallocated costs.

●	$3.2 million increase in internal research and development costs, which was primarily driven by an increase in employee related costs, including salaries, bonus, benefits, payroll taxes and non-cash equity-based compensation expense related to increased headcount.

Total research and development expenses are expected to continue to be substantial, driven by employee compensation costs and development costs associated with our clinical stage programs as we continue development activities for apitegromab in SMA, the conduct of ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies and the associated drug supply, our initiation of our Phase 2 OPAL trial in SMA patients under the age of two, as well as costs associated with supporting our cardiometabolic program, including our Phase 2 EMBRAZE proof-of-concept trial of apitegromab and our preclinical program, SRK-439. Additionally, we will continue to invest in our pipeline. We expect costs of our SRK-181 program to decrease, as we completed enrollment of the Phase 1 DRAGON clinical trial in December 2023.

General and Administrative

General and administrative expense was $28.4 million and $15.3 million for the three months ended March 31, 2025 and 2024, respectively, an increase of $13.1 million or 85.4%. The total increase was primarily associated with an approximately $4.2 million increase in employee-related costs including salaries, bonus, benefits and payroll taxes related to increased headcount, an increase of $4.7 million in non-cash equity-based compensation expense related to increased headcount and the modification of certain equity awards and an increase of approximately $4.0 million in professional service fees. We expect general and administrative expense to increase as we continue to invest in building the infrastructure to support the commercialization of apitegromab.

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to an increase in interest income earned due to higher balances in our cash, cash equivalents and marketable securities.

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

The following table provides information regarding our total cash, cash equivalents and marketable securities at March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$137,926	$177,878
Marketable securities	226,449	259,400
Total cash, cash equivalents and marketable securities	$364,375	$437,278

During the three months ended March 31, 2025, our cash, cash equivalents and marketable securities balance decreased by $72.9 million. The change was primarily due to cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our product candidates and supported our internal research and development efforts and made interest payments on our debt, partially offset by proceeds from the exercises of stock options.

Our current ATM program, established in November 2022, allows for the sale of shares of our common stock having an aggregate offering price of up to $100 million. As of March 31, 2025, the Company has sold 619,290 shares of our common stock, generating net proceeds of $5.2 million, under the ATM program. No sales were made under the ATM program during the three months ended March 31, 2025. In October 2021, we sold 500,000 shares of our common stock through a sale in our prior ATM program (in place between March 2021 and June 2022) and received $13.1 million in net proceeds, after deducting commissions and fees.

On February 10, 2025, we entered into the Amended and Restated Loan and Security Agreement with Oxford for up to $200 million of which $25.0 million from Tranche 1 was received in October 2020 and $25.0 million from Tranche 2 was received in December 2021 (see Note 10). The Amended and Restated Loan and Security Agreement consolidates the existing outstanding loan tranches solely with Oxford.

For additional information on certain prior liquidity sources see Note 7.

During the three months ended March 31, 2025, none of the Company’s pre-funded warrants were exercised. As of March 31, 2025, the Company had 17,362,147 pre-funded warrants outstanding.

During the three months ended March 31, 2025, none of the Company’s common warrants were exercised. As of March 31, 2025, the Company had 8,678,664 common warrants outstanding.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(78,675)	$(49,785)
Net cash provided by investing activities	34,554	33,384
Net cash provided by financing activities	4,169	6,525
Net decrease in cash, cash equivalents and restricted cash	$(39,952)	$(9,876)

Net Cash Used in Operating Activities

Net cash used in operating activities was $78.7 million for the three months ended March 31, 2025, and consisted of our net loss of $74.7 million and changes in our assets and liabilities of $17.6 million, partially offset by non-cash adjustments of $13.6 million. The non-cash adjustments are primarily from equity-based compensation.

Net cash used in operating activities was $49.8 million for the three months ended March 31, 2024, and consisted of our net loss of $56.9 million, changes in our assets and liabilities of $1.4 million, partially offset by non-cash adjustments of $8.5 million. The non-cash adjustments are primarily from equity-based compensation.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $34.6 million for the three months ended March 31, 2025 compared to net cash provided by investing activities of $33.4 million for the three months ended March 31, 2024. Net cash provided by investing activities for both periods was primarily associated with transactions involving our marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4.2 million for the three months ended March 31, 2025 compared to $6.5 million for the three months ended March 31, 2024. Net cash provided by financing activities for the three months ended March 31, 2025 was primarily attributable to proceeds from the exercise of stock options and the proceeds from our debt refinancing, partially offset by the long-term debt extinguishment. Net cash provided by financing activities for the three months ended March 31, 2024 was primarily attributable to proceeds from the exercise of warrants.

Funding Requirements

We expect our expenses to be substantial as we continue the research and development of apitegromab in SMA. In addition, we are seeking marketing approval for apitegromab, and if we seek marketing approval for any of our future product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect to continue to incur apitegromab development costs as we continue to invest in trials to support other SMA patient populations. We expect to continue to incur costs related to SRK-181 as we continue to treat patients who remain on the Phase 1 DRAGON clinical trial. We expect to incur costs to support our cardiometabolic program, including our Phase 2 EMBRAZE proof-of-concept trial of apitegromab and our preclinical program, SRK-439. Additionally, we will support the development of our pipeline and any other preclinical programs. Furthermore, we expect to continue to incur costs associated with operating as a public company.

We expect that our existing cash, cash equivalents, marketable securities and cash available to us will enable us to fund our operating expenses and capital expenditure requirements into 2027. However, we will require additional capital in order to complete clinical development and commercialization for each of our current programs. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

●	the costs and timing of developing our product candidates and future product candidates, including costs associated with apitegromab in ONYX, our long-term extension study in SMA for patients from both the TOPAZ and SAPPHIRE studies, our Phase 2 OPAL trial in SMA patients under the age of two, our Phase 2 EMBRAZE proof-of-concept trial for apitegromab in our cardiometabolic program, our Phase 1 DRAGON clinical trial for SRK-181, and the costs and timing of conducting future preclinical studies and clinical trials for SRK-439, SRK-373, SRK-256 or any other product candidates;
●	the costs of future manufacturing of apitegromab, SRK-181, SRK-439, SRK-373, SRK-256 and any other future product candidates;
●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
●	the costs of identifying and developing, or in-licensing or acquiring, additional product candidates and technologies;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements, license agreements, or other agreements we might have at such time;
●	the costs of seeking marketing approvals for our product candidates that successfully complete clinical trials, including apitegromab in SMA;
●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
●	the amount of revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and research and development activities;
●	the costs of supporting our infrastructure and facilities, including equipment and physical infrastructure to support our research and development;
●	the costs of operating as a public company; and
●	the impact of adverse global economic conditions on our business, including increased costs associated with global tariff policies, which may exacerbate the magnitude of the factors discussed above.

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

There have been no material changes to our critical accounting estimates from those described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial and accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

Risks Related to Product Development, Regulatory Approval and Commercialization

●	The regulatory approval process for our product candidates in the U.S., EU and other jurisdictions will be lengthy, time-consuming and inherently unpredictable and we may fail to receive or be delayed in receiving regulatory approval of apitegromab, SRK-181, SRK-439 and future product candidates.
●	We have never commercialized a product and are in the process of building and scaling our business for potential commercialization of apitegromab in the United States and Europe, including building our compliance, medical affairs and commercial organizations, which, if we are not able to do so successfully could negatively impact our business, including the potential for a successful commercialization of apitegromab.
●	Changes or disruptions at the FDA and other government agencies caused by funding cuts, government shutdowns, personnel reductions, substantial changes in leadership and policy, or other changes or disruptions to these agencies’ operations could prevent these agencies from performing functions on which the operation of our business relies, including the timely review and potential approval of our biologics license application (“BLA”), and any such disruptions and changes could negatively impact our business.
●	Product development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of apitegromab, SRK-181, SRK-439, or any future product candidates. Many of the factors that cause, or lead to, a delay in the initiation or completion of clinical trials may also ultimately lead to the denial of regulatory approval or limit market acceptance of our product candidates.
●	The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later-stage clinical trials.
●	Interim, initial and preliminary results from our clinical trials that we announce or publish from time to time may change (e.g., from positive safety or efficacy results to poor or negative safety or efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.
●	We rely on third parties to conduct our clinical trials and to conduct certain aspects of our preclinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may be delayed or unable to receive regulatory approval of or commercialize apitegromab, SRK-181, SRK-439 or any future product candidates, and our business could be materially harmed.
●	Preclinical development is uncertain. Our preclinical programs, such as SRK-439, may experience delays or may never advance to clinical trials, which would adversely affect our ability to develop our product pipeline and receive regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

Risks Related to Our Business and Operations

●	Because we rely on a limited number of third-party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials, and, if approved, commercial materials, may become limited or interrupted or may not be of satisfactory quantity or quality.
●	Our reliance on third parties, such as manufacturers, third-party logistics providers, specialty distributors, specialty pharmacies, and patient service providers, may subject us to risks and may cause us to undertake substantial obligations, including financial obligations.
●	We will need to continue to grow our organization in certain areas, including our personnel, systems and relationships with third parties, in order to develop our drug candidates and we may experience difficulties in managing this growth.
●	Our executives and highly skilled technical and managerial personnel are critical to our business. If we have transition in management, lose key personnel, or if we fail to recruit additional highly skilled personnel, our ability to further develop apitegromab, SRK-181, SRK-439 and identify and develop new or next generation product candidates may be impaired.
●	Failure to comply with health care privacy and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operation results and business.

Risks Related to Intellectual Property

●	Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
●	Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Third-party claims of intellectual property infringement may prevent or delay our product discovery, development, and commercialization efforts.

Risks Related to Our Financial Condition and Capital Requirements

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
●	We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of apitegromab, SRK-181, SRK-439 and any future product candidates.

Risks Related to Our Common Stock

●	The price of our stock is volatile, and you could lose all or part of your investment.

Risks Related to Product Development, Regulatory Approval and Commercialization

The regulatory approval process for our product candidates in the U.S., EU and other jurisdictions will be lengthy, time-consuming and inherently unpredictable and we may fail to receive or be delayed in receiving regulatory approval of apitegromab, SRK-181, SRK-439 and future product candidates.

The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, promotion and distribution of drug products, including biologics, are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities outside the U.S. We are not permitted to market any biological product in the U.S. until we receive a biologics license from the FDA. Prior to filing the BLA to the U.S. FDA in January 2025 and submitting the MAA to the EMA in March 2025 for apitegromab as a treatment for patients with SMA, we have not submitted a BLA to the FDA or MAA to the EMA or similar marketing application to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. FDA approval of a new biologic or drug generally requires dispositive data from two (and in some cases, one) adequate and well-controlled pivotal Phase 3 clinical trials of the biologic or drug in the relevant patient population. The FDA, EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials or our analysis or interpretation of data from preclinical studies or clinical trials, the results of our clinical trials may not meet the level of statistical significance or amount of data required for approval, regulatory authorities may not agree with the statistical methods we used to evaluate our clinical data, or we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks. A BLA must also include significant information regarding the chemistry, manufacturing, and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection as well as certain key clinical sites conducting our clinical trials. The FDA, EMA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies.

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

Changes or disruptions at the FDA and other government agencies caused by funding cuts, government shutdowns, personnel reductions, substantial changes in leadership and policy, or other changes or disruptions to these agencies’ operations could prevent these agencies from performing functions on which the operation of our business relies, including the timely review and potential approval of our BLA, and any such disruptions and changes could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, staffing levels, and statutory, regulatory, and policy changes, the FDA’s and foreign regulatory authorities' ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. Disruptions at the FDA and other agencies, including substantial leadership, personnel, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in the first several months of 2025, the U.S. government has, among other measures, issued executive orders and undertaken reductions in force that could adversely impact FDA staffing and resources. Such changes could significantly impact the ability of the FDA to timely review and take action on our regulatory submissions, which could have a material adverse effect on our business.

In addition, changes in the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our products, including applicable pricing and reimbursement frameworks under federal healthcare programs, could affect the commercial viability of our products, create revenue uncertainty, and impact our ability to achieve profitability. Additionally, regulatory changes may introduce new challenges in obtaining FDA approval or navigating commercialization, and any delay in securing applicable regulatory approvals would adversely affect our business and prospects. These uncertainties could also present new challenges and/or opportunities as we navigate the submission of our BLA to the FDA and make other preparations for potential commercialization. Any delay in obtaining, or our inability to obtain, applicable regulatory approvals would delay or prevent commercialization of apitegromab and could materially adversely impact our business and prospects.

We have received priority review for the BLA for apitegromab for the treatment of SMA, which we requested at the time of submission of our BLA to the FDA. Even though received, priority review designation may not result in a shorter timeline to approval, and such designation may be rescinded if a product no longer meets the qualifying criteria.

As appropriate, we may seek priority review at the time of submitting a marketing application for certain of our product candidates. For apitegromab for the treatment of SMA, we have requested and received priority review designation, which shortens the FDA’s goal review time to six months from the date of filing acceptance. The FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting adverse reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s PDUFA goal date for taking action on a marketing application from ten months to six months from FDA’s acceptance of the application for review. However, priority review does not guarantee a faster review or approval process or assure ultimate approval by the FDA. In addition, priority review designation may be rescinded if the FDA determines that a product no longer meets the qualifying criteria.

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

There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical development even after achieving promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Many drugs have failed to replicate efficacy and safety results in larger or more complex later stage trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain regulatory approval. If we fail to produce positive results in our ongoing and planned preclinical studies and clinical trials with apitegromab, SRK-181, or SRK-439 or if a regulatory authority interprets and analyzes the results as not positive, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, may be materially adversely affected.

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

See the sections of our Annual Report on Form 10-K for the year ended December 31, 2024 entitled, “Business — Government Regulation — US Biological Product Development — Orphan Drug Designation” and “Business – Government Regulation – European Union Drug Development — European Union Orphan Designation and Exclusivity.”

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

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification and rescind the breakthrough designation. See the sections of our Annual Report on Form 10-K for the year ended December 31, 2024 entitled, “Business — Government Regulation — US Biological Product Development — Expedited Development and Review Programs.”

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

See the section of our Annual Report on Form 10-K for the year ended December 31, 2024 entitled, “Business – Government Regulation – European Union Drug Development — European Union Expedited Review and Development.”

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

If apitegromab, SRK-181, SRK-439 or any future product candidate we develop receives marketing approval, whether as a single agent or in conjunction with other therapies, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. There may be delays in getting our product candidates, if approved, on hospital or insurance formularies, or there may be limitations on coverage in the early stages of commercialization for newly approved drugs. If any of our product candidates are approved but fail to achieve market acceptance among hospitals, physicians, patients or health care payors, we will not be able to generate significant revenues, which would have a material adverse effect on our business, prospects, financial condition and results of operations. For example, doctors may deem it sufficient to treat patients with SMA with an SMN therapy such as nusinersen or risdiplam, and therefore will not be willing to utilize apitegromab in conjunction with such SMN therapy. If the product candidates we develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including:

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

If we enter into arrangements with third parties to perform sales and marketing services, our product revenue or the profitability of these product revenue to us may be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

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

We have no experience manufacturing our product candidates on a commercial scale. We rely on a limited number of third-party contract manufacturers to manufacture all of our clinical trial product supplies and, if approved, all of our commercial product supplies, including all of our drug substance, drug product, labeling, and packaging. We do not own our own manufacturing facilities for producing any clinical trial or commercial product supplies. There can be no assurance that our preclinical, clinical development, and, if approved, commercial product supplies will not be limited or interrupted due to impacts to our third-party contract manufacturers. For example, we rely on a single source supplier for the manufacture of apitegromab and SRK-181. Any replacement of our current drug substance contract manufacturer or drug product contract manufacturer would require significant resources, lead time and expertise because there may be a limited number of qualified replacements. In addition, our ability to procure sufficient supplies for the development of apitegromab, SRK-181, SRK-439 or future product candidates could be impacted by factors outside of our control such as current macroeconomic and geopolitical events, the changing rates of inflation and interest rates and tariff policies. We have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party contract manufacturers supply and/or manufacture materials or products for other companies, which exposes our third-party contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally.

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

Our reliance on third parties, such as manufacturers, third-party logistics providers, specialty distributors, specialty pharmacies, and patient service providers, may subject us to risks and may cause us to undertake substantial obligations, including financial obligations.

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

Our reliance on third-party logistics providers, specialty distributors, specialty pharmacies, and patient services providers may subject us to risks that could impact the commercialization and patient access to apitegromab. If apitegromab is approved, we expect to use limited distribution agreements, which could concentrate supply with a small number of specialty pharmacies, increasing the risk of distribution disruptions, capacity constraints, and gaps in patient access if these partners fail to perform. Additionally, third parties manage high-touch patient support, reimbursement processing, and copay assistance, and any failures in these areas could lead to delays in initiation of treatment, coverage denials, and financial barriers for patients. Additionally, challenges such as disruptions in logistics, quality-control issues, non-compliance with regulatory requirements, or delays in onboarding key distribution partners may arise and may cause us to undertake substantial obligations, including financial obligations. If we or our third-party distribution service providers fail to scale and manage commercial distribution operations efficiently, the launch, commercialization, or continued supply of apitegromab may be delayed or compromised, which could significantly harm our business, reputation, and financial results.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability, ongoing military conflicts, new regulatory activities and economic policies, high inflation and interest rates and the imposition of tariffs, other trade barriers and retaliatory countermeasures, any of which could have a material adverse effect on our business, financial condition and results of operations.

U.S. and global markets have recently been experiencing volatility and disruption caused by economic uncertainty, including as a result of geopolitical instability, ongoing military conflicts, new regulatory activities and economic policies, and high inflation and interest rates. We are continuing to monitor global capital markets and assessing the potential impact of these factors on our business, including the impact on the supply chains we rely on for the manufacture of apitegromab, SRK-181, SRK-439, and any other current or future product candidates.

Although, to date, our business has not been materially impacted by the events described above, geopolitical tensions, or record inflation, it is impossible to predict the extent to which our operations will be impacted in the short and long term, or the ways in which such matters may impact our business. The extent and duration of such ongoing military conflicts, geopolitical tensions, record inflation and resulting market disruptions are impossible to predict but could be substantial. Any such disruptions may also magnify the impact of other risks we face.

Further, there have been, and may continue to be, significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand in affected markets. While many of our supply chain and manufacturing activities occur within the United States, we rely on globally sourced raw materials, components, and consumables. As a result, changes in trade policies, including the imposition of tariffs, export restrictions, or other geopolitical restrictions could result in increased costs or cause delays in the procurement of necessary materials or services. Any such disruptions in the global supply chain caused by macroeconomic events and conditions could adversely affect the development, testing and clinical trials of apitegromab, SRK-181, SRK-439, and any future product candidates, or it may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

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

In addition, from time to time, there may be changes in our executive or senior management team that may be disruptive to our business. If our teams fail to execute our plans and strategies, including as a result of executive transitions, our business, financial condition, and results of operations could be adversely affected.

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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws and regulations of the FDA, EU Member States, EMA and other similar foreign regulatory bodies; provide true, complete and accurate information to the FDA, EMA and other similar foreign regulatory bodies; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we receive FDA approval, EC approval or approval from other foreign regulatory bodies of apitegromab, SRK-181, SRK-439 or any future product candidates and begin commercializing those products in the U.S. or in such other jurisdictions, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by our employees, independent contractors, consultants, commercial partners and vendors, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of civil, criminal and administrative penalties, damages, monetary fines, individual imprisonment, disgorgement, possible exclusion from participation in government healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and the curtailment of our operations, any of which could adversely affect our ability to operate our business, financial condition and results of operations.

Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.

Changes in statutes, regulations or the interpretation of existing statutes or regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; (iv) additional record-keeping requirements; or (v) changes to our pricing arrangements, or coverage of or reimbursement for our products. If any such changes were to be imposed, they could adversely affect the profitability and operation of our business. See the sections of our Annual Report on Form 10-K for the year ended December 31, 2024 entitled, “Business - Government Regulation - Current and Future Healthcare Reform Legislation” and “Business - Government Regulation - Coverage and Reimbursement.”

It is possible healthcare reform measures may be adopted in the future that may result in additional reductions in Medicare or other healthcare funding, more rigorous coverage criteria, or new payment methodologies or otherwise affect the prices we may obtain for any of our product candidates for which we may receive regulatory approval. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from commercial payors. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be modified or invalidated. The continuing health care reform initiatives efforts of the government, insurance companies, managed care organizations and other payers of health care services to contain or reduce costs of health care may adversely affect the demand for any product candidates for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability; and the level of taxes that we are required to pay.

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

See the section in our Annual Report on Form 10-K for the year ended December 31, 2024 entitled “Business – Government Regulation – Other Healthcare Laws.”

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

The EU GDPR ceased to apply in the UK after the UK’s exit from the EU on January 31, 2020, but the UK incorporated the EU GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (“the UK GDPR”). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but currently still aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the UK is recognized as providing adequate protection under the EU GDPR (“UK Adequacy Decision”) and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Likewise, personal data transfers from the UK to the EEA remain free flowing. The UK Government introduced a Data Protection and Digital Information Bill which failed in the UK legislative process. A new Data (Use and Access) Bill (“UK Bill”) has been introduced into parliament. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the European Commission, or EC. Further, this may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

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

In addition, in the United States, many states in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Further, in some cases where we process sensitive and personal information of individuals from numerous states, we may find it necessary to comply with the most stringent state laws applicable to any of the information. For example, California’s California Consumer Privacy Act (“CCPA”), creates comprehensive individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. While there are currently exceptions for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA, as amended by the California Privacy Rights Act, and other enacted or proposed comprehensive state consumer privacy legislation may impact our business activities. We continue to monitor the impact that the state consumer privacy and protection laws, like the CCPA, may have on our business activities. See the section in our Annual Report on Form 10-K for the year ended December 31, 2024 entitled “Business – Government Regulation – European General Data Protection Regulation and “Business – Government Regulation – Other Healthcare and Privacy Laws.”

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

Global events, including global health concerns could also result in social, economic, and labor instability in the countries in which we operate or where the third parties with whom we engage, including our clinical trial sites and manufacturing facilities of our third-party contract manufacturers, operate. Unforeseen global events, such as increasing rates of inflation and interest and tariff policies, could adversely impact our business. For example, we are conducting ONYX, our long-term extension clinical trial of apitegromab in the EU, and economic disruptions in Europe and the military conflict between Russia and Ukraine could adversely affect the conduct of our clinical trial. Such conflicts could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyberattacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business.

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

The success of our product candidates, apitegromab and SRK-181, and future product candidates such as SRK-439, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, apitegromab, SRK-181, SRK-439 or future product candidates or assure that coverage and reimbursement will be available for any product that we may develop. See the sections in our Annual Report on Form 10-K for the year ended

December 31, 2024 entitled “Business– Government Regulation – Coverage and Reimbursement” and “Business–Government Regulation–Current and Future Healthcare Reform Legislation.”

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

If our future collaborations do not result in the successful discovery, development and commercialization of product candidates or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under such collaboration. All of the risks relating to product development, regulatory approval and commercialization described in our Annual Report on Form 10-K for the year ended December 31, 2024 also apply to the activities of potential therapeutic collaborators.

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

We are a biopharmaceutical company formed in 2012 and our operations to date have been focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. We have not yet demonstrated the ability to progress any of our product candidates through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three months ended March 31, 2025 and 2024, we reported a net loss of $74.7 million and $56.9 million, respectively. We have incurred losses since our inception, and as of March 31, 2025, we had an accumulated deficit of $997.4 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, apitegromab, SRK-181, SRK-439, and any future product candidates and prepare for the commercialization of apitegromab, if approved.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, including clinical trials for apitegromab and SRK-181 and preclinical studies and clinical trials for SRK-439 and any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of March 31, 2025, we had approximately $364.4 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents, marketable securities and cash available to us as of March 31, 2025, will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Additionally, any program setbacks or delays due to changes in federal or state laws or clinical site or clinical vendor policies as a result of the impacts of current macroeconomic and geopolitical events, increasing rates of inflation, tariff policies and rising interest rates could impact our programs and increase our expenditures. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

As of March 31, 2025, the fair value of our cash, cash equivalents and investments in our marketable debt securities portfolio was approximately $364.4 million and consisted primarily of investments in money market funds and U.S. treasury obligations and government agency securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

At March 31, 2025, we had two thousand dollars in net unrealized losses in our marketable securities available-for-sale portfolio, and unrealized losses in our securities portfolio may increase in the future due to the aforementioned economic factors. While our goal is to hold each security until maturity, that may not be possible in light of our policy to preserve capital and liquidity and because investment in securities with unrealized losses has a diminished utility as a source of liquidity prior to maturity. Selling securities with an unrealized loss would result in the realization of such losses, which could have an adverse effect on our financial condition and results of operations.

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

As of March 31, 2025, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 9% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

As of March 31, 2025, approximately 8,678,664 shares of our common stock were reserved for issuance upon exercise of outstanding common stock purchase warrants. As of March 31, 2025, we also have 17,362,147 shares of our common stock reserved for issuance upon exercise of pre-funded warrants, which are already included in our calculation of our weighted average common shares outstanding. Additionally, 12,989,264 shares of our common stock were reserved for issuance upon exercise of outstanding stock options and vested restricted stock units. The exercise of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price.

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

From January 1, 2025 through March 31, 2025, we did not sell any shares of common stock through the Jefferies sales agreement.

Item 2. Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Trading Plans

During the three months ended March 31, 2025, certain of our directors or officers adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Michael Gilman, Board Member	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (February 27, 2025)	May 29, 2026	3,375 (1)	Sale of the Company's common stock pursuant to the terms of the plan
Akshay Vaishnaw, Board Member	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (February 27, 2025)	May 29, 2026	6,750 (1)	Sale of the Company's common stock pursuant to the terms of the plan
Richard Brudnick, Board Member	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (February 27, 2025)	May 29, 2026	6,075 (1)	Sale of the Company's common stock pursuant to the terms of the plan
Kristina Burrow, Board Member	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (February 27, 2025)	December 31, 2025	5,400 (1)	Sale of the Company's common stock pursuant to the terms of the plan
Joshua Reed, Board Member	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (February 27, 2025)	December 31, 2025	5,400 (1)	Sale of the Company's common stock pursuant to the terms of the plan
Mo Qatanani, CSO	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (March 31, 2025)	July 9, 2026	247,024 (2)	Exercises of vested stock options and sales of shares of the Company's common stock pursuant to the terms of the trading plan
Ted Myles, Former COO and CFO	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Termination (March 13, 2025)	March 13, 2025	232,939 (2)	Exercises of vested stock options and sales of shares of the Company's common stock pursuant to the terms of the trading plan

Other than as disclosed above, no other officer or director adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended March 31, 2025.

(1) This trading arrangement provides for the sale of shares with the proceeds of the sale delivered to the member of the board of directors to satisfy tax obligations upon the vesting and settlement of restricted stock units (“RSU”).

(2) These shares reflect the aggregate maximum number of RSUs prior to any non-discretionary sell-to-cover transactions in addition to other shares eligible to be sold pursuant to the plan. The Company has a non-discretionary sell-to-cover requirement to satisfy tax withholding obligations associated with RSU vesting for employees.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.2	May 8, 2018
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.1.1	May 14, 2018
3.3	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38501	3.1	June 28, 2024
3.4	Amended and Restated By-laws of the Registrant	S-1/A	333-224493	3.4	May 8, 2018
10.1	Amended and Restated Loan and Security Agreement, dated February 10, 2025, by and among the Registrant, Scholar Rock, Inc., Oxford Finance LLC.	10-K	001-38501	10.25	February 27, 2025
10.2	Separation Agreement and Release by and between Scholar Rock, Inc. and Edward H. Myles, dated January 28, 2025.	8-K	001-38501	10.1	January 29, 2025
10.3	Amendment No. 5 to Scholar Rock Holding Corporation 2022 Inducement Equity Plan, dated February 6, 2025.	S-8	333-285307	99.8	February 27, 2025
10.4*	Amended and Restated Employment Agreement, dated October 2, 2024 by and between Scholar Rock, Inc. and Erin Moore.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

*       Filed herewith

**     Furnished herewith

†       Portions of this exhibit (indicated by asterisks) were omitted in accordance with the rules of the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLAR ROCK HOLDING CORPORATION

Date: May 14, 2025	By:	/s/ David Hallal
David Hallal Chief Executive Officer (Principal Executive Officer)
Date: May 14, 2025	By:	/s/ Vikas Sinha
Vikas Sinha Chief Financial Officer (Principal Financial and Accounting Officer)