Form 10-Q
period 2025-06-30
Scholar Rock Holding Corp
filed 2025-08-06
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

The number of outstanding shares of the Registrant’s Common Stock as of August 1, 2025 was 96,127,265.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”), including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the timing, scope, or likelihood of our ability to obtain and maintain regulatory approval from the U.S. Food and Drug Administration (“FDA”), the European Commission (“EC”) and other regulatory authorities for apitegromab, and any related restrictions, limitations or warnings in the label of any approval for apitegromab;
●	our ability to successfully build a commercial infrastructure to launch and market apitegromab, or otherwise provide access to apitegromab, if and when it is approved or receives pricing or reimbursement approval;
●	our ability, through third party manufacturers, to successfully manufacture commercial supply of apitegromab;
●	the rate and degree of market acceptance of apitegromab, if approved;
●	the size and growth potential of the markets for apitegromab, and our ability to serve those markets, either alone or in combination with others;
●	the clinical utility of apitegromab and its potential advantages over other therapeutic options;
●	the potential benefit of orphan drug exclusivity, Orphan Drug designation, Fast Track designation and Rare Pediatric Disease designation for apitegromab;
●	our success in identifying and executing development programs for additional indications for apitegromab;
●	the success, cost and timing of clinical trials for apitegromab, including the progress, completion, timing of results, and actual results of our clinical trials;
●	our ability, through third party manufacturers, to successfully manufacture our product candidates for clinical trials;
●	the fact that top-line or interim data from our clinical studies may not be predictive of the final or more detailed results of such study or the results of other ongoing or future studies;
●	our success in identifying and executing a development program for our preclinical product candidates, including SRK-439, SRK-373, SRK-256 and identifying additional product candidates from our preclinical programs and research pipeline;
●	our ability to retain our executives and highly skilled technical and managerial personnel, which could be affected due to any transition in management, or if we fail to recruit additional highly skilled personnel;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection and our ability to operate our business without infringing on the intellectual property rights of others;

●	our ability to obtain, generally or on terms acceptable to us, funding for our operations, including funding necessary to complete further development and, upon successful development, if approved, commercialization of apitegromab, SRK-181, SRK-439, SRK-373, SRK-256 or any of our future product candidates;
●	our ability to establish or maintain collaborations or strategic relationships;
●	our expectations relating to the potential of our proprietary platform technology;
●	the impact of new laws and regulations or amendments to existing laws and regulations in the United States and foreign countries;
●	risks associated with the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, tariff policies, economic sanctions and economic slowdowns or recessions or public health pandemics;
●	developments and projections relating to our competitors and our industry;
●	our estimates and expectations regarding cash, cash reserves, and expense levels, future revenues, capital requirements and needs for additional financing, including our expected use of proceeds from our public offerings, and liquidity sources;
●	our expectations regarding the period during which we qualify as a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act; and
●	other risks and uncertainties, including those listed under the caption Part II, Item 1A “Risk Factors”.

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

SCHOLAR ROCK HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLAR ROCK HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$152,925	$177,878
Marketable securities	142,088	259,400
Prepaid expenses and other current assets	24,113	13,887
Total current assets	319,126	451,165
Property and equipment, net	2,437	2,761
Operating lease right-of-use asset	13,111	15,644
Restricted cash	2,407	2,407
Other long-term assets	2,964	2,945
Total assets	$340,045	$474,922
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,104	$10,095
Accrued expenses	44,119	31,067
Operating lease liability	5,212	5,774
Total current liabilities	50,435	46,936
Long-term portion of operating lease liability	6,561	9,206
Long-term debt	49,756	50,146
Total liabilities	106,752	106,288
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 95,999,608 and 93,823,678 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	96	94
Additional paid-in capital	1,340,608	1,291,095
Accumulated other comprehensive income	58	160
Accumulated deficit	(1,107,469)	(922,715)
Total stockholders’ equity	233,293	368,634
Total liabilities and stockholders’ equity	$340,045	$474,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$62,401	$42,373	$111,079	$85,466
General and administrative	49,708	17,125	78,120	32,451
Total operating expenses	112,109	59,498	189,199	117,917
Loss from operations	(112,109)	(59,498)	(189,199)	(117,917)
Other income (expense):
Interest income	3,411	2,719	7,641	6,038
Interest expense	(1,206)	(1,715)	(3,025)	(3,446)
Other expense, net	(127)	(14)	(171)	(36)
Total other income (expense), net	2,078	990	4,445	2,556
Net loss	$(110,031)	$(58,508)	$(184,754)	$(115,361)
Net loss per share, basic and diluted	$(0.98)	$(0.60)	$(1.65)	$(1.20)
Weighted average common shares outstanding, basic and diluted	112,703,014	96,813,116	112,273,032	96,352,858

Comprehensive loss:
Net loss	$(110,031)	$(58,508)	$(184,754)	$(115,361)
Other comprehensive loss:
Unrealized loss on marketable securities	(71)	(4)	(102)	(146)
Total other comprehensive loss	(71)	(4)	(102)	(146)
Comprehensive loss	$(110,102)	$(58,512)	$(184,856)	$(115,507)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

SCHOLAR ROCK HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	93,823,678	$94	$1,291,095	$160	$(922,715)	$368,634
Unrealized loss on marketable securities	—	—	—	(31)	—	(31)
Exercise of stock options	375,939	—	5,038	—	—	5,038
Issuance of common shares upon restricted stock units ("RSU") vesting	673,790	1	(1)	—	—	—
Equity-based compensation expense	—	—	13,413	—	—	13,413
Other	—	—	2	—	—	2
Net loss	—	—	—	—	(74,723)	(74,723)
Balance at March 31, 2025	94,873,407	$95	$1,309,547	$129	$(997,438)	$312,333
Unrealized loss on marketable securities	—	—	—	(71)	—	(71)
Exercise of stock options	275,874	—	3,262	—	—	3,262
Issuance of common shares upon restricted stock units ("RSU") vesting	392,283	—	—	—	—	—
Exercise of pre-funded and common warrants	458,044	1	3,366	—	—	3,367
Equity-based compensation expense	—	—	24,433	—	—	24,433
Net loss	—	—	—	—	(110,031)	(110,031)
Balance at June 30, 2025	95,999,608	$96	$1,340,608	$58	$(1,107,469)	$233,293

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	75,979,495	$76	$901,471	$92	$(676,421)	$225,218
Unrealized loss on marketable securities	—	—	—	(142)	—	(142)
Exercise of stock options	47,293	—	280	—	—	280
Issuance of common shares upon RSU vesting	360,373	—	—	—	—	—
Exercise of pre-funded and common warrants	3,357,493	4	6,102	—	—	6,106
Equity-based compensation expense	—	—	8,164	—	—	8,164
Net loss	—	—	—	—	(56,853)	(56,853)
Balance at March 31, 2024	79,744,654	$80	$916,017	$(50)	$(733,274)	$182,773
Unrealized loss on marketable securities	—	—	—	(4)	—	(4)
Exercise of stock options	6,617	—	47	—	—	47
Issuance of common shares upon RSU vesting	240,797	—	—	—	—	—
Equity-based compensation expense	—	—	9,312	—	—	9,312
Net loss	—	—	—	—	(58,508)	(58,508)
Balance at June 30, 2024	79,992,068	$80	$925,376	$(54)	$(791,782)	$133,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(184,754)	$(115,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	810	1,096
Amortization of debt discount and debt issuance costs	462	135
Equity-based compensation	37,846	17,476
Amortization/accretion of investment securities	(3,296)	(3,236)
Non-cash operating lease expense	2,533	2,893
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(10,053)	(526)
Other assets	(19)	620
Accounts payable	(8,991)	(150)
Accrued expenses	12,996	1,456
Operating lease liabilities	(3,207)	(3,280)
Other liabilities	57	(104)
Net cash used in operating activities	(155,616)	(98,981)
Cash flows from investing activities:
Purchases of property and equipment	(486)	(45)
Purchases of marketable securities	(79,292)	(68,449)
Sales and maturities of marketable securities	199,798	152,500
Net cash provided by investing activities	120,020	84,006
Cash flows from financing activities:
Proceeds from pre-funded and common warrant exercises	3,367	6,106
Debt modification payment	—	(80)
Proceeds from stock option exercises	8,126	466
Proceeds from debt refinancing	24,668	—
Payment of long-term debt	(25,520)	—
Other	2	—
Net cash provided by financing activities	10,643	6,492
Net decrease in cash, cash equivalents and restricted cash	(24,953)	(8,483)
Cash, cash equivalents and restricted cash, beginning of period	180,285	104,262
Cash, cash equivalents and restricted cash, end of period	$155,332	$95,779
Supplemental disclosure for non-cash items:
Operating lease liability adjustment from rent modification	$—	$9,451
Supplemental cash flow information:
Cash paid for interest	$2,755	$3,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of the Business

Scholar Rock Holding Corporation (the “Company”) is a late-stage biopharmaceutical company focused on developing and commercializing apitegromab for patients with spinal muscular atrophy (“SMA”) and other severe and debilitating neuromuscular diseases. As a global leader in the biology of the transforming growth factor beta (“TGFβ”) superfamily, the Company’s novel understanding of the molecular mechanisms of growth factor activation enabled the development of a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target the precursor, or latent, forms of growth factors. By targeting the signaling proteins at the cellular level and acting in the disease microenvironment, the Company believes that it may avoid the historical dose-limiting safety challenges associated with inhibiting growth factors for therapeutic effect. The Company believes its focus on biologically validated growth factors may facilitate a more efficient development path.

The Company’s first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-targeted treatment for SMA. In October 2024, the Company announced positive top-line results from SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with non-ambulatory SMA. The study achieved its primary endpoint. The Company submitted a U.S. Biologics License Application (“BLA”) to the FDA in January 2025, which is now under priority review with a Prescription Drug User Fee Act (“PDUFA”) target action date of September 22, 2025. In March 2025, the Company submitted to the European Medicines Agency (“EMA”) and received validation of its marketing authorisation application (“MAA”) for apitegromab for the treatment of SMA. The FDA granted Fast Track designation, Rare Pediatric Disease designation and Orphan Drug designation to apitegromab for the treatment of SMA in May 2021, August 2020 and March 2018, respectively. The EMA granted Priority Medicines (“PRIME”) designation in March 2021 and the European Commission (“EC”) granted orphan medicinal product designation in December 2018 to apitegromab for the treatment of SMA. If apitegromab is approved on or around its PDUFA action date, the Company expects to initiate a commercial product launch in the fourth quarter of 2025 in the United States, with a commercial launch of apitegromab in Europe anticipated to follow in 2026. The Company continues to develop apitegromab in SMA with its ongoing long-term extension ONYX trial and its plan to initiate the Phase 2 OPAL trial in SMA patients under two years of age in the third quarter of 2025.

In October 2023, the Company announced the expansion of its anti-myostatin program with SRK-439, a novel, fully human anti-myostatin monoclonal antibody with high potency and subcutaneous formulation. The Company intends to explore SRK-439’s potential in various, severe debilitating neuromuscular disorders and plans to submit an investigational new drug application in the second half of 2025.

The Company’s product candidate, SRK-181, a highly selective inhibitor of the activation of latent TGFβ1, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies (referred to together as anti-PD-(L)1 antibody therapies). SRK-181 has been evaluated in the Company’s Phase 1 DRAGON proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibody therapies. The Company completed the Phase 1 DRAGON trial in June 2025. This two-part clinical trial consisted of a dose escalation portion (Part A) and a dose expansion portion evaluating SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy (Part B). Part B included the following cohorts: urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, clear cell renal cell carcinoma and head and neck squamous cell carcinoma.

Additionally, the Company continues to discover and develop a pipeline of product candidates to deliver life-changing therapies for people with serious diseases that have high unmet need, including neuromuscular disorders, cardiometabolic disorders, cancer, and other conditions where growth factor-targeted therapies can play a transformational role. The Company was originally formed in May 2012. Its principal offices are in Cambridge, Massachusetts.

Since its inception, the Company’s operations have focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect, as well as establishing the Company’s intellectual property portfolio and performing research and development activities. The Company has primarily financed its operations through various equity financings, as well as research and development collaboration agreements and the Company’s debt facility (see Note 11).

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

The Company believes that its existing cash, cash equivalents, marketable securities, and cash available to the Company at June 30, 2025 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date these financial statements are issued.

2. Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Cash, Cash Equivalents and Restricted Cash

The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statement of cash flows (in thousands):

	As of June 30,
	2025	2024
Cash and cash equivalents	$152,925	$93,372
Restricted cash	2,407	2,407
	$155,332	$95,779

Unaudited Interim Financial Information

The condensed consolidated financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements include the accounts of Scholar Rock Holding Corporation and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The standard requires disclosure of incremental segment information on an annual and interim basis and allows for multiple measures of a segment’s profit or loss provided that one of those measures is consistent with GAAP. The amendments in this update do not change how a public company identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments, but rather requires public entities to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reporting segment’s profit or loss and assets that are currently required annually. ASU 2023-07 becomes effective for the annual period starting on January 1, 2024, and for interim periods starting on January 1, 2025. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

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

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$132,321	$132,321	$—	$—
U.S. treasury obligations, included in cash and cash equivalents	12,963	12,963	—	—
Marketable securities:
U.S. treasury obligations and government agency securities	142,088	142,088	—	—
Total assets	$287,372	$287,372	$—	$—

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Money market funds, included in cash and cash equivalents	$97,290	$97,290	$—	$—
U.S. treasury obligations, included in cash and cash equivalents	63,171	63,171	—	—
Marketable securities:
U.S. treasury obligations and government agency securities	259,400	259,400	—	—
Total assets	$419,861	$419,861	$—	$—

Cash, cash equivalents and marketable securities are Level 1 assets and include investments in money market funds, U.S. treasury obligations and government agency securities that are valued using quoted market prices. Accordingly, money market funds and government funds are categorized as Level 1 as of June 30, 2025 and December 31, 2024. There were no transfers of assets between fair value measurement levels during the six months ended June 30, 2025 or 2024.

The carrying amounts reflected in the balance sheets for prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at June 30, 2025 and December 31, 2024, due to their short-term nature.

The Company believes the terms of its debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximates its fair value based on Level 3 of the fair value hierarchy.

4. Marketable Securities

The following table summarizes the Company’s investments as of June 30, 2025 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. treasury obligations and government agency securities	$142,030	$68	$(10)	$142,088
Total available-for-sale securities	$142,030	$68	$(10)	$142,088

The following table summarizes the Company’s investments as of December 31, 2024 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. treasury obligations and government agency securities	$259,240	$180	$(20)	$259,400
Total available-for-sale securities	$259,240	$180	$(20)	$259,400

Amortized cost approximated fair value for money market funds and U.S. treasury obligations included in cash and cash equivalents.

The Company believes that U.S. treasury obligations and government agency securities are subject to minimal credit risk. As a result, the Company did not record any charges for credit-related impairments for its available-for-sale securities for the six months ended June 30, 2025.

5. Prepaid Expenses and Other Assets

At June 30, 2025 and December 31, 2024, prepaid expenses and other current assets consist of the following (in thousands):

	As of
	June 30,	December 31,
	2025	2024
Prepaid external research and development expenses	$16,214	$7,716
Prepaid other	4,224	2,961
Receivables	1,968	2,151
Prepaid professional services expense	621	419
Prepaid insurance	1,086	640
	$24,113	$13,887

At June 30, 2025 and December 31, 2024, other long-term assets consist of the following (in thousands):

	As of
	June 30,	December 31,
	2025	2024
Prepaid external research and development expenses	$2,392	$2,395
Prepaid other	566	536
Prepaid insurance	6	14
	$2,964	$2,945

6. Accrued Expenses

At June 30, 2025 and December 31, 2024, accrued expenses consist of the following (in thousands):

	As of
	June 30,	December 31,
	2025	2024
Accrued external research and development expense	$18,108	$12,116
Accrued payroll and related expenses	14,687	14,776
Accrued professional services expense	10,196	3,296
Accrued other	1,128	879
	$44,119	$31,067

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

The Company has had a sales agreement in place during various time periods with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program. Under this program, the Company is able to offer and sell, from time to time at its sole discretion, shares of its common stock through Jefferies as its sales agent. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. The current ATM agreement, established in November 2022, allows for the sale of shares of common stock having an aggregate offering price of up to $100 million. As of June 30, 2025, the Company has sold 619,290 shares, generating net proceeds of $5.2 million, under the ATM program. No sales were made under the ATM program during the six months ended June 30, 2025.

The Company has issued pre-funded warrants to purchase common stock, as well as warrants to purchase common stock as part of its financing activities. Both the pre-funded warrants and warrants meet the conditions for equity classification and are recorded as a component of stockholders’ equity within additional paid-in capital. In October 2024, June 2022 and November 2020, the Company issued 353,983, 25,510,205 and 2,179,487 pre-funded warrants, respectively. During the six months ended June 30, 2025 and 2024, 0 and 2,526,833, respectively, of the Company’s pre-funded warrants were exercised. As of June 30, 2025, the Company has 17,362,147 pre-funded warrants outstanding. In June 2022, the Company also issued 10,459,181 warrants with an exercise price of $7.35. During the six months ended June 30, 2025 and 2024, 458,044 and 830,660, respectively, of the Company’s warrants were exercised. As of June 30, 2025, the Company has 8,220,620 warrants outstanding.

Shares Reserved For Future Issuance

As of June 30, 2025, the Company had common shares reserved for issuance as follows:

As of
June 30,
2025
Common shares reserved for exercise of pre-funded warrants	17,362,147
Common shares reserved for issuance upon exercise of outstanding warrants	8,220,620
Common shares reserved for exercise of outstanding stock options and unvested restricted stock units under the 2017 and 2018 Plans	9,073,176
Common shares reserved for exercise of outstanding stock options and unvested restricted stock units under the 2022 Inducement Plan	4,642,939
Common shares reserved for future issuance under the 2018 Plan	3,442,572
Common shares reserved for future issuance under the 2022 Inducement Plan	1,764,979
Common shares reserved for future issuance under the 2018 ESPP	2,550,305
47,056,738

8. Equity-Based Compensation

The Company recorded equity-based compensation expense related to all equity-based awards, which was allocated as follows in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development expense	$5,843	$4,050	$9,878	$7,581
General and administrative expense	18,590	5,261	27,968	9,895
	$24,433	$9,311	$37,846	$17,476

During the six months ended June 30, 2025, certain equity-based awards were subject to modification accounting. Per the separation terms, certain stock option awards and RSUs were amended and may provide for continued vesting, accelerated vesting, and extended time to exercise vested options. As a result, equity-based compensation during the three and six months ended June 30, 2025 includes $9.0 million and $13.0 million, respectively, related to the modification of certain equity awards.

The following table summarizes the Company’s unrecognized equity-based compensation expense as of June 30, 2025:

	As of June 30, 2025
	Unrecognized Expense (in thousands)	Weighted Average Remaining Period of Recognition (years)
RSUs	$72,053	2.9
PSUs	27,739	3.8
Stock options	75,222	2.7
	$175,014

Restricted Stock Units

The following table summarizes the Company’s restricted stock unit (“RSU”) activity for the current year:

		Weighted
		Average Grant
	Number of Units	Date Fair Value
RSUs as of December 31, 2024	3,486,668	$13.86
Granted	1,803,099	$34.25
Vested	(1,066,073)	$12.86
Forfeited	(675,027)	$19.32
RSUs as of June 30, 2025	3,548,667	$23.48

The total fair value of RSUs vested during the six months ended June 30, 2025 and 2024 was $40.7 million and $8.2 million, respectively.

Performance Stock Units

The following table summarizes the Company’s performance stock unit (“PSU”) activity for the current year:

		Weighted
		Average Grant
	Number of Units	Date Fair Value
PSUs as of December 31, 2024	—	$—
Granted	1,100,000	$28.63
PSUs as of June 30, 2025	1,100,000	$28.63

In April 2025, the Company granted PSUs to certain employees. The number of PSUs granted represents the target number of units that are eligible to be earned based on certain market-based conditions, subject to continued employment through applicable service vesting dates. The Company concluded that issued PSUs are equity-based awards and include market and service-based vesting conditions. Participants may ultimately earn up to 250% of the target number of units granted based on the degree of actual performance metric achievement. The Company estimated the fair value of these PSUs using a Monte-Carlo simulation model at the grant date. The Monte Carlo simulation model requires key inputs including risk-free interest rate, dividend yield and historical volatility.

No PSUs vested during the six months ended June 30, 2025.

Stock Options

The following table summarizes the Company’s stock option activity for the current year:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	8,469,926	$15.19	7.83	$244,677
Granted	2,268,889	$34.37
Exercised	(651,813)	$12.73
Cancelled	(1,019,554)	$19.75
Outstanding as of June 30, 2025	9,067,448	$19.65	6.94	$155,136
Options exercisable as of June 30, 2025	4,408,693	$16.88	5.41	$92,015

Using the Black-Scholes option pricing model, the weighted average fair value of options granted during the six months ended June 30, 2025 and 2024 was $28.84 and $11.50, respectively.

The following weighted average assumptions were used in determining the fair value of options granted in the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024
Risk-free interest rate	4.10%	4.18%
Expected dividend yield	0.0%	0.0%
Expected term (years to liquidity)	6.06	5.98
Expected volatility	108.33%	91.35%

9. Leases

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

Other information related to the Lease is as follows (in thousands, except lease term and discount rate):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Lease cost:
Operating lease cost	$1,714	$1,751	$3,428	$3,576
Variable lease cost	380	363	772	723
Total lease cost	$2,094	$2,114	$4,200	$4,299

	Six Months Ended
	June 30,
	2025	2024
Other information:
Operating cash flows used for operating leases	$4,101	$3,963
Weighted average remaining lease term	2.2	3.2
Weighted average incremental borrowing rate	13.1%	13.1%

10. Commitments and Contingencies

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the six months ended June 30, 2025 and 2024.

11. Debt

On October 16, 2020 (the “Closing Date”) the Company entered into a Loan and Security Agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) for $50.0 million (the “Loan and Security Agreement”), which was amended in 2022 to increase the Company’s borrowing capacity. Pursuant to the Loan and Security Agreement, the Company was required to maintain cash equal to the lesser of 100% of the Company’s consolidated cash or 105% of the dollar amount of the outstanding debt.

On February 10, 2025, the Company entered into an Amended and Restated Loan and Security Agreement (the “Amended and Restated Loan and Security Agreement”) with Oxford. The Amended and Restated Loan and Security Agreement amends and restates in its entirety that certain Loan and Security Agreement, as amended.

The Amended and Restated Loan and Security Agreement provides for term loans in an aggregate principal amount of up to $200.0 million (each, a “Term Loan” and together, the “Term Loans”) subject to funding in four tranches. To date, the Company has received $50.0 million of Term Loans. The remaining three tranches, each in an amount of $50.0 million, are available to be borrowed (a) in the case of the second tranche, until December 31, 2025, (b) in the case of the third tranche, after the achievement of certain development and business performance milestones until September 30,

2026, and (c) in the case of the fourth tranche, after the achievement of certain development and business performance milestones until December 31, 2027. The Amended and Restated Loan and Security Agreement consolidates the existing outstanding loan tranches solely with Oxford and also extends the interest-only payment period through March 2029, with principal payments to commence in April 2029. The maturity date of the loan was extended to February 1, 2030. If certain business and development milestones are achieved, the interest-only payment period may be extended by an additional twelve months, and the maturity date will be extended to February 1, 2031. In conjunction with the Amended and Restated Loan and Security Agreement, the Company was required to pay $0.9 million, which includes $0.5 million to SVB for the final payment on the outstanding tranche.

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

12. Net Loss per Share

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding. The weighted average number of common shares used in the basic and diluted net loss per share calculation includes the pre-funded warrants issued in connection with the Company’s November 2020, June 2022 and October 2024 follow-on offerings as the pre-funded warrants are exercisable at any time for nominal cash consideration. The Company has generated a net loss in all periods presented, so the basic and diluted net loss per share are the same, as the inclusion of the potentially dilutive securities would be anti-dilutive.

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	As of June 30,
	2025	2024
RSUs	3,548,667	2,984,663
PSUs	1,100,000	—
Stock options	9,067,448	9,167,552
Warrants	8,220,620	9,157,496
	21,936,735	21,309,711

13. Segment Reporting

The Company operates and manages its business as a single segment for the purposes of assessing performance and making operating decisions. The Company’s chief executive officer, who is the chief operating decision maker (“CODM”), reviews the Company’s financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources and therefore we have presented segment information on the same basis. When evaluating the Company’s financial performance, the CODM regularly reviews net loss, non-operating expenses and operating expenses with non-cash expenses such as depreciation and equity-based compensation expense removed. The CODM considers net loss in making decisions on how to allocate resources. The measure of segment assets is reported on the balance sheet as total consolidated assets. All of the Company's long-lived assets are held in the United States.

The following table presents significant expense information about the Company’s operating segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Employee related expense	$32,484	$16,120	$55,422	$32,200
External R&D expense - Apitegromab	27,956	17,082	47,257	35,330
External R&D expense - SRK-181	792	3,258	1,902	6,005
External R&D expense - SRK-439	2,575	1,550	6,854	3,534
External R&D expense - Early research and other	2,227	667	3,682	1,409
External expense - G&A	14,952	6,127	23,895	11,128
Other segment related expense*	6,273	4,882	11,531	9,739

Employee related equity-based compensation expense	24,433	9,312	37,846	17,476
Depreciation and amortization expense	417	500	810	1,096

Other non-operating expense/(income), net	(2,078)	(990)	(4,445)	(2,556)

Net loss	$110,031	$58,508	$184,754	$115,361

* Consists of other segment expenses related to supplies, corporate and facilities expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Overview

We are a late-stage biopharmaceutical company focused on developing and commercializing apitegromab for patients with SMA and other severe and debilitating neuromuscular diseases. As a global leader in the biology of TGFβ superfamily, our novel understanding of the molecular mechanisms of growth factor activation enabled us to develop a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target the precursor, or latent, forms of growth factors. By targeting the signaling proteins at the cellular level and acting in the disease microenvironment, we believe we may avoid the historical dose-limiting safety challenges associated with inhibiting growth factors for therapeutic effect. We believe our focus on biologically validated growth factors may facilitate a more efficient development path.

Based on this proprietary and scalable technology platform, we are building a growing portfolio of novel product candidates to deliver life-changing therapies for people with serious diseases that have high unmet need, including neuromuscular disorders, cardiometabolic disorders, cancer, and other conditions where growth factor-targeted therapies can play a transformational role. We have discovered and progressed the development of:

●	Apitegromab, an investigational, fully human monoclonal antibody that inhibits myostatin activation by selectively binding the pro- and latent forms of myostatin in skeletal muscle and is being developed for the treatment of SMA. We also believe apitegromab could have potential in the treatment of other neuromuscular disorders where the inhibition of myostatin may be beneficial.
●	SRK-439, a novel, preclinical, investigational myostatin inhibitor that has high in vitro affinity for pro- and latent myostatin and maintains myostatin specificity and is being developed for the treatment of neuromuscular diseases.
●	SRK-181, an investigational inhibitor of the activation of latent TGFβ1, that is being developed for the treatment of cancers that are resistant to anti-PD-(L)1 antibody therapies.
●	SRK-373, a novel, preclinical, investigational TGFβ inhibitor that selectively inhibits the activation of latent TGFβ1 isoform in the context of fibrotic extracellular matrix and that avoids perturbing TGFβ1 presented by cells of the immune system and is being developed for the treatment of fibrotic diseases.

●	SRK-256, a novel, preclinical, investigational inhibitor that selectively inhibits RGMc or hemojuvelin, the co-receptor of bone morphogenic protein 6 (“BMP6”), and hence inhibits BMP6 signaling. BMP6 signaling is critical for iron homeostasis and SRK-256 has wide potential applicability in states of iron-restricted anemias.
●	Additional discovery and early preclinical programs related to the selective modulation of growth factor signaling.

Our first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-targeted treatment for SMA. In October 2024, we announced positive top-line results in SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with non-ambulatory Type 2 and Type 3 SMA (which is estimated to represent the majority of the current prevalent SMA patient population in the U.S. and Europe). The study achieved its primary endpoint. At the March 2025 Muscular Dystrophy Association Clinical & Scientific Conference, we presented additional data related to secondary endpoint analyses in which apitegromab demonstrated a clinically meaningful and consistent benefit in motor function across pre-specified patient subgroups. We submitted a U.S. Biologics License Application to the FDA in January 2025, which is now under priority review with a PDUFA target action date of September 22, 2025. Priority review designation conveys that the FDA has determined that if apitegromab is approved, it could offer significant improvement in the safety or effectiveness of treatment of the serious condition of SMA. In March 2025 we submitted to the European Medicines Agency (“EMA”) and received validation of our marketing authorisation application (“MAA”) for apitegromab for the treatment of SMA. Validation confirms that the application includes the essential regulatory elements required for scientific assessment of the MAA and the scientific evaluation process by the EMA’s Committee for Medicinal Products for Human Use can begin. If apitegromab is approved on or around its PDUFA action date, we expect to initiate a commercial product launch in the fourth quarter of 2025 in the United States, with a commercial launch of apitegromab in Europe anticipated to follow in 2026.

Apitegromab was evaluated in our Phase 2 TOPAZ proof-of-concept clinical trial for the treatment of patients with Type 2 and Type 3 SMA. Positive 12-month top-line results were initially announced in April 2021. We have subsequently presented data from the TOPAZ trial over 24-months (2022), 36-months (2023) and 48-months (2024). At 48-months over 90% of TOPAZ patients with non-ambulatory Type 2 and 3 SMA receiving a survival motor neuron (“SMN”) targeted treatment remained on apitegromab and showed sustained clinical benefit, with a continued generally favorable safety profile and no new safety findings. Additionally, we are conducting a long-term extension study, ONYX, for patients from both the TOPAZ and SAPPHIRE studies, who are receiving apitegromab in conjunction with an approved SMN-targeted treatment. The FDA granted Fast Track designation, Rare Pediatric Disease designation and Orphan Drug designation to apitegromab for the treatment of SMA in May 2021, August 2020 and March 2018, respectively. The EMA granted Priority Medicines (“PRIME”) designation in March 2021 and the EC granted orphan medicinal product designation in December 2018 to apitegromab for the treatment of SMA.

We believe that apitegromab has the potential to be the first muscle-targeted treatment that is aimed at improving motor function in patients with SMA who are receiving an SMN-targeted therapy. We also have identified multiple other diseases for which the selective inhibition of the activation of myostatin may offer therapeutic benefit, including additional patient populations in SMA (such as patients with SMA under two years of age) and indications for other neuromuscular disorders beyond SMA. We plan to initiate the Phase 2 OPAL trial in SMA patients under two years of age in the third quarter of 2025.

In October 2023, we announced an expansion of our anti-myostatin program with SRK-439, a novel, fully human anti-myostatin monoclonal antibody. We are developing SRK-439 towards a potential investigational new drug application (“IND”) submission in the second half of 2025. In 2024, we presented preclinical data at scientific conferences which support the potential of SRK-439 to increase lean mass and contribute to a favorable body composition in conjunction with GLP-1 receptor agonist (“GLP-1 RA”) treatment. In June 2025, the Company announced positive top-line results from the Phase 2 EMBRAZE proof-of-concept trial, designed to assess the safety and efficacy of apitegromab to preserve lean mass in individuals living with obesity and on background therapy of a GLP-1 RA (tirzepatide). The trial demonstrated that patients receiving apitegromab with tirzepatide over 24 weeks showed a 54.9% preservation of lean mass (+4.2 lbs of lean mass) versus tirzepatide alone (p=0.001).

Our product candidate, SRK-181, a highly selective inhibitor of the activation of latent TGFβ1, is being developed for the treatment of cancers that are resistant to checkpoint inhibitor therapies, such as anti-PD-1 or anti-PD-L1 antibody therapies (referred to together as anti-PD-(L)1 antibody therapies). SRK-181 has been evaluated in our Phase 1 DRAGON proof-of-concept clinical trial in patients with locally advanced or metastatic solid tumors that exhibit resistance to anti-PD-(L)1 antibody therapies. We completed the DRAGON trial in June 2025. This two-part clinical trial consisted of a dose escalation portion (Part A) and a dose expansion portion evaluating SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy (Part B). Part B included the following cohorts: urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, clear cell renal cell carcinoma (“ccRCC”), and head and neck squamous cell carcinoma. The data showed encouraging responses in heavily pretreated and anti-PD-(L)1 resistant patients across multiple tumor types. We believe that the DRAGON trial achieved its study objectives by showing objective, durable clinical responses in patients with ccRCC resistant to PD-1 therapy above what is expected from continuing PD-1 alone.

Using our innovative approach and proprietary platform, we are creating a pipeline of novel product candidates that selectively modulate the activation of growth factors implicated in a variety of serious diseases with high unmet need, including neuromuscular disorders, cardiometabolic disorders, cancer, and other serious diseases where growth factor-targeted therapies can play a transformational role. Our proprietary platform is designed to generate highly selective antibodies that target the growth factor’s latent precursor form prior to its activation within the disease microenvironment, or tissue where it is localized. Our structural insights and unique antibody discovery capabilities can also be applied to other protein classes beyond growth factors, with an aim of generating differentiated candidates targeting cell surface receptors such as immune cell receptors or G-protein coupled receptors, where selectivity remains challenging.

We have incurred significant operating losses since inception. Our net losses were $184.8 million for the six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $1,107.5 million. We expect to continue to incur significant expenses and operating losses for the foreseeable future in performing our ongoing activities, as we:

●	develop our commercialization capabilities to support product sales, marketing and distribution activities;
●	continue development activities for apitegromab, including the close out of our Phase 3 SAPPHIRE pivotal clinical trial in SMA, the conduct of ONYX, the initiation of our Phase 2 OPAL study for SMA patients under two years of age and the associated drug supply;
●	continue research and development activities for our anti-myostatin program, including advancing SRK-439 towards a potential IND submission in the second half of 2025;
●	continue to discover, validate and develop additional product candidates through the use of our proprietary platform;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional research, development, commercial and other business personnel; and
●	continue to build the infrastructure to support our operations as a public company.

To date, we have not generated any revenue from product sales. If we successfully obtain regulatory approval for apitegromab we may generate revenue in the future from product sales. In addition, if we obtain regulatory approval for apitegromab we have and expect to incur significant expenses related to developing our commercialization capabilities to support product sales, marketing and distribution activities.

Recent Developments

Management Transition

Effective April 27, 2025, our board of directors appointed David Hallal as our Chief Executive Officer of the Company following Jay T. Backstrom’s transition from his role as our Chief Executive Officer and President to Senior Advisor. Dr. Backstrom is expected to serve as Senior Advisor to us through October 31, 2025 as part of the planned transition. Our board of directors also appointed Akshay Vaishnaw, a current member of our board of directors, as our President of Research & Development, R. Keith Woods as our Chief Operating Officer and Vikas Sinha as our Chief Financial Officer, in each case effective April 27, 2025.

Phase 2 EMBRAZE Trial Top-line Data

On June 18, 2025, we announced positive top-line data from our Phase 2 EMBRAZE clinical trial evaluating apitegromab, an investigational muscle-targeted treatment, with tirzepatide to preserve lean mass during tirzepatide-induced weight loss.

The EMBRAZE trial was designed to assess the ability to preserve lean body mass associated with tirzepatide-induced weight loss in patients with obesity (BMI of ≥30.0 kg/m2) or overweight (BMI≥27.0 kg/m2 with one or more weight-related co-morbidities). Treatment was administered over a 24-week period, and patients were randomized into two treatment arms: apitegromab with tirzepatide and placebo with tirzepatide.

Topline results successfully demonstrated proof-of-concept for a highly selective, anti-myostatin antibody to preserve lean mass, with the potential to improve the quality of weight loss with tirzepatide therapy. The 24-week data demonstrated the following:

24 Weeks
	apitegromab 10 mg/kg + tirzepatide (n=43)	placebo + tirzepatide (n=44)	Difference apitegromab vs. placebo
Change in Lean Mass (SE)	-1.6 (0.57) kg -3.4 (1.25) lbs	-3.5 (0.52) kg -7.6 (1.14) lbs	1.9 (0.58) kg 4.2 (1.27) lbs (p=0.001) 54.9% preservation
Total Mass Loss due to Lean Mass Loss (SE) in %	14.6 (3.19) %	30.2 (2.89) %	-15.6 (3.23) %
Change in Fat Mass (SE)	-8.5 (0.85) kg -18.8 (1.87) lbs	-8.0 (0.77) kg -17.7 (1.70) lbs	-0.5 (0.86) kg -1.1 (1.90) lbs
Total Mass Loss due to Fat Mass Loss (SE) in %	85.3 (3.22) %	69.5 (2.93) %	15.8 (3.27) %
Change in body weight (SE) (% change in body weight)	-11.2 (1.21) kg -24.6 (2.65) lbs (-12.3%)	-12.5 (1.09) kg -27.5 (2.41) lbs (-13.4%)	1.3 (1.22) kg 2.9 (2.69) lbs

SE = standard error

Lean mass and fat mass were calculated via dual X-ray absorptiometry (DEXA) and body weight was measured with a scale. Analysis based on participants who completed treatment and had a Week 24 DEXA scan. Means based on a linear regression model controlling for baseline lean body mass, baseline weight, age, and sex.

Consistent with prior apitegromab studies, the EMBRAZE trial demonstrated a well tolerated and encouraging safety profile. The incidence of adverse events was generally similar between apitegromab and placebo, with adverse events observed consistent with the known safety profile of tirzepatide. No subjects experienced serious adverse events or discontinuations considered to be related to apitegromab treatment, and there were no deaths.

Participants in both arms completed treatment at 24 weeks and the follow-up period is ongoing. Additional data from the trial will be presented at upcoming medical congresses.

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

General and Administrative

General and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and equity-based compensation expenses for personnel in executive, finance, business development, investor relations, legal, information technology, human resources and commercial functions. Other significant general and administrative expenses include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting, consulting services, professional services and corporate expenses. We expect general and administrative expense to continue to be substantial as we continue to invest in building the infrastructure to support the commercialization of apitegromab.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our cash, cash equivalents and marketable securities, partially offset by interest expense incurred on our debt facility, including amortization of debt discount and debt issuance costs.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$62,401	$42,373	$20,028	47.3%
General and administrative	49,708	17,125	32,583	190.3%
Total operating expenses	112,109	59,498	52,611	88.4%
Loss from operations	(112,109)	(59,498)	(52,611)	88.4%
Other income (expense), net	2,078	990	1,088	109.9%
Net loss	$(110,031)	$(58,508)	$(51,523)	88.1%

Operating Expenses

Research and Development

Research and development expense was $62.4 million and $42.4 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $20.0 million or 47.3%. The following table summarizes our research and development expense for the three months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2025	2024	$	%
External costs by program
Apitegromab	$27,956	$17,082	$10,874	63.7%
SRK-181	792	3,258	(2,466)	(75.7)%
SRK-439	2,575	1,550	1,025	66.1%
Other early programs and unallocated costs	2,227	667	1,560	233.9%
Total external costs	33,550	22,557	10,993	48.7%
Internal costs:
Employee compensation and benefits	23,601	15,498	8,103	52.3%
Facility and other	5,250	4,318	932	21.6%
Total internal costs	28,851	19,816	9,035	45.6%
Total research and development expense	$62,401	$42,373	$20,028	47.3%

The increase in research and development expense was primarily attributable to the following:

●	An increase in our external research and development costs of $11.0 million, which primarily consisted of:
o	$10.9 million increase in costs associated with apitegromab primarily due to an increase in drug supply manufacturing, partially offset by a decrease in clinical trial costs as our Phase 2 TOPAZ trial extension period and Phase 3 SAPPHIRE clinical trial are completed;
o	$2.5 million decrease in costs associated with SRK-181;
o	$1.0 million increase in preclinical costs and manufacturing development for SRK-439; and
o	$1.6 million increase in other early development candidates and unallocated costs.

●	$9.0 million increase in internal research and development costs, which was primarily driven by an increase of $3.6 million in employee related costs, including salaries, bonus, benefits and payroll taxes related to increased headcount, an increase of $2.7 million in one-time severance and other costs associated with our leadership change and an increase of $1.8 million in non-cash equity-based compensation expense related to increased headcount, including one-time charges of $0.4 million related to the modification of certain equity awards.

Total research and development expenses are expected to continue to be substantial, driven by employee compensation costs and development costs associated with our manufacture of drug supply, as well as development of our clinical stage programs as we continue development activities for apitegromab in SMA, the conduct of ONYX, our initiation of our Phase 2 OPAL trial in SMA patients under the age of two, as well as costs associated with supporting our anti-myostatin program, including our preclinical program, SRK-439. Additionally, we will continue to invest in our pipeline. We expect costs of our SRK-181 program to decrease, as we completed the Phase 1 DRAGON clinical trial in June 2025.

General and Administrative

General and administrative expense was $49.7 million and $17.1 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $32.6 million or 190.3%. The total increase was primarily associated with an approximately $5.6 million increase in employee-related costs including salaries, bonus, benefits and payroll taxes related to increased headcount, an increase of $4.4 million in one-time severance and other costs associated with our leadership change, an increase of $4.7 million in non-cash equity-based compensation expense related to increased headcount, an increase in one-time charges in non-cash equity-based compensation expense of $8.6 million related to the modification of certain equity awards and an increase of approximately $8.8 million in professional service fees. We expect general and administrative expenses, excluding the $13.0 million in one-time charges associated with our leadership change, to continue to be substantial as we continue to invest in building the infrastructure to support the commercialization of apitegromab.

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to an increase in interest income earned due to higher balances in our cash, cash equivalents and marketable securities.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$111,079	$85,466	$25,613	30.0%
General and administrative	78,120	32,451	45,669	140.7%
Total operating expenses	189,199	117,917	71,282	60.5%
Loss from operations	(189,199)	(117,917)	(71,282)	60.5%
Other income (expense), net	4,445	2,556	1,889	73.9%
Net loss	$(184,754)	$(115,361)	$(69,393)	60.2%

Operating Expenses

Research and Development

Research and development expense was $111.1 million and $85.5 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $25.6 million or 30.0%. The following table summarizes our research and development expense for the six months ended June 30, 2025 and 2024 (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2025	2024	$	%
External costs by program:
Apitegromab	$47,257	$35,330	$11,927	33.8%
SRK-181	1,902	6,005	(4,103)	(68.3)%
SRK-439	6,854	3,534	3,320	93.9%
Other early programs and unallocated costs	3,682	1,409	2,273	161.3%
Total external costs	59,695	46,278	13,417	29.0%
Internal costs:
Employee compensation and benefits	41,711	30,426	11,285	37.1%
Facility and other	9,673	8,762	911	10.4%
Total internal costs	51,384	39,188	12,196	31.1%
Total research and development expense	$111,079	$85,466	$25,613	30.0%

The increase in research and development expense was primarily attributable to the following:

●	An increase in our external research and development costs of $13.4 million, which primarily consisted of:
o	$11.9 million increase in costs associated with apitegromab primarily due to an increase in drug supply manufacturing, partially offset by a decrease in clinical trial costs as our Phase 2 TOPAZ trial extension period and Phase 3 SAPPHIRE clinical trial are being completed;
o	$4.1 million decrease in costs associated with SRK-181;
o	$3.3 million increase in preclinical costs and manufacturing development for SRK-439; and
o	$2.3 million increase in other early development candidates and unallocated costs.

●	$12.2 million increase in internal research and development costs, which was primarily driven by an increase of $6.1 million in employee related costs, including salaries, bonus, benefits, payroll taxes related to increased headcount, an increase of $2.8 million in one-time severance and other costs associated with our leadership change and an increase of $2.3 million in non-cash equity-based compensation expense related to increased headcount, including one-time charges of $0.4 million related to the modification of certain equity awards.

Total research and development expenses are expected to continue to be substantial, driven by employee compensation costs and development costs associated with manufacture of drug supply, as well as our clinical stage programs as we continue development activities for apitegromab in SMA, the conduct of ONYX, our initiation of our Phase 2 OPAL trial in SMA patients under the age of two, as well as costs associated with supporting our anti-myostatin program, including our preclinical program, SRK-439. Additionally, we will continue to invest in our pipeline. We expect costs of our SRK-181 program to decrease, as we completed the Phase 1 DRAGON clinical trial in June 2025.

General and Administrative

General and administrative expense was $78.1 million and $32.5 million for the six months ended June 30, 2025 and 2024, respectively, an increase of $45.6 million or 140.7%. The total increase was primarily associated with an approximately $9.6 million increase in employee-related costs including salaries, bonus, benefits and payroll taxes related to increased headcount, an increase of $4.6 million in one-time severance and other costs associated with our leadership change, an increase of $5.5 million in non-cash equity-based compensation expense related to increased headcount, an increase in one-time charges in non-cash equity-based compensation expense of $12.6 million related to the modification of certain equity awards and an increase of approximately $12.8 million in professional service fees. We expect general and administrative expense, excluding the $17.2 million in one-time charges associated with the leadership change, to continue to be substantial as we continue to invest in building the infrastructure to support the commercialization of apitegromab.

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to an increase in interest income earned due to higher balances in our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any product revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of our convertible preferred stock and units in private placements before our initial public offering (“IPO”), and issuance of our common stock through our IPO in 2018, to Gilead in an exempt private placement, through multiple secondary public offerings and through at-the-market (“ATM”) sales, as well as payments from our research collaborations and the Loan and Security Agreement entered into in October 2020 and subsequently amended (see Note 11).

The following table provides information regarding our total cash, cash equivalents and marketable securities at June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Cash and cash equivalents	$152,925	$177,878
Marketable securities	142,088	259,400
Total cash, cash equivalents and marketable securities	$295,013	$437,278

During the six months ended June 30, 2025, our cash, cash equivalents and marketable securities balance decreased by $142.3 million. The change was primarily due to cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our product candidates and supported our internal research and development efforts and made interest payments on our debt, partially offset by proceeds from the exercises of stock options.

Our current ATM program, established in November 2022, allows for the sale of shares of our common stock having an aggregate offering price of up to $100 million. As of June 30, 2025, the Company has sold 619,290 shares of our common stock, generating net proceeds of $5.2 million, under the ATM program. No sales were made under the ATM program during the six months ended June 30, 2025.

On February 10, 2025, we entered into the Amended and Restated Loan and Security Agreement with Oxford for up to $200 million of which $25.0 million from Tranche 1 was received in October 2020 and $25.0 million from Tranche 2 was received in December 2021 (see Note 11). The Amended and Restated Loan and Security Agreement consolidates the existing outstanding loan tranches solely with Oxford.

For additional information on certain prior liquidity sources see Note 7.

During the six months ended June 30, 2025, none of the Company’s pre-funded warrants were exercised. As of June 30, 2025, the Company had 17,362,147 pre-funded warrants outstanding.

During the six months ended June 30, 2025, 458,044 of the Company’s common warrants were exercised, generating proceeds of $3.4 million. As of June 30, 2025, the Company had 8,220,620 common warrants outstanding.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(155,616)	$(98,981)
Net cash provided by investing activities	120,020	84,006
Net cash provided by financing activities	10,643	6,492
Net decrease in cash, cash equivalents and restricted cash	$(24,953)	$(8,483)

Net Cash Used in Operating Activities

Net cash used in operating activities was $155.6 million for the six months ended June 30, 2025, and consisted of our net loss of $184.8 million and changes in our assets and liabilities of $9.2 million, partially offset by non-cash adjustments of $38.4 million. The non-cash adjustments are primarily from equity-based compensation.

Net cash used in operating activities was $99.0 million for the six months ended June 30, 2024, and consisted of our net loss of $115.4 million and changes in our assets and liabilities of $2.0 million, partially offset by non-cash adjustments of $18.4 million. The non-cash adjustments are primarily from equity-based compensation.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $120.0 million for the six months ended June 30, 2025 compared to net cash provided by investing activities of $84.0 million for the six months ended June 30, 2024. Net cash provided by investing activities for both periods was primarily associated with transactions involving our marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $10.6 million for the six months ended June 30, 2025 compared to $6.5 million for the six months ended June 30, 2024. Net cash provided by financing activities for the six months ended June 30, 2025 was primarily attributable to proceeds from the exercise of common warrants and stock options, partially offset by the net impact of our debt refinancing. Net cash provided by financing activities for the six months ended June 30, 2024 was primarily attributable to proceeds from the exercise of warrants.

Funding Requirements

We expect our expenses to be substantial as we continue the research and development of apitegromab in SMA. In addition, we are seeking marketing approval for apitegromab, and we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect to continue to incur apitegromab development costs as we invest in trials to support other SMA patient populations, such as our Phase 2 OPAL clinical trial. We expect to incur costs to support our anti-myostatin program, including the close out activities for our Phase 2 EMBRAZE proof-of-concept trial of apitegromab and our preclinical program, SRK-439. Additionally, we will support the development of our pipeline and any other preclinical programs. Furthermore, we expect to continue to incur costs associated with operating as a public company.

Based on our current operating model, which includes planned revenues, we expect that our existing cash, cash equivalents, marketable securities and cash available to us will enable us to fund our operating expenses and capital expenditure requirements into 2027. However, we will require additional capital in order to complete clinical development and commercialization for each of our current programs. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

●	the costs and timing of developing our product candidates and future product candidates, including costs associated with apitegromab in ONYX, our long-term extension study in SMA for patients from both the

TOPAZ and SAPPHIRE studies, our Phase 2 OPAL trial in SMA patients under the age of two and the costs and timing of conducting future preclinical studies and clinical trials for SRK-439, SRK-373, SRK-256 or any other product candidates;
●	the costs of future manufacturing of apitegromab, SRK-181, SRK-439, SRK-373, SRK-256 and any other future product candidates;
●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
●	the costs of identifying and developing, or in-licensing or acquiring, additional product candidates and technologies;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements, license agreements, or other agreements we might have at such time;
●	the costs of seeking marketing approvals for apitegromab;
●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution for apitegromab, if approved;
●	the amount of revenue, if any, received from commercial sales of apitegromab, if approved;
●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and research and development activities;
●	the costs of supporting our infrastructure and facilities, including equipment and physical infrastructure to support our research and development;
●	the costs of operating as a public company; and
●	the impact of adverse global economic conditions on our business, including increased costs associated with global tariff policies, which may exacerbate the magnitude of the factors discussed above.

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

Critical Accounting Estimates

This management’s discussion and analysis is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the condensed consolidated financial statements prospectively from the date of change in estimates. Our actual results may differ from these estimates under different assumptions or conditions.

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

Recent Accounting Pronouncements

We have reviewed all recently issued standards and have determined that, other than as disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report, they will not have a material impact on our financial statements or do not otherwise apply to our operations.

Smaller Reporting Company and Non-Accelerated Filer Status

Based on the market value of our common stock held by our non-affiliates as of June 30, 2024, we were considered a “non-accelerated filer” and a “smaller reporting company,” each effective as of December 31, 2024. Based on the market value of our common stock held by our non-affiliates as of June 30, 2025, we will no longer be a smaller reporting company and will be considered a “large accelerated filer” effective as of December 31, 2025, and thus will be subject to additional disclosure and compliance requirements, accelerated filing deadlines, as well as the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial and accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Careful consideration should be given to the following risk factors, together with all other information set forth in this Quarterly Report, including our condensed consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other documents that we file with the SEC, in evaluating Scholar Rock Holding Corporation and our subsidiaries (collectively, the “Company”, “we”, or “our”) and our business, before investing in our common stock. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The market price of our common stock could decline if one or more of these risks or uncertainties were to occur, which may cause you to lose all or part of the money you paid to buy our common stock. The risk factors described below disclose both material and other risks, and are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this Quarterly Report.

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

Risks Related to Product Development, Regulatory Approval and Commercialization

●	The regulatory approval process for our product candidates in the U.S., EU and other jurisdictions will be lengthy, time-consuming and inherently unpredictable and we may fail to receive or be delayed in receiving regulatory approval of apitegromab.
●	We have never commercialized a product and are in the process of building and scaling our business for potential commercialization of apitegromab in the United States and Europe, including building our compliance, medical affairs and commercial organizations, which, if we are not able to do so successfully could negatively impact our business, including the potential for a successful commercialization of apitegromab.
●	Changes or disruptions at the FDA and other government agencies caused by funding cuts, government shutdowns, personnel reductions, substantial changes in leadership and policy, or other changes or disruptions to these agencies’ operations could prevent these agencies from performing functions on which the operation of our business relies, including the timely review and potential approval of our biologics license application (“BLA”), and any such disruptions and changes could negatively impact our business.
●	Product development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of apitegromab, SRK-181, SRK-439, or any future product candidates. Many of the factors that cause, or lead to, a delay in the initiation or completion of clinical trials may also ultimately lead to the denial of regulatory approval or limit market acceptance of our product candidates.
●	The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later-stage clinical trials.
●	Interim, initial and preliminary results from our clinical trials that we announce or publish from time to time may change (e.g., from positive safety or efficacy results to poor or negative safety or efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.
●	We rely on third parties to conduct our clinical trials and to conduct certain aspects of our preclinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may be delayed or unable to receive regulatory approval of or commercialize apitegromab, SRK-181, SRK-439 or any future product candidates, and our business could be materially harmed.
●	Preclinical development is uncertain. Our preclinical programs, such as SRK-439, may experience delays or may never advance to clinical trials, which would adversely affect our ability to develop our product pipeline and receive regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

Risks Related to Our Business and Operations

●	Because we rely on a limited number of third-party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials, and, if approved, commercial materials, may become limited or interrupted or may not be of satisfactory quantity or quality.
●	Our reliance on third parties, such as manufacturers, third-party logistics providers, specialty distributors, specialty pharmacies, and patient service providers, may subject us to risks and may cause us to undertake substantial obligations, including financial obligations.
●	We will need to continue to grow our organization in certain areas, including our personnel, systems and relationships with third parties, in order to develop our drug candidates and we may experience difficulties in managing this growth.
●	Our executives and highly skilled technical and managerial personnel are critical to our business. If we have transition in management, lose key personnel, or if we fail to recruit additional highly skilled personnel, our ability to further develop apitegromab, SRK-181, SRK-439 and identify and develop new or next generation product candidates may be impaired.
●	Failure to comply with health care privacy and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operation results and business.

Risks Related to Intellectual Property

●	Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
●	Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Third-party claims of intellectual property infringement may prevent or delay our product discovery, development, and commercialization efforts.

Risks Related to Our Financial Condition and Capital Requirements

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
●	We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of apitegromab, SRK-181, SRK-439 and any future product candidates.

Risks Related to Our Common Stock

●	The price of our stock is volatile, and you could lose all or part of your investment.

Risks Related to Product Development, Regulatory Approval and Commercialization

The regulatory approval process for our product candidates in the U.S., EU and other jurisdictions will be lengthy, time-consuming and inherently unpredictable and we may fail to receive or be delayed in receiving regulatory approval of apitegromab.

The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, promotion and distribution of drug products, including biologics, are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities outside the U.S. We are not permitted to market any biological product in the U.S. until we receive a biologics license from the FDA. Prior to filing the BLA to the U.S. FDA in January 2025 and submitting the MAA to the EMA in March 2025 for apitegromab as a treatment for patients with SMA, we have not submitted a BLA to the FDA or MAA to the EMA or similar marketing application to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. FDA approval of a new biologic or drug generally requires dispositive data from two (and in some cases, one) adequate and well-controlled pivotal Phase 3 clinical trials of the biologic or drug in the relevant patient population. The FDA, EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials or our analysis or interpretation of data from preclinical studies or clinical trials, the results of our clinical trials may not meet the level of statistical significance or amount of data required for approval, regulatory authorities may not agree with the statistical methods we used to evaluate our clinical data, or we may be unable to demonstrate that apitegromab’s clinical and other benefits outweigh its safety risks. A BLA must also include significant information regarding the chemistry, manufacturing, and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection as well as certain key clinical sites conducting our clinical trials. The FDA, EMA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies.

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

The ability of the FDA and foreign regulatory authorities to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, staffing levels, and statutory, regulatory, and policy changes, the FDA’s and foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. Disruptions at the FDA and other agencies, including substantial leadership, personnel, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in the first several months of 2025, the U.S. government has, among other measures, issued executive orders and undertaken reductions in force that could adversely impact FDA staffing and resources. Such changes could significantly impact the ability of the FDA to timely review and take action on our regulatory submissions, which could have a material adverse effect on our business.

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

We have requested priority review at the time of submitting our marketing application for apitegromab for the treatment of SMA and received priority review designation, which shortens the FDA’s goal review time to six months from the date of filing acceptance. The FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting adverse reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s PDUFA goal date for taking action on a marketing application from ten months to six months from FDA’s acceptance of the application for review. However, priority review does not guarantee a faster review or approval process or assure ultimate approval by the FDA. In addition, priority review designation may be rescinded if the FDA determines that a product no longer meets the qualifying criteria.

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

Many of the factors that cause, or lead to, a delay in the initiation or completion of clinical trials may also ultimately lead to the denial of regulatory approval or limit market acceptance of our product candidates. For example, we anticipate some of our future trials to, in part, utilize an open-label trial design, and our ongoing ONYX long-term extension study for apitegromab in patients from both the TOPAZ and SAPPHIRE trials utilizes an open-label trial design. An open-label trial is one where both the patient and investigator know whether the patient is receiving the test article or either an existing approved drug or placebo. Open-label trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label studies are aware that they are receiving treatment. Open-label trials may be subject to a patient bias, for example, if patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Open-label trials also may be subject to an investigator bias where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The potential sources of bias in clinical trials as a result of open-label design may not be adequately mitigated and may cause any of our trials that utilize such design to fail and additional trials may be necessary to support future marketing applications. In addition, other types of trials (including randomized, double-blind, parallel arm studies), particularly if smaller in size or if limited to one study, are also subject to potential sources of bias and limitations that may exaggerate any therapeutic effect or falsely identify a positive efficacy signal, or conversely, fail to detect an efficacy signal when in fact there may actually be a positive therapeutic effect. We, the FDA, the competent authorities and/or ethics committees of the EU Member States or other applicable regulatory authorities for their jurisdictions, or an IRB for their site(s) may suspend clinical trials of a product candidate at any time for various reasons, including a belief that subjects or patients in such trials are being exposed to unacceptable health risks or adverse side effects.

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

Patients in ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies, are receiving apitegromab in conjunction with an approved SMN-targeted treatment. These patients are reliant on the continued use and availability of such treatments. If access to an approved SMN-targeted treatment such as nusinersen or risdiplam becomes limited or is unavailable, we may be forced to pause or stop our ONYX long-term extension trials, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for apitegromab in the trial or reduce the amount of data or confound the data from this trial. Any delay or suspension of our clinical trials would significantly and delay our clinical development programs and harm our business, financial condition and results of operations.

The results or success of preclinical studies and early-stage clinical trials of our product candidates may not be predictive of future results or replicated in later preclinical studies or clinical trials of our product candidates in the same indications or other indications.

The results or success of preclinical studies and early-stage clinical trials of our product candidates may not be predictive of future results or replicated in later preclinical studies or later-stage clinical trials. Preclinical studies and early-stage clinical trials are primarily designed to study PK and PD, understand the side effects of product candidates, and evaluate various doses and dosing schedules. Our current or future product candidates may demonstrate different chemical, biological and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Product candidates in later-stages of clinical trials may fail to show desired pharmacological properties or produce positive safety and efficacy results despite having progressed through preclinical studies and early-stage clinical trials. Our Phase 3 SAPPHIRE clinical trial evaluated the safety and efficacy of apitegromab for the treatment of patients with Type 2 and Type 3 SMA and in October 2024, we announced positive top-line data from this clinical trial. We announced top-line results of our Phase 2 EMBRAZE proof-of-concept trial of apitegromab in combination with tirzepatide in obesity in June 2025. We cannot assure you that any future clinical trials of apitegromab, such as our Phase 2 OPAL clinical trial in patients with SMA less than 2 years of age, SRK-439, or any other anti-myostatin antibodies will show positive results. Additionally, product candidates evaluated in one disease indication may interact in unforeseen or harmful ways in a patient population with a different disease indication than was previously studied. There can be no assurance that any of our current or planned clinical trials will ultimately be successful or support further clinical development of any of our product candidates. There can also be no assurance that any of our future clinical trials will show similar results to our earlier clinical trials or support further development or registration of any of our product candidates.

Interim, initial, or preliminary results from our clinical trials that we announce or publish from time to time may change (e.g., from positive safety or efficacy results to poor or negative safety or efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim, initial, or preliminary data, including interim top-line results or initial or preliminary results from our clinical trials. Any interim, initial or preliminary data and other results from our clinical trials may materially change as more patient data become available. Preliminary, initial, interim or top-line results also remain subject to audit, validation and verification procedures that may result in the final data being materially different from the interim, initial or preliminary data we previously published. As a result, interim, initial or preliminary data may not be predictive of final results and should be viewed with caution until the final data are available. We may also arrive at different conclusions, or considerations may qualify such results, once we have received and fully evaluated additional data. For example, clinical data from our Phase 1 DRAGON trial in cancer immunotherapy, including preliminary safety, efficacy and biomarker data were presented in June 2024 at the ASCO 2024 annual meeting and in November 2024 at the SITC 39th Annual Meeting. Tumor response data from DRAGON was based on assessments by site investigators. Central reads for the tumor responses were also conducted in DRAGON, and a comprehensive review of the central reads was performed once completed within and/or across the cohorts. Differences between preliminary, initial or interim data and final data could adversely affect our business.

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

For example, we are initially developing apitegromab for the treatment of SMA, a rare disease, affecting an estimated 20,000 patients in the U.S. and Europe. As a result, we may encounter difficulties enrolling patients in our clinical trials for apitegromab in SMA due, in part, to the small size of this patient population. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Additionally, patients may opt out of participation in clinical trials in favor of treatment with FDA-approved therapies, or therapies approved in the EU or other foreign jurisdictions.

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

We have received Orphan Drug designation from the FDA for apitegromab for the treatment of SMA and the EC granted Orphan Medicinal Product designation to apitegromab for the treatment of SMA. We may seek Orphan Drug designation from regulatory authorities in other jurisdictions for apitegromab. We may not receive the requested designation or we may be unable to realize the benefits associated with Orphan Drug designation, including the potential for market exclusivity.

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

We have received Rare Pediatric Disease designation for apitegromab for the treatment of SMA. Designation of a biologic as a product for a rare pediatric disease does not guarantee that a BLA for such biologic will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Pursuant to the Federal Food, Drug, and Cosmetic Act, in January 2025 we requested a rare pediatric disease priority review voucher in our BLA submission for apitegromab for the treatment of SMA. The FDA may determine that the BLA for apitegromab, if approved, does not meet the eligibility criteria for a rare pediatric disease priority review voucher, including for the following reasons:

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

Even if apitegromab receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If apitegromab receives marketing approval it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. There may be delays in getting apitegromab, if approved, on hospital or insurance formularies, or there may be limitations on coverage in the early stages of commercialization for newly approved drugs. If apitegromab is approved but fails to achieve market acceptance among hospitals, physicians, patients or health care payors, we will not be able to generate significant revenues and we may not become profitable, which would have a material adverse effect on our business, prospects, financial condition and results of operations. For example, doctors may deem it sufficient to treat patients with SMA with an SMN-targeted treatment such as nusinersen or risdiplam, and therefore will not be willing to utilize apitegromab in conjunction with such SMN-

targeted treatment. The degree of market acceptance of apitegromab, if approved for commercial sale, will depend on a number of factors, including:

●	the efficacy and safety of apitegromab as demonstrated in clinical trials;
●	the indications for which apitegromab is approved;
●	efficacy and potential advantages compared to alternative treatments;
●	the ability to obtain sufficient third-party coverage and adequate reimbursement;
●	the amount, scope and nature of the clinical data (and other forms of data) available;
●	the ability to offer apitegromab, if approved, for sale at competitive prices;
●	the timing of market introduction of apitegromab as well as competitive products;
●	convenience and ease of administration compared to alternative treatments;
●	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
●	the strength of marketing and distribution support; and
●	the prevalence and severity of any side effects.

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

Factors that may inhibit our efforts to commercialize apitegromab on our own include:

●	our ability to recruit and retain adequate numbers of effective sales and marketing personnel;
●	the ability of sales personnel to obtain access to physicians or educate adequate numbers of physicians on the benefits of prescribing any future products; and
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

We have no experience manufacturing our product candidates on a commercial scale. We rely on a limited number of third-party contract manufacturers to manufacture all of our clinical trial product supplies and, if approved, all of our commercial product supplies, including all of our drug substance, drug product, labeling, and packaging. We do not own our own manufacturing facilities for producing any clinical trial or commercial product supplies. There can be no assurance that our preclinical, clinical development, and, if approved, commercial product supplies will not be limited or interrupted due to impacts to our third-party contract manufacturers. For example, we rely on a single source supplier for the manufacture of apitegromab, SRK-181, and SRK-439. Any replacement of our current drug substance contract manufacturer or drug product contract manufacturer would require significant resources, lead time and expertise because there may be a limited number of qualified replacements. In addition, our ability to procure sufficient supplies for the development of apitegromab, SRK-181, SRK-439 or future product candidates could be impacted by factors outside of our control such as current macroeconomic and geopolitical events, the changing rates of inflation and interest rates and tariff policies. We have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party contract manufacturers supply and/or manufacture materials or products for other companies, which exposes our third-party contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally.

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

We expect to continue to rely on third-party manufacturers for commercial supplies of drug substance, drug product, and packaged and labeled product for apitegromab, if we receive regulatory approval. We do not have long-term supply agreements in place with many of our contract manufacturers, and each batch for our product candidates is individually contracted through a purchase order governed by master service and quality agreements. If our existing drug product contract manufacturers for our product candidates are not willing to enter into long-term supply agreements, or are not willing or are unable to supply product candidate supplies to us, we could be required to engage new contract manufacturers who would need to scale up the manufacturing process before we would be able to use the product candidate supplies they manufacture, which could result in delays to our clinical trials or future commercialization plans, if we are successful and gain approval.

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

Our reliance on third-party logistics providers, specialty distributors, specialty pharmacies, and patient services providers may subject us to risks that could impact the commercialization and patient access to apitegromab. If apitegromab is approved, we expect to use limited distribution agreements, which could concentrate supply with a small number of specialty pharmacies, increasing the risk of distribution disruptions, capacity constraints, and gaps in patient access if these partners fail to perform. Additionally, third parties manage high-touch patient support, reimbursement processing, and copay assistance, and any failures in these areas could lead to delays in initiation of treatment, coverage denials, and financial barriers for patients. Additionally, challenges such as disruptions in logistics, quality-control issues, non-

compliance with regulatory requirements, or delays in onboarding key distribution partners may arise and may cause us to undertake substantial obligations, including financial obligations. If we or our third-party distribution service providers fail to scale and manage commercial distribution operations efficiently, the launch, commercialization, or continued supply of apitegromab may be delayed or compromised, which could significantly harm our business, reputation, and financial results.

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

Our future financial performance and our ability to commercialize apitegromab, if approved, will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for a limited number of qualified personnel in the biopharmaceutical space. In this highly competitive market, there may be increased costs to attract and retain qualified personnel. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we have to offer. If we are not able to offer competitive compensation or appealing opportunities for high quality candidates, we may not be able to attract or retain qualified candidates and personnel. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize apitegromab and, accordingly, may not achieve our research, development and commercialization goals.

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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws and regulations of the FDA, EU Member States, EMA and other similar foreign regulatory bodies; provide true, complete and accurate information to the FDA, EMA and other similar foreign regulatory bodies; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we receive FDA approval, EC approval or approval from other foreign regulatory bodies of apitegromab and begin commercializing that product in the U.S. or in such other jurisdictions, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by our employees, independent contractors, consultants, commercial partners and vendors, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of civil, criminal and administrative penalties, damages, monetary fines, individual imprisonment, disgorgement, possible exclusion from participation in government healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and the curtailment of our operations, any of which could adversely affect our ability to operate our business, financial condition and results of operations.

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

On April 1, 2025, the Bureau of Industry and Security of the U.S. Department of Commerce initiated a Section 232 investigation on Pharmaceuticals and Pharmaceutical Ingredients, whose scope includes, but is not limited to, finished drug products, medical countermeasures, active pharmaceutical ingredients, starting materials, and derivative products of those items. This Section 232 investigation could result in substantial tariffs on these and related items, which could negatively impact our costs of production and operating margins. On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

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

We have conducted our Phase 2 TOPAZ clinical trial and Phase 3 SAPPHIRE clinical trial of apitegromab in the European Economic Area (“EEA”) and the UK, and are currently conducting ONYX, our long-term extension clinical trial of apitegromab, in the EEA and the UK, and may conduct future clinical trials in the EEA or the UK and therefore may be subject to additional privacy laws. The EU General Data Protection Regulation (the “EU GDPR”) imposes a broad range of strict requirements on companies subject to the EU GDPR, including requirements relating to having legal bases and conditions for processing personal information relating to personal data and transferring such personal data outside the EEA or the UK, including to the U.S., providing details to those individuals regarding the processing of their personal information, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, where required reporting security breaches involving personal data to the competent national data protection authority and affected individuals, where required, appointing data protection officers, where required conducting data protection impact assessments for high risk processing, and record-keeping. The EU GDPR imposes penalties in the event of non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses. The EU GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the EU GDPR.

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

Global events, including global health concerns could also result in social, economic, and labor instability in the countries in which we operate or where the third parties with whom we engage, including our clinical trial sites and manufacturing facilities of our third-party contract manufacturers, operate. Unforeseen global events, such as increasing rates of inflation and interest and tariff policies, could adversely impact our business. For example, we are conducting ONYX, our long-term extension clinical trial of apitegromab in the EEA, and economic disruptions in Europe and the military conflict between Russia and Ukraine could adversely affect the conduct of our clinical trial. Such conflicts could lead to sanctions, embargoes, supply shortages, regional instability, geopolitical shifts, cyberattacks, other retaliatory actions, and adverse effects on macroeconomic conditions, currency exchange rates, and financial markets, which could adversely impact our operations and financial results, as well as those of third parties with whom we conduct business.

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

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, if approved, which could make it difficult for us to sell apitegromab profitably.

The success of apitegromab, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, apitegromab. See the sections in our Annual Report on Form 10-K for the year ended December 31, 2024 entitled “Business– Government Regulation – Coverage and Reimbursement” and “Business–Government Regulation–Current and Future Healthcare Reform Legislation.”

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

Payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain and maintain coverage and reimbursement for any product, we may need to conduct expensive evidence generation studies in order to demonstrate the medical necessity and cost-effectiveness of such a product, in addition to the costs required to obtain regulatory approvals. If payors do not consider a product to be cost-effective compared to current standards of care, they may not cover the product as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to cover its costs or make a profit. Even if we obtain coverage for apitegromab, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of apitegromab. Patients are unlikely to use apitegromab unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of apitegromab. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for apitegromab.

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

Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for apitegromab. There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. We expect to experience pricing pressures in connection with the sale of apitegromab due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

EU drug marketing and reimbursement regulations may materially affect our ability to market and receive coverage for apitegromab in the European Member States.

We intend to seek approval to market apitegromab in both the U.S. and in selected foreign jurisdictions. If we receive approval in one or more foreign jurisdictions for apitegromab we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of medicinal products is subject to governmental control and other market regulations which could put pressure on the pricing and usage of apitegromab. In these countries, pricing negotiations with governmental authorities can take considerable time after receiving marketing approval. In addition, market acceptance and sales of apitegromab will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for apitegromab and may be affected by existing and future health care reform measures.

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

In addition, in most foreign countries, including several EU Member States, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, the EU provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced Member States, can further reduce prices. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for apitegromab. Historically, products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. If pricing is set at unsatisfactory levels or if reimbursement of apitegromab is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of apitegromab in those countries would be negatively affected.

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

We are a biopharmaceutical company formed in 2012 and our operations to date have been focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. We have not yet demonstrated the ability to progress any of our product candidates through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the six months ended June 30, 2025 and 2024, we reported a net loss of $184.8 million and $115.4 million, respectively. We have incurred losses since our inception, and as of June 30, 2025, we had an accumulated deficit of $1,107.5 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, apitegromab, SRK-181, SRK-439, and any future product candidates and prepare for the commercialization of apitegromab, if approved.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, including clinical trials for apitegromab and preclinical studies and clinical trials for SRK-439 and any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of June 30, 2025, we had approximately $295.0 million in cash, cash equivalents and marketable securities. Based on our current operating model, which includes planned revenues, we believe that our existing cash, cash equivalents, marketable securities and cash available to us as of June 30, 2025, will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Additionally, any program setbacks or delays due to changes in federal or state laws or clinical site or clinical vendor policies as a result of the impacts of current macroeconomic and geopolitical events, increasing rates of inflation, tariff policies and rising interest rates could impact our programs and increase our expenditures. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the initiation, progress, timing, completion, costs and results of clinical trials for our current and any future product candidates;
●	the clinical development plans we establish for our product candidates;
●	the number and characteristics of product candidates that we identify and develop;
●	the terms of any collaboration, strategic alliance, or licensing agreements we are currently party to or may choose to enter into in the future;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA, the EMA, and other comparable foreign regulatory authorities;
●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
●	the effect of competing technological and market developments;
●	the cost and timing of developing research cell lines and development and completion of commercial scale outsourced manufacturing activities;
●	the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors resulting from pandemics or similar public health crisis or macroeconomic conditions; and
●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

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

As of June 30, 2025, the fair value of our cash, cash equivalents and investments in our marketable debt securities portfolio was approximately $295.0 million and consisted primarily of investments in money market funds and U.S. treasury obligations and government agency securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

At June 30, 2025, we had ten thousand dollars in net unrealized losses in our marketable securities available-for-sale portfolio, and unrealized losses in our securities portfolio may increase in the future due to the aforementioned economic factors. While our goal is to hold each security until maturity, that may not be possible in light of our policy to preserve capital and liquidity and because investment in securities with unrealized losses has a diminished utility as a source of liquidity prior to maturity. Selling securities with an unrealized loss would result in the realization of such losses, which could have an adverse effect on our financial condition and results of operations.

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

The members of our board of directors, management, and their affiliates, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of June 30, 2025, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 9% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Effective December 31, 2025, we will be a large accelerated filer and no longer qualify as a smaller reporting company, which will increase our costs and demands on management.

Based on the market value of our common stock held by our non-affiliates as of June 30, 2025, we will no longer be a smaller reporting company and will be considered a “large accelerated filer” effective as of December 31, 2025, and thus will be subject to accelerated filing deadlines, as well as the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002. Due to this upcoming transition, we expect to devote significant time and effort to implement and comply with the additional standards, rules and regulations that will apply to us upon becoming a large accelerated filer and losing our smaller reporting company status. Compliance with the additional requirements of being a large accelerated filer will also increase our legal, accounting and financial compliance costs.

As a smaller reporting company, we have availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. However, we may no longer avail ourselves of this exemption when we become a large accelerated filer and our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the year ending December 31, 2025. Due to the complexity and logistical difficulty of implementing the standards, rules and regulations that apply to non-smaller reporting companies on an accelerated timeframe, there is an increased risk that we may be found to be in non-compliance with such standards, rules and regulations or to have significant deficiencies or material weaknesses in our internal controls over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations and financial condition, and could cause a decline in the trading price of our common stock.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, if we were to ever regain status as a “smaller reporting company,” our independent registered public accounting firm would not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We will qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of June 30 in any given year. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

As of June 30, 2025, approximately 8,220,620 shares of our common stock were reserved for issuance upon exercise of outstanding common stock purchase warrants. As of June 30, 2025, we also have 17,362,147 shares of our common stock reserved for issuance upon exercise of pre-funded warrants, which are already included in our calculation of our weighted average common shares outstanding. Additionally, 13,716,115 shares of our common stock were reserved for issuance upon exercise of outstanding stock options, vested restricted stock units and vested performance stock units. The exercise of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price.

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

From January 1, 2025 through June 30, 2025, we did not sell any shares of common stock through the Jefferies sales agreement.

Item 2. Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Trading Plans

During the three months ended June 30, 2025, certain of our directors or officers adopted or terminated contracts, instructions or written plans for the purchase or sale of our securities as noted below:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Jeffrey Flier, Board Member	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	February 27, 2025	May 29, 2026	48,663 (1)	Exercises of vested stock options and sales of shares of the Company’s common stock pursuant to the terms of the trading plan
Tracey Sacco, Former CCO	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Termination (May 12, 2025)	May 12, 2025	43,000 (2)	Exercises of vested stock options and sales of shares of the Company’s common stock pursuant to the terms of the trading plan

(1)	This trading arrangement provides for the sale of shares with the proceeds of the sale delivered to the member of the board of directors to satisfy tax obligations upon the vesting and settlement of restricted stock units (“RSU”).
(2)	These shares reflect the aggregate maximum number of RSUs prior to any non-discretionary sell-to-cover transactions in addition to other shares eligible to be sold pursuant to the plan. The Company has a non-discretionary sell-to-cover requirement to satisfy tax withholding obligations associated with RSU vesting for employees.

Other than as disclosed above, no other officer or director adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended June 30, 2025.

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.2	May 8, 2018
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.1.1	May 14, 2018
3.3	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38501	3.1	June 28, 2024
3.4	Amended and Restated By-laws of the Registrant	S-1/A	333-224493	3.4	May 8, 2018
10.2*†+	Employment Agreement, dated April 27, 2025 by and between Scholar Rock, Inc. and David Hallal.
10.3*†+	Employment Agreement, dated April 27, 2025 by and between Scholar Rock, Inc. and Akshay Vaishnaw.
10.4*†+	Employment Agreement, dated April 27, 2025 by and between Scholar Rock, Inc. and R. Keith Woods.
10.5*†+	Employment Agreement, dated April 27, 2025 by and between Scholar Rock, Inc. and Vikas Sinha.
10.6*†+	Transitional Services Agreement, dated May 27, 2025 by and between Scholar Rock, Inc. and Jay T. Backstrom.
10.7*+	Form of Performance Based Restricted Stock Unit Agreement under the 2018 Stock Option and Incentive Plan.
10.8*+	Form of Performance Based Restricted Stock Unit Agreement under the Scholar Rock Holding Corporation 2022 Inducement Equity Plan, as amended.
10.9*	Scholar Rock Holding Corporation Amended and Restated Non-employee Director Compensation Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

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

SCHOLAR ROCK HOLDING CORPORATION

Date: August 6, 2025	By:	/s/ David Hallal
David Hallal Chief Executive Officer (Principal Executive Officer)
Date: August 6, 2025	By:	/s/ Vikas Sinha
Vikas Sinha Chief Financial Officer (Principal Financial and Accounting Officer)