Form 10-Q
period 2025-09-30
Scholar Rock Holding Corp
filed 2025-11-14
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

The number of outstanding shares of the Registrant’s Common Stock as of November 5, 2025 was 102,007,457.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”), including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the timing, scope, or likelihood of our ability to obtain and maintain regulatory approval from the U.S. Food and Drug Administration (“FDA”), the European Commission (“EC”) and other regulatory authorities for apitegromab, and any related restrictions, limitations or warnings in the label of any approval for apitegromab;
●	our ability to obtain regulatory approval for apitegromab is dependent on the timely and satisfactory response to the Complete Response Letter (“CRL”) received from the FDA in September 2025 and resolution of the observations identified during the FDA’s routine general site inspection of our third-party fill-finish facility. This facility was issued a Form 483 by the FDA in July 2025 and the inspection classification of this facility is “official action indicated” (OAI);
●	our plans to address the CRL;
●	our ability to successfully build a commercial infrastructure to launch and market apitegromab, or otherwise provide access to apitegromab, if and when it is approved or receives pricing or reimbursement approval;
●	our ability, through third party manufacturers, to successfully manufacture commercial supply of apitegromab;
●	the rate and degree of market acceptance of apitegromab, if approved;
●	the size and growth potential of the markets for apitegromab, and our ability to serve those markets, either alone or in combination with others;
●	the clinical utility of apitegromab and its potential advantages over other therapeutic options;
●	the potential benefit of orphan drug exclusivity, Orphan Drug designation, Fast Track designation and Rare Pediatric Disease designation for apitegromab;
●	our success in identifying and executing development programs for additional indications for apitegromab;
●	the success, cost and timing of clinical trials, including the progress, completion, timing of results, and actual results of our clinical trials;
●	our ability, through third party manufacturers, to successfully manufacture our product candidates for clinical trials;
●	the fact that top-line or interim data from our clinical studies may not be predictive of the final or more detailed results of such study or the results of other ongoing or future studies;
●	our success in identifying and executing a development program for our preclinical product candidates, including SRK-439, SRK-373, SRK-256 and identifying additional product candidates from our preclinical programs and research pipeline;

●	our ability to retain our executives and highly skilled technical and managerial personnel, which could be affected due to any transition in management, or if we fail to recruit additional highly skilled personnel;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection and our ability to operate our business without infringing on the intellectual property rights of others;
●	our ability to obtain, generally or on terms acceptable to us, funding for our operations, including funding necessary to complete further development and, upon successful development, if approved, commercialization of apitegromab, SRK-181, SRK-439, SRK-373, SRK-256 or any of our future product candidates;
●	our ability to establish or maintain collaborations or strategic relationships;
●	our expectations relating to the potential of our proprietary platform technology;
●	the impact of new laws and regulations or amendments to existing laws and regulations in the United States and foreign countries;
●	risks associated with the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, tariff policies, economic sanctions and economic slowdowns or recessions or public health pandemics;
●	developments and projections relating to our competitors and our industry;
●	our estimates and expectations regarding cash, cash reserves, and expense levels, future revenues, capital requirements and needs for additional financing, including our expected use of proceeds from our public offerings, and liquidity sources;
●	our expectations regarding the period during which we qualify as a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act; and
●	other risks and uncertainties, including those listed under the caption Part II, Item 1A “Risk Factors”.

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

SCHOLAR ROCK HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLAR ROCK HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$286,770	$177,878
Marketable securities	82,860	259,400
Prepaid expenses and other current assets	21,081	13,887
Total current assets	390,711	451,165
Property and equipment, net	2,116	2,761
Operating lease right-of-use asset	11,767	15,644
Restricted cash	3,807	2,407
Other long-term assets	3,317	2,945
Total assets	$411,718	$474,922
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,765	$10,095
Accrued expenses	49,882	31,067
Operating lease liability	5,325	5,774
Total current liabilities	61,972	46,936
Long-term portion of operating lease liability	5,140	9,206
Long-term debt	99,611	50,146
Total liabilities	166,723	106,288
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 99,171,486 and 93,823,678 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	99	94
Additional paid-in capital	1,454,468	1,291,095
Accumulated other comprehensive income	117	160
Accumulated deficit	(1,209,689)	(922,715)
Total stockholders’ equity	244,995	368,634
Total liabilities and stockholders’ equity	$411,718	$474,922

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$50,486	$48,719	$161,565	$134,185
General and administrative	53,064	16,061	131,184	48,512
Total operating expenses	103,550	64,780	292,749	182,697
Loss from operations	(103,550)	(64,780)	(292,749)	(182,697)
Other income (expense):
Interest income	2,733	2,083	10,374	8,121
Interest expense	(1,334)	(1,744)	(4,359)	(5,191)
Other expense, net	(69)	(38)	(240)	(73)
Total other income (expense), net	1,330	301	5,775	2,857
Net loss	$(102,220)	$(64,479)	$(286,974)	$(179,840)
Net loss per share, basic and diluted	$(0.90)	$(0.66)	$(2.54)	$(1.86)
Weighted average common shares outstanding, basic and diluted	113,729,850	97,050,637	112,763,974	96,587,149

Comprehensive loss:
Net loss	$(102,220)	$(64,479)	$(286,974)	$(179,840)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	59	182	(43)	36
Total other comprehensive income (loss)	59	182	(43)	36
Comprehensive loss	$(102,161)	$(64,297)	$(287,017)	$(179,804)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

SCHOLAR ROCK HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	93,823,678	$94	$1,291,095	$160	$(922,715)	$368,634
Unrealized loss on marketable securities	—	—	—	(31)	—	(31)
Exercise of stock options	375,939	—	5,038	—	—	5,038
Issuance of common shares upon restricted stock units ("RSU") vesting	673,790	1	(1)	—	—	—
Equity-based compensation expense	—	—	13,413	—	—	13,413
Other	—	—	2	—	—	2
Net loss	—	—	—	—	(74,723)	(74,723)
Balance at March 31, 2025	94,873,407	$95	$1,309,547	$129	$(997,438)	$312,333
Unrealized loss on marketable securities	—	—	—	(71)	—	(71)
Exercise of stock options	275,874	—	3,262	—	—	3,262
Issuance of common shares upon RSU vesting	392,283	—	—	—	—	—
Exercise of pre-funded and common warrants	458,044	1	3,366	—	—	3,367
Equity-based compensation expense	—	—	24,433	—	—	24,433
Net loss	—	—	—	—	(110,031)	(110,031)
Balance at June 30, 2025	95,999,608	$96	$1,340,608	$58	$(1,107,469)	$233,293
Unrealized gain on marketable securities	—	—	—	59	—	59
Exercise of stock options	308,064	—	3,874	—	—	3,874
Issuance of common shares upon RSU vesting	96,814	—	—	—	—	—
Sale of common shares, net of issuance costs	2,767,000	3	91,655	—	—	91,658
Equity-based compensation expense	—	—	18,331	—	—	18,331
Net loss	—	—	—	—	(102,220)	(102,220)
Balance at September 30, 2025	99,171,486	$99	$1,454,468	$117	$(1,209,689)	$244,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

SCHOLAR ROCK HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

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

SCHOLAR ROCK HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(286,974)	$(179,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,233	1,542
Amortization of debt discount and debt issuance costs	325	206
Equity-based compensation	56,177	27,126
Amortization/accretion of investment securities	(3,791)	(3,945)
Non-cash operating lease expense	3,877	4,034
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(5,965)	(5,734)
Other assets	(372)	608
Accounts payable	(3,331)	606
Accrued expenses	18,797	8,705
Operating lease liabilities	(4,515)	(4,744)
Net cash used in operating activities	(224,539)	(151,436)
Cash flows from investing activities:
Purchases of property and equipment	(570)	(76)
Purchases of marketable securities	(98,009)	(82,710)
Sales and maturities of marketable securities	278,298	202,100
Net cash provided by investing activities	179,719	119,314
Cash flows from financing activities:
Proceeds from stock option exercises	10,945	677
Proceeds from pre-funded and common warrant exercises	3,367	6,106
Proceeds from the sale of common shares, net	91,658	—
Proceeds from debt facility	49,992	—
Debt modification payment	—	(125)
Proceeds from debt refinancing	24,668	—
Payment of long-term debt	(25,520)	—
Other	2
Net cash provided by financing activities	155,112	6,658
Net increase (decrease) in cash, cash equivalents and restricted cash	110,292	(25,464)
Cash, cash equivalents and restricted cash, beginning of period	180,285	104,262
Cash, cash equivalents and restricted cash, end of period	$290,577	$78,798
Supplemental disclosure for non-cash items:
Operating lease liability adjustment from rent modification	$—	$9,451
Property and equipment purchases in accounts payable & accrued expenses	$—	$22
Stock options exercised receivable	$1,229	$—
Supplemental cash flow information:
Cash paid for interest	$4,038	$5,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of the Business

Scholar Rock Holding Corporation and its subsidiaries (collectively, the “Company”) is a global biopharmaceutical company dedicated to dramatically improving the lives of children and adults with spinal muscular atrophy (“SMA”) and additional rare, severe and debilitating neuromuscular diseases. As a global leader in the biology of the transforming growth factor beta (“TGFβ”) superfamily, the Company’s novel understanding of the molecular mechanisms of growth factor activation enabled the development of a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target the precursor, or latent, forms of growth factors. By targeting the signaling proteins at the cellular level and acting in the disease microenvironment, the Company believes that it may avoid the historical dose-limiting safety challenges associated with inhibiting growth factors for therapeutic effect. The Company believes its focus on biologically validated growth factors may facilitate a more efficient development path.

The Company’s first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-targeted treatment for SMA. In October 2024, the Company announced positive top-line results from SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with non-ambulatory SMA. The study achieved its primary endpoint. The Company submitted a U.S. Biologics License Application (“BLA”) to the FDA in January 2025 and the BLA was granted priority review designation. In September 2025, the Company received a Complete Response Letter (“CRL”) from the FDA related to observations identified during a routine general site inspection of a third-party fill-finish facility. The facility was issued a Form 483 by the FDA in July 2025 and the inspection classification of this facility is “official action indicated” (OAI). The observations were site-related and not specific to apitegromab. The CRL did not cite any other approvability concerns, including apitegromab’s efficacy and safety data or the third-party drug substance manufacturer. In November 2025, the Company completed a constructive in-person Type A meeting with the FDA that included participation of representatives from the third-party fill-finish facility. The Company plans to resubmit the apitegromab BLA at such time as the facility has been reclassified by the FDA. In March 2025, the Company submitted to the European Medicines Agency (“EMA”) and received validation of its marketing authorisation application (“MAA”) for apitegromab for the treatment of SMA. The FDA granted Fast Track designation, Rare Pediatric Disease designation and Orphan Drug designation to apitegromab for the treatment of SMA in May 2021, August 2020 and March 2018, respectively. The EMA granted Priority Medicines (“PRIME”) designation in March 2021 and the European Commission (“EC”) granted orphan medicinal product designation in December 2018 to apitegromab for the treatment of SMA. If apitegromab is approved by the FDA or EMA, the Company expects to initiate a commercial product launch in the applicable jurisdictions upon approval. The Company continues to develop apitegromab in SMA with its ongoing long-term extension ONYX trial and its Phase 2 OPAL trial in SMA patients under two years of age, which was initiated in the third quarter of 2025.

In October 2023, the Company announced the expansion of its anti-myostatin program with SRK-439, a novel, fully human anti-myostatin monoclonal antibody with high potency and subcutaneous formulation. The Company intends to explore SRK-439’s potential in various, severe debilitating neuromuscular disorders and in September 2025, an investigational new drug application was cleared by the FDA. The Company plans to initiate dosing of SRK-439 in healthy volunteers in the fourth quarter of 2025.

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

The Company believes that its existing cash, cash equivalents and marketable securities at September 30, 2025 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date these financial statements are issued.

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

Cash, Cash Equivalents and Restricted Cash

The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statement of cash flows (in thousands):

	As of September 30,
	2025	2024
Cash and cash equivalents	$286,770	$76,391
Restricted cash	3,807	2,407
	$290,577	$78,798

The Company’s restricted cash is associated with a letter of credit related to its lease at 301 Binney Street in Cambridge and a collateral account associated with a corporate credit card program.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The standard requires disclosure of incremental segment information on an annual and interim basis and allows for multiple measures of a segment’s profit or loss provided that one of those measures is consistent with GAAP. The amendments in this update do not change how a public company identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments, but rather requires public entities to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reporting segment’s profit or loss and assets that are currently required annually. ASU 2023-07 became effective for the annual period starting on January 1, 2024, and for interim periods starting on January 1, 2025. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial position and results of operations.

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

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024 (in thousands):

	Fair Value Measurements at September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$253,151	$253,151	$—	$—
U.S. treasury obligations	19,984	19,984	—	—
Marketable securities:
U.S. treasury obligations and government agency securities	82,860	82,860	—	—
Total assets	$355,995	$355,995	$—	$—

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$97,290	$97,290	$—	$—
U.S. treasury obligations	63,171	63,171	—	—
Marketable securities:
U.S. treasury obligations and government agency securities	259,400	259,400	—	—
Total assets	$419,861	$419,861	$—	$—

Level 1 assets include investments in money market funds, U.S. treasury obligations and government agency securities that are valued using quoted market prices. There were no transfers of assets between fair value measurement levels during the nine months ended September 30, 2025 or 2024.

The carrying amounts reflected in the balance sheets for prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at September 30, 2025 and December 31, 2024, due to their short-term nature.

The Company believes the terms of its debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company’s debt approximates its fair value based on Level 3 of the fair value hierarchy.

4. Marketable Securities

The following table summarizes the Company’s investments as of September 30, 2025 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. treasury obligations and government agency securities	$82,743	$117	$—	$82,860
Total available-for-sale securities	$82,743	$117	$—	$82,860

The following table summarizes the Company’s investments as of December 31, 2024 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. treasury obligations and government agency securities	$259,240	$180	$(20)	$259,400
Total available-for-sale securities	$259,240	$180	$(20)	$259,400

Amortized cost approximated fair value for money market funds and U.S. treasury obligations included in cash and cash equivalents.

The Company believes that U.S. treasury obligations and government agency securities are subject to minimal credit risk. As a result, the Company did not record any charges for credit-related impairments for its available-for-sale securities for the nine months ended September 30, 2025.

5. Prepaid Expenses and Other Assets

At September 30, 2025 and December 31, 2024, prepaid expenses and other current assets consist of the following (in thousands):

	As of
	September 30,	December 31,
	2025	2024
Prepaid external research and development expenses	$10,405	$7,716
Prepaid other	3,845	2,584
Receivables	3,549	2,151
Prepaid compensation expense	1,470	377
Prepaid professional services expense	1,023	419
Prepaid insurance	789	640
	$21,081	$13,887

At September 30, 2025 and December 31, 2024, other long-term assets consist of the following (in thousands):

	As of
	September 30,	December 31,
	2025	2024
Prepaid external research and development expenses	$2,590	$2,395
Prepaid other	689	536
Prepaid insurance	38	14
	$3,317	$2,945

6. Accrued Expenses

At September 30, 2025 and December 31, 2024, accrued expenses consist of the following (in thousands):

	As of
	September 30,	December 31,
	2025	2024
Accrued payroll and related expenses	$22,738	$14,776
Accrued external research and development expense	16,916	12,116
Accrued professional services expense	9,361	3,296
Accrued other	867	879
	$49,882	$31,067

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

The Company has had a sales agreement in place during various time periods with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program. Under this program, the Company is able to offer and sell, from time to time at its sole discretion, shares of its common stock through Jefferies as its sales agent. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. The current ATM agreement with Jefferies, established in November 2022, allows for the sale of shares of common stock from time to time in “at the market” offerings through Jefferies as the Company’s sales agent. As of September 30, 2025, the Company has sold 3,386,290 shares, generating net proceeds of $96.9 million, under the ATM program. Of this amount, the Company sold 2,767,000 shares of its common stock under the ATM program during the nine months ended September 30, 2025, generating net proceeds of $91.7 million.

The Company has issued pre-funded warrants to purchase common stock, as well as warrants to purchase common stock as part of its financing activities. Both the pre-funded warrants and warrants meet the conditions for equity classification and are recorded as a component of stockholders’ equity within additional paid-in capital. The pre-funded warrants do not expire and are exercisable at any time. In October 2024, June 2022 and November 2020, the Company issued 353,983, 25,510,205 and 2,179,487 pre-funded warrants, respectively. During the nine months ended September 30, 2025 and 2024, 0 and 2,526,833, respectively, of the Company’s pre-funded warrants were exercised. As of September 30, 2025, the Company has 17,362,147 pre-funded warrants outstanding. In June 2022, the Company also issued 10,459,181 warrants with an exercise price of $7.35, which expire on December 31, 2025. During the nine months ended September 30, 2025 and 2024, 458,044 and 830,660, respectively, of the Company’s warrants were exercised. As of September 30, 2025, the Company has 8,220,620 warrants outstanding.

Shares Reserved For Future Issuance

As of September 30, 2025, the Company had common shares reserved for issuance as follows:

As of
September 30,
2025
Common shares reserved for exercise of pre-funded warrants	17,362,147
Common shares reserved for issuance upon exercise of outstanding warrants	8,220,620
Common shares reserved for exercise of outstanding stock options and unvested restricted stock units under the 2017 and 2018 Plans	8,376,160
Common shares reserved for exercise of outstanding stock options and unvested restricted stock units under the 2022 Inducement Plan	5,170,742
Common shares reserved for future issuance under the 2018 Plan	3,816,104
Common shares reserved for future issuance under the 2022 Inducement Plan	1,155,782
Common shares reserved for future issuance under the 2018 ESPP	2,550,305
46,651,860

8. Equity-Based Compensation

The Company recorded equity-based compensation expense related to all equity-based awards, which was allocated as follows in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development expense	$5,497	$4,398	$15,375	$11,980
General and administrative expense	12,834	5,252	40,802	15,146
	$18,331	$9,650	$56,177	$27,126

During the nine months ended September 30, 2025, the Company entered into separation agreements with certain employees. Per the separation terms, certain stock option awards and RSUs were amended and may provide for continued vesting, accelerated vesting, and extended time to exercise vested options. As a result, equity-based compensation during the three and nine months ended September 30, 2025 includes zero and $13.0 million, respectively, related to the modification of certain equity awards. No equity modifications occurred during the three months ended September 30, 2025.

The following table summarizes the Company’s unrecognized equity-based compensation expense as of September 30, 2025:

	As of September 30, 2025
	Unrecognized Expense (in thousands)	Weighted Average Remaining Period of Recognition (years)
RSUs	$73,419	2.8
Performance stock units (“PSUs”)	22,338	3.6
Stock options	76,942	2.7
	$172,699

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the current year:

		Weighted
		Average Grant
	Number of Units	Date Fair Value
RSUs as of December 31, 2024	3,486,668	$13.86
Granted	2,135,193	$34.15
Vested	(1,162,887)	$12.78
Forfeited	(923,054)	$19.55
RSUs as of September 30, 2025	3,535,920	$24.98

The total fair value of RSUs vested during the nine months ended September 30, 2025 and 2024 was $44.0 million and $8.6 million, respectively.

Performance Stock Units

The following table summarizes the Company’s PSU activity for the current year:

		Weighted
		Average Grant
	Number of Units	Date Fair Value
PSUs as of December 31, 2024	—	$—
Granted	1,100,000	$28.63
PSUs as of September 30, 2025	1,100,000	$28.63

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

No PSUs vested during the three and nine months ended September 30, 2025.

Stock Options

The following table summarizes the Company’s stock option activity for the current year:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	8,469,926	$15.19	7.83	$244,677
Granted	2,711,695	$34.24
Exercised	(959,877)	$12.68
Cancelled	(1,310,762)	$20.39
Outstanding as of September 30, 2025	8,910,982	$20.49	6.59	$159,643
Options exercisable as of September 30, 2025	4,517,884	$16.86	4.95	$101,236

Using the Black-Scholes option pricing model, the weighted average grant date fair value of options granted during the nine months ended September 30, 2025 and 2024 was $28.73 and $10.38, respectively.

The following weighted average assumptions were used in determining the grant date fair value of options granted in the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024
Risk-free interest rate	4.07%	4.09%
Expected dividend yield	0.0%	0.0%
Expected term (in years)	6.07	6.00
Expected volatility	108.29%	91.15%

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

Other information related to the Lease is as follows (in thousands, except lease term and discount rate):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Lease cost:
Operating lease cost	$1,714	$1,714	$5,142	$5,290
Variable lease cost	381	363	1,153	1,086
Total lease cost	$2,095	$2,077	$6,295	$6,376

	Nine Months Ended
	September 30,
	2025	2024
Other information:
Operating cash flows used for operating leases	$5,779	$6,000
Weighted average remaining lease term	1.9	2.9
Weighted average incremental borrowing rate	13.1%	13.1%

10. Commitments and Contingencies

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the nine months ended September 30, 2025 and 2024.

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

The Amended and Restated Loan and Security Agreement provides for term loans in an aggregate principal amount of up to $200.0 million (each, a “Term Loan” and together, the “Term Loans”) subject to funding in four tranches. The Amended and Restated Loan and Security Agreement consolidates the existing outstanding loan tranches solely with Oxford and also extends the interest-only payment period through March 2029, with principal payments to commence in April 2029. The maturity date of the loan was extended to February 1, 2030. If certain business and development milestones are achieved, the interest-only payment period may be extended by an additional twelve months, and the maturity date will be extended to February 1, 2031. In conjunction with the Amended and Restated Loan and Security Agreement, the Company was required to pay $0.9 million, which included $0.5 million to SVB for the final payment on the outstanding tranche.

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

On September 19, 2025, the Company entered into a Third Amendment to the Amended and Restated Loan and Security Agreement (the “Third Amendment”) with Oxford. Pursuant to the Third Amendment, the Company was required to maintain cash equal to the lesser of 100% of the Company’s consolidated cash or 115% of the dollar amount of the outstanding debt in a U.S. controlled bank account.

On September 29, 2025, the Company received $50.0 million from the next available tranche under the Amended and Restated Loan and Security Agreement. To date, the Company has received $100.0 million of Term Loans. The remaining two tranches, each in an amount of $50.0 million, are available to be borrowed (a) in the case of the third tranche, after the achievement of certain development and business performance milestones until September 30, 2026 and (b) in the case of the fourth tranche, after the achievement of certain development and business performance milestones until December 31, 2027.

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

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	As of September 30,
	2025	2024
RSUs	3,535,920	3,386,857
PSUs	1,100,000	—
Stock options	8,910,982	9,670,164
Warrants	8,220,620	9,157,496
	21,767,522	22,214,517

13. Segment Reporting

The Company operates and manages its business as a single segment for the purposes of assessing performance and making operating decisions. The Company’s chief executive officer, who is the chief operating decision maker (“CODM”), reviews the Company’s financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources and therefore we have presented segment information on the same basis. When evaluating the Company’s financial performance, the CODM regularly reviews net loss, non-operating expenses and operating expenses with non-cash expenses such as depreciation and equity-based compensation expense removed. The CODM considers net loss in making decisions on how to allocate resources. The measure of segment assets is reported on the balance sheet as total consolidated assets. All of the Company’s long-lived assets are held in the United States.

The following table presents significant expense information about the Company’s operating segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Employee related expense	$34,982	$16,876	$90,404	$49,076
External R&D expense - Apitegromab	21,361	22,523	68,618	57,852
External R&D expense - SRK-181	357	2,064	2,259	8,069
External R&D expense - SRK-439	1,608	2,787	8,462	6,321
External R&D expense - Early research and other	1,129	589	4,811	1,998
External expense - G&A	19,433	5,093	43,328	16,221
Other segment related expense*	5,926	4,752	17,457	14,492

Employee related equity-based compensation expense	18,331	9,650	56,177	27,126
Depreciation and amortization expense	423	446	1,233	1,542

Other non-operating expense/(income), net	(1,330)	(301)	(5,775)	(2,857)

Net loss	$102,220	$64,479	$286,974	$179,840

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

Overview

We are a global biopharmaceutical company dedicated to dramatically improving the lives of children and adults with SMA and additional rare, severe and debilitating neuromuscular diseases. As a global leader in the biology of TGFβ superfamily, our novel understanding of the molecular mechanisms of growth factor activation enabled us to develop a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target the precursor, or latent, forms of growth factors. By targeting the signaling proteins at the cellular level and acting in the disease microenvironment, we believe we may avoid the historical dose-limiting safety challenges associated with inhibiting growth factors for therapeutic effect. We believe our focus on biologically validated growth factors may facilitate a more efficient development path.

Based on this proprietary and scalable technology platform, we are building a growing portfolio of novel product candidates to deliver life-changing therapies for people with serious diseases that have high unmet need, including neuromuscular disorders, cardiometabolic disorders, cancer, and other conditions where growth factor-targeted therapies can play a transformational role. We have discovered and progressed the development of:

●	Apitegromab, an investigational, fully human monoclonal antibody that inhibits myostatin activation by selectively binding the pro- and latent forms of myostatin in skeletal muscle and is being developed for the treatment of SMA. We also believe apitegromab could have potential in the treatment of other neuromuscular disorders where the inhibition of myostatin may be beneficial.
●	SRK-439, a novel, investigational myostatin inhibitor that has high in vitro affinity for pro- and latent myostatin and maintains myostatin specificity and is being developed for the treatment of neuromuscular diseases.
●	SRK-181, an investigational inhibitor of the activation of latent TGFβ1, that is being developed for the treatment of cancers that are resistant to anti-PD-(L)1 antibody therapies.
●	SRK-373, a novel, preclinical, investigational TGFβ inhibitor that selectively inhibits the activation of latent TGFβ1 isoform in the context of fibrotic extracellular matrix and that avoids perturbing TGFβ1 presented by cells of the immune system and is being developed for the treatment of fibrotic diseases.

●	SRK-256, a novel, preclinical, investigational inhibitor that selectively inhibits RGMc or hemojuvelin, the co-receptor of bone morphogenic protein 6 (“BMP6”), and hence inhibits BMP6 signaling. BMP6 signaling is critical for iron homeostasis and SRK-256 has wide potential applicability in states of iron-restricted anemias.
●	Additional discovery and early preclinical programs related to the selective modulation of growth factor signaling.

Our first product candidate, apitegromab, is a highly selective, fully human, monoclonal antibody, with a unique mechanism of action that results in inhibition of the activation of the growth factor, myostatin, in skeletal muscle. Apitegromab is being developed as a potential first muscle-targeted treatment for SMA. In October 2024, we announced positive top-line results in SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with non-ambulatory Type 2 and Type 3 SMA (which is estimated to represent the majority of the current prevalent SMA patient population in the U.S. and Europe). The study achieved its primary endpoint. At the March 2025 Muscular Dystrophy Association Clinical & Scientific Conference, we presented additional data related to secondary endpoint analyses in which apitegromab demonstrated a clinically meaningful and consistent benefit in motor function across pre-specified patient subgroups. We submitted a U.S. Biologics License Application to the FDA in January 2025 and the BLA was granted priority review designation. Priority review designation conveys that the FDA has determined that if apitegromab is approved, it could offer significant improvement in the safety or effectiveness of treatment of the serious condition of SMA. In September 2025, we received a Complete Response Letter (“CRL”) from the FDA related to observations identified during a routine general site inspection of a third-party fill-finish facility. The facility was issued a Form 483 by the FDA in July 2025 and the inspection classification of this facility is “official action indicated” (OAI). The observations were site-related and not specific to apitegromab. The CRL did not cite any other approvability concerns, including apitegromab’s efficacy and safety data or the third-party drug substance manufacturer. In November 2025, we completed a constructive in-person Type A meeting with the FDA that included participation of representatives from the third-party fill-finish facility. We plan to resubmit the apitegromab BLA at such time as the facility has been reclassified by the FDA. In March 2025 we submitted to the European Medicines Agency (“EMA”) and received validation of our marketing authorisation application (“MAA”) for apitegromab for the treatment of SMA. Validation confirms that the application includes the essential regulatory elements required for scientific assessment of the MAA and the scientific evaluation process by the EMA’s Committee for Medicinal Products for Human Use can begin. If apitegromab is approved by the FDA or EMA, we expect to initiate a commercial product launch in the applicable jurisdictions upon approval.

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

We believe that apitegromab has the potential to be the first muscle-targeted treatment that is aimed at improving motor function in patients with SMA who are receiving an SMN-targeted therapy. We also have identified opportunities to potentially expand the therapeutic benefit of apitegromab, including additional patient populations in SMA (such as patients with SMA under two years of age) and multiple other diseases beyond SMA where selective inhibition of myostatin activation may offer therapeutic benefit. We initiated the Phase 2 OPAL trial in SMA patients under two years of age in the third quarter of 2025.

In addition to advancing development of apitegromab in neuromuscular diseases, we continue to advance our efforts for a second anti-myostatin product candidate and explore therapeutic benefit beyond neuromuscular disorders. In October 2023, we announced an expansion of our anti-myostatin program with SRK-439, a novel, fully human anti-myostatin monoclonal antibody and in September 2025, an investigational new drug application (“IND”) for SRK-439 was cleared by the FDA. The Company plans to initiate dosing of SRK-439 in healthy volunteers in the fourth quarter of 2025.

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

We have incurred significant operating losses since inception. Our net losses were $287.0 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $1.2 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future in performing our ongoing activities, as we:

●	develop our commercialization capabilities to support product sales, marketing and distribution activities;
●	continue development activities for apitegromab, including the close out of our Phase 3 SAPPHIRE pivotal clinical trial in SMA, the conduct of ONYX, the conduct of our Phase 2 OPAL study for SMA patients under two years of age and the associated drug supply;
●	continue research and development activities for our anti-myostatin program, including our planned Phase 1 clinical trial for SRK-439;
●	continue to discover, validate and develop additional product candidates through the use of our proprietary platform;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional research, development, commercial and other business personnel; and
●	continue to build the infrastructure to support our operations as a public company.

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

The successful development of apitegromab, SRK-181, SRK-439, SRK-373, SRK-256 and any future product candidates is uncertain. Accordingly, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of apitegromab, SRK-

181, SRK-439, SRK-373, SRK-256 and any future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of our product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$50,486	$48,719	$1,767	3.6%
General and administrative	53,064	16,061	37,003	230.4%
Total operating expenses	103,550	64,780	38,770	59.8%
Loss from operations	(103,550)	(64,780)	(38,770)	59.8%
Other income (expense), net	1,330	301	1,029	341.9%
Net loss	$(102,220)	$(64,479)	$(37,741)	58.5%

Operating Expenses

Research and Development

Research and development expense was $50.5 million and $48.7 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $1.8 million or 3.6%. The following table summarizes our research and development expense for the three months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2025	2024	$	%
External costs by program
Apitegromab	$21,361	$22,523	$(1,162)	(5.2)%
SRK-181	357	2,064	(1,707)	(82.7)%
SRK-439	1,608	2,787	(1,179)	(42.3)%
Other early programs and unallocated costs	1,129	589	540	91.7%
Total external costs	24,455	27,963	(3,508)	(12.5)%
Internal costs:
Employee compensation and benefits	21,423	16,552	4,871	29.4%
Facility and other	4,608	4,204	404	9.6%
Total internal costs	26,031	20,756	5,275	25.4%
Total research and development expense	$50,486	$48,719	$1,767	3.6%

The increase in research and development expense was primarily attributable to the following:

●	A decrease in our external research and development costs of $3.5 million, which primarily consisted of:
o	$1.2 million decrease in costs associated with apitegromab primarily due to a decrease in clinical trial costs as our Phase 2 TOPAZ trial extension period and Phase 3 SAPPHIRE clinical trial are completed, partially offset by an increase in drug supply manufacturing and the initiation of our Phase 2 OPAL trial in SMA patients under two years of age;
o	$1.7 million decrease in costs associated with SRK-181, as our Phase 1 DRAGON trial is completed;
o	$1.2 million decrease in preclinical costs and manufacturing development for SRK-439; and
o	$0.5 million increase in other early development candidates and unallocated costs.

●	$5.3 million increase in internal research and development costs, which was primarily driven by an increase of $3.0 million in employee related costs, including salaries, bonus, benefits and payroll taxes related to increased headcount, an increase of $1.1 million in non-cash equity-based compensation expense related to increased headcount and severance related costs of $0.8 million.

Total research and development expenses are expected to continue to be substantial, driven by employee compensation costs and development costs associated with our manufacture of drug supply, as well as development of our clinical stage programs as we continue development activities for apitegromab in SMA, the conduct of ONYX, the conduct of our Phase 2 OPAL trial in SMA patients under the age of two, as well as costs associated with supporting our anti-myostatin program, including SRK-439. Additionally, we will continue to invest in our pipeline. We expect costs of our SRK-181 program to decrease, as we completed the Phase 1 DRAGON clinical trial in June 2025.

General and Administrative

General and administrative expense was $53.1 million and $16.1 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $37.0 million or 230.4%. The total increase was primarily driven by investments in infrastructure to support launch readiness for apitegromab, including an increase of approximately $13.2 million in employee-related costs including salaries, bonus, benefits and payroll taxes related to increased headcount, an increase of $7.6 million in non-cash equity-based compensation expense related to increased headcount, severance related costs of $1.1 million and an increase of approximately $14.3 million in professional service fees. The increase in headcount is partially associated with the hiring of our commercial and field-facing teams. We expect general and administrative expenses to continue to be substantial as we continue to invest in building the infrastructure to support the commercialization of apitegromab.

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to an increase in interest income earned due to higher balances in our cash, cash equivalents and marketable securities.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$161,565	$134,185	$27,380	20.4%
General and administrative	131,184	48,512	82,672	170.4%
Total operating expenses	292,749	182,697	110,052	60.2%
Loss from operations	(292,749)	(182,697)	(110,052)	60.2%
Other income (expense), net	5,775	2,857	2,918	102.1%
Net loss	$(286,974)	$(179,840)	$(107,134)	59.6%

Operating Expenses

Research and Development

Research and development expense was $161.6 million and $134.2 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $27.4 million or 20.4%. The following table summarizes our research and development expense for the nine months ended September 30, 2025 and 2024 (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2025	2024	$	%
External costs by program:
Apitegromab	$68,618	$57,852	$10,766	18.6%
SRK-181	2,259	8,069	(5,810)	(72.0)%
SRK-439	8,462	6,321	2,141	33.9%
Other early programs and unallocated costs	4,811	1,998	2,813	140.8%
Total external costs	84,150	74,240	9,910	13.3%
Internal costs:
Employee compensation and benefits	63,134	46,977	16,157	34.4%
Facility and other	14,281	12,968	1,313	10.1%
Total internal costs	77,415	59,945	17,470	29.1%
Total research and development expense	$161,565	$134,185	$27,380	20.4%

The increase in research and development expense was primarily attributable to the following:

●	An increase in our external research and development costs of $9.9 million, which primarily consisted of:
o	$10.8 million increase in costs associated with apitegromab primarily due to an increase in drug supply manufacturing and the initiation of our Phase 2 OPAL trial in SMA patients under two years of age, partially offset by decreases in clinical trial costs as our Phase 2 TOPAZ trial extension period, our Phase 3 SAPPHIRE clinical trial and our proof-of-concept Phase 2 EMBRAZE trial are completed;
o	$5.8 million decrease in costs associated with SRK-181, as our Phase 1 DRAGON trial is completed;
o	$2.1 million increase in preclinical costs and manufacturing development for SRK-439; and
o	$2.8 million increase in other early development candidates and unallocated costs.

●	$17.5 million increase in internal research and development costs, which was primarily driven by an increase of $8.7 million in employee related costs, including salaries, bonus, benefits, payroll taxes related to increased headcount, an increase of $3.6 million in severance and other costs associated with our leadership change and an increase of $3.4 million in non-cash equity-based compensation expense related to increased headcount, including one-time charges of $0.4 million related to the modification of certain equity awards.

Total research and development expenses are expected to continue to be substantial, driven by employee compensation costs and development costs associated with manufacture of drug supply, as well as our clinical stage programs as we continue development activities for apitegromab in SMA, the conduct of ONYX, our initiation of our Phase 2 OPAL trial in SMA patients under the age of two, as well as costs associated with supporting our anti-myostatin program, including SRK-439. Additionally, we will continue to invest in our pipeline. We expect costs of our SRK-181 program to decrease, as we completed the Phase 1 DRAGON clinical trial in June 2025.

General and Administrative

General and administrative expense was $131.2 million and $48.5 million for the nine months ended September 30, 2025 and 2024, respectively, an increase of $82.7 million or 170.4%. The total increase was primarily driven by investments in infrastructure to support launch readiness for apitegromab, including an increase of approximately $22.8 million in employee-related costs including salaries, bonus, benefits and payroll taxes related to increased headcount, an increase of $5.8 million in severance and other costs associated with our leadership change, an increase of $13.1 million in non-cash equity-based compensation expense related to increased headcount, an increase in one-time charges in non-cash equity-based compensation expense of $12.6 million related to the modification of certain equity awards and an increase of approximately $27.1 million in professional service fees. The increase in headcount is partially associated with the hiring of our commercial and field-facing teams. We expect general and administrative expense, excluding the $18.4 million in charges associated with the leadership change, to continue to be substantial as we continue to invest in building the infrastructure to support the commercialization of apitegromab.

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

The following table provides information regarding our total cash, cash equivalents and marketable securities at September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Cash and cash equivalents	$286,770	$177,878
Marketable securities	82,860	259,400
Total cash, cash equivalents and marketable securities	$369,630	$437,278

During the nine months ended September 30, 2025, our cash, cash equivalents and marketable securities balance decreased by $67.6 million. The change was primarily due to cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our product candidates and supported our internal research and development efforts and made interest payments on our debt, partially offset by proceeds from our debt facility, sales under our ATM program and the exercises of stock options.

Our current ATM program with Jefferies, established in November 2022, allows for the sale of shares of our common stock from time to time in “at-the-market” offerings through Jefferies as the Company’s sales agent. As of September 30, 2025, the Company has sold 3,386,290 shares of our common stock, generating net proceeds of $96.9 million, under the ATM program. Of this amount, we sold 2,767,000 shares of our common stock under the ATM program during the nine months ended September 30, 2025, generating net proceeds of $91.7 million.

In February 2025, we entered into the Amended and Restated Loan and Security Agreement with Oxford for up to $200 million of which $25.0 million from Tranche 1 was received in October 2020, $25.0 million from Tranche 2 was received in December 2021 and $50.0 million from Tranche 3 was received in September 2025, bringing the total outstanding balance under the Term Loans to $100.0 million (see Note 11). The Amended and Restated Loan and Security Agreement consolidates the existing outstanding loan tranches solely with Oxford.

For additional information on certain prior liquidity sources see Note 7.

During the nine months ended September 30, 2025, none of the Company’s pre-funded warrants were exercised. As of September 30, 2025, the Company had 17,362,147 pre-funded warrants outstanding.

During the nine months ended September 30, 2025, 458,044 of the Company’s common warrants were exercised, generating proceeds of $3.4 million. As of September 30, 2025, the Company had 8,220,620 common warrants outstanding with an exercise price of $7.35, which expire on December 31, 2025.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(224,539)	$(151,436)
Net cash provided by investing activities	179,719	119,314
Net cash provided by financing activities	155,112	6,658
Net increase (decrease) in cash, cash equivalents and restricted cash	$110,292	$(25,464)

Net Cash Used in Operating Activities

Net cash used in operating activities was $224.5 million for the nine months ended September 30, 2025, and consisted of our net loss of $287.0 million, partially offset by changes in our assets and liabilities of $4.6 million and non-cash adjustments of $57.8 million. The non-cash adjustments are primarily from equity-based compensation.

Net cash used in operating activities was $151.4 million for the nine months ended September 30, 2024, and consisted of our net loss of $179.8 million and changes in our assets and liabilities of $0.6 million, partially offset by non-cash adjustments of $29.0 million. The non-cash adjustments are primarily from equity-based compensation.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $179.7 million for the nine months ended September 30, 2025 compared to net cash provided by investing activities of $119.3 million for the nine months ended September 30, 2024. Net cash provided by investing activities for both periods was primarily associated with transactions involving our marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $155.1 million for the nine months ended September 30, 2025 compared to $6.7 million for the nine months ended September 30, 2024. Net cash provided by financing activities for the nine months ended September 30, 2025 was primarily attributable to $91.7 million in proceeds from the sale of common shares under our ATM program, $50.0 million in proceeds from our debt facility and $3.4 million from the exercise of common warrants and $10.9 million from the exercise of stock options, partially offset by the net impact of our debt refinancing. Net cash provided by financing activities for the nine months ended September 30, 2024 was primarily attributable to proceeds from the exercise of warrants.

Funding Requirements

We expect our expenses to be substantial as we continue the research and development of apitegromab in SMA. In addition, we are seeking marketing approval for apitegromab, and we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We expect to continue to incur apitegromab development costs as we invest in trials to support other SMA patient populations, such as our Phase 2 OPAL clinical trial. We expect to incur costs to support our anti-myostatin program, including the close out activities for our Phase 2 EMBRAZE proof-of-concept trial of apitegromab and our Phase 1 trial for SRK-439. Additionally, we will support the development of our pipeline and any other preclinical programs. Furthermore, we expect to continue to incur costs associated with operating as a public company.

Based on our current operating model, we expect that our existing cash, cash equivalents, marketable securities and cash available to us will enable us to fund our operating expenses and capital expenditure requirements into 2027. However, we will require additional capital in order to complete clinical development and commercialization for each of our current programs. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

●	the costs and timing of developing our product candidates and future product candidates, including costs associated with apitegromab in ONYX, our long-term extension study in SMA for patients from both the TOPAZ and SAPPHIRE studies, our Phase 2 OPAL trial in SMA patients under the age of two, our planned Phase 1 trial of SRK-439 in healthy volunteers and the costs and timing of conducting future preclinical studies and clinical trials for SRK-373, SRK-256 or any other product candidates;
●	the costs of future manufacturing of apitegromab, SRK-181, SRK-439, SRK-373, SRK-256 and any other future product candidates;
●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
●	the costs of identifying and developing, or in-licensing or acquiring, additional product candidates and technologies;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements, license agreements, or other agreements we might have at such time;
●	the costs of seeking marketing approvals for apitegromab;
●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution for apitegromab, if approved;
●	the amount of revenue, if any, received from commercial sales of apitegromab, if approved;
●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our business operations and research and development activities;
●	the costs of supporting our infrastructure and facilities, including equipment and physical infrastructure to support our research and development;
●	the costs of operating as a public company; and
●	the impact of adverse global economic conditions on our business, including increased costs associated with global tariff policies, which may exacerbate the magnitude of the factors discussed above.

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

Smaller Reporting Company and Non-Accelerated Filer Status

Based on the market value of our common stock held by our non-affiliates as of June 30, 2024, we were considered a “smaller reporting company,” effective as of December 31, 2024. Based on the market value of our common stock held by our non-affiliates as of June 30, 2025, we will no longer be a smaller reporting company. Accordingly, we will cease to be eligible to use the requirements for a smaller reporting company beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and will thus be subject to additional disclosure and compliance requirements. Because we remain eligible to use the requirements for smaller reporting companies through December 31, 2025, we will continue to be a non-accelerated filer as of December 31, 2025 and will remain a “non-accelerated filer” through December 31, 2026.

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

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial and accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

Risks Related to Product Development, Regulatory Approval and Commercialization

●	The regulatory approval process for our product candidates in the U.S., EU and other jurisdictions will be lengthy, time-consuming and inherently unpredictable and we may fail to receive or be delayed in receiving regulatory approval of apitegromab. The Complete Response Letter (“CRL”) received from the FDA in September 2025 will require us to resubmit the apitegromab biologics license application (“BLA”) and our progress toward potential commercialization of apitegromab has been delayed.
●	We have never commercialized a product and are in the process of building and scaling our business for potential commercialization of apitegromab in the United States and Europe, including building our compliance, medical affairs and commercial organizations, which, if we are not able to do so successfully could negatively impact our business, including the potential for a successful commercialization of apitegromab.
●	Changes or disruptions at the FDA and other government agencies caused by funding cuts, government shutdowns, personnel reductions, substantial changes in leadership and policy, or other changes or disruptions to these agencies’ operations could prevent these agencies from performing functions on which the operation of our business relies, including the timely review and potential approval of our biologics license application (“BLA”) when resubmitted, and any such disruptions and changes could negatively impact our business.
●	Product development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of apitegromab, SRK-181, SRK-439, or any future product candidates. Many of the factors that cause, or lead to, a delay in the initiation or completion of clinical trials may also ultimately lead to the denial of regulatory approval or limit market acceptance of our product candidates.
●	The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later-stage clinical trials.
●	Interim, initial and preliminary results from our clinical trials that we announce or publish from time to time may change (e.g., from positive safety or efficacy results to poor or negative safety or efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.

●	We rely on third parties to conduct our clinical trials and to conduct certain aspects of our preclinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may be delayed or unable to receive regulatory approval of or commercialize apitegromab, SRK-181, SRK-439 or any future product candidates, and our business could be materially harmed.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to develop our product pipeline and receive regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

Risks Related to Our Business and Operations

●	Because we rely on a limited number of third-party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials, and, if approved, commercial materials, may become limited or interrupted or may not be of satisfactory quantity or quality.
●	Our reliance on third parties, such as manufacturers, third-party logistics providers, specialty distributors, specialty pharmacies, and patient service providers, may subject us to risks and may cause us to undertake substantial obligations, including financial obligations.
●	We will need to continue to grow our organization in certain areas, including our personnel, systems and relationships with third parties, in order to develop our drug candidates and we may experience difficulties in managing this growth.
●	Our executives and highly skilled technical and managerial personnel are critical to our business. If we have transition in management, lose key personnel, or if we fail to recruit additional highly skilled personnel, our ability to further develop apitegromab, SRK-181, SRK-439 and identify and develop new or next generation product candidates may be impaired.
●	Failure to comply with health care privacy and data protection laws and regulations could lead to government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operation results and business.

Risks Related to Intellectual Property

●	Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
●	Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Third-party claims of intellectual property infringement may prevent or delay our product discovery, development, and commercialization efforts.

Risks Related to Our Financial Condition and Capital Requirements

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
●	We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of apitegromab, SRK-181, SRK-439 and any future product candidates.

Risks Related to Our Common Stock

●	The price of our stock is volatile, and you could lose all or part of your investment.

Risks Related to Product Development, Regulatory Approval and Commercialization

The regulatory approval process for our product candidates in the U.S., EU and other jurisdictions will be lengthy, time-consuming and inherently unpredictable and we may fail to receive or be delayed in receiving regulatory approval of apitegromab. The Complete Response Letter (“CRL”) received from the FDA in September 2025 will require us to resubmit the apitegromab biologics license application (“BLA”) and our progress toward potential commercialization of apitegromab has been delayed.

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

In September 2025, we received a CRL from the FDA related to observations identified during a routine general site inspection of a third-party fill-finish facility. This facility was issued a Form 483 by the FDA in July 2025 and the inspection classification of this facility is “official action indicated” (OAI). The observations were site-related and not specific to apitegromab. The CRL did not cite any other approvability concerns, including apitegromab’s efficacy and safety data or the third-party drug substance manufacturer. In November 2025, we completed a constructive in-person Type A meeting with the FDA that included participation of representatives from the third-party fill-finish facility. We plan to resubmit the apitegromab BLA at such time as the facility has been reclassified by the FDA, however, there can be no guarantee the FDA will approve apitegromab upon our resubmission of the BLA. The CRL has delayed our progress toward potential commercialization of apitegromab and we may be subject to additional risks such as a loss of our competitive advantage, increased litigation and other regulatory issues.

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

Changes or disruptions at the FDA and other government agencies caused by funding cuts, government shutdowns, personnel reductions, substantial changes in leadership and policy, or other changes or disruptions to these agencies’ operations could prevent these agencies from performing functions on which the operation of our business relies, including the timely review and potential approval of our BLA, when resubmitted, and any such disruptions and changes could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and or approve new products can be affected by a variety of factors, including government budget and funding levels, staffing levels, and statutory, regulatory, and policy changes, the FDA’s and foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. Disruptions at the FDA and other agencies, including substantial leadership, personnel, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In 2025, the U.S. government has, among other measures, issued executive orders and undertaken reductions in force that have adversely impacted FDA staffing and resources. Such changes could significantly impact the ability of the FDA to timely review and take action on our regulatory submissions, which could have a material adverse effect on our business.

In addition, changes in the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our products, including applicable pricing and reimbursement frameworks under federal healthcare programs, could affect the commercial viability of our products, create revenue uncertainty, and impact our ability to achieve profitability. Additionally, regulatory changes may introduce new challenges in obtaining FDA approval or navigating commercialization, and any delay in securing applicable regulatory approvals would adversely affect our business and prospects. These uncertainties could also present new challenges and/or opportunities as we navigate the resubmission of our BLA to the FDA and make other preparations for potential commercialization. Any delay in obtaining, or our inability to obtain, applicable regulatory approvals would delay or prevent commercialization of apitegromab and could materially adversely impact our business and prospects.

We have received priority review for the BLA for apitegromab for the treatment of SMA, which we requested at the time of submission of our BLA to the FDA. Even though received, priority review designation may not result in a shorter timeline to approval, and such designation may be rescinded if a product no longer meets the qualifying criteria.

We requested priority review at the time of submitting our marketing application for apitegromab for the treatment of SMA and received priority review designation, which shortens the FDA’s goal review time to six months from the date of filing acceptance. The FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting adverse reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s PDUFA goal date for taking action on a marketing application from ten months to six months from FDA’s acceptance of the application for review. However, priority review does not guarantee a faster review or approval process or assure ultimate approval by the FDA. For example, in September 2025, we received a CRL from the FDA related to observations identified during a routine general site inspection of a third-party fill-finish facility. This facility was issued a Form 483 by the FDA in July 2025 and the inspection classification of this facility is “official action indicated” (OAI). The observations were site-related and not specific to apitegromab. The CRL did not cite any other approvability concerns, including apitegromab’s efficacy and safety data or the third-party drug substance manufacturer. In addition, priority review designation may be rescinded if the FDA determines that a product no longer meets the qualifying criteria.

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

If apitegromab receives marketing approval it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. There may be delays in getting apitegromab, if approved, on hospital or insurance formularies, or there may be limitations on coverage in the early stages of commercialization for newly approved drugs. If apitegromab is approved but fails to achieve market acceptance among hospitals, physicians, patients or health care payors, we will not be able to generate significant revenues and we may not become profitable, which would have a material adverse effect on our business, prospects, financial condition and results of operations. For example, doctors may deem it sufficient to treat patients with SMA with an SMN-targeted treatment such as nusinersen or risdiplam, and therefore will not be willing to utilize apitegromab in conjunction with such SMN-targeted treatment. The degree of market acceptance of apitegromab, if approved for commercial sale, will depend on a number of factors, including:

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

Before we can commence clinical trials for any product candidate, we must complete extensive preclinical studies that support our planned INDs in the U.S., or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our preclinical studies or of the timing of any planned IND submission to the FDA or similar applications in other jurisdictions, and cannot predict if the FDA, EMA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our preclinical studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for the clinical development of our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA, the competent authorities and/or ethics committees in the EU Member States or other regulatory authorities allowing clinical trials to begin.

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

We have no experience manufacturing our product candidates on a commercial scale. We rely on a limited number of third-party contract manufacturers to manufacture all of our clinical trial product supplies and, if approved, all of our commercial product supplies, including all of our drug substance, fill-finish, labeling, and packaging. We do not own our own manufacturing facilities for producing any clinical trial or commercial product supplies. There can be no assurance that our preclinical, clinical development, and, if approved, commercial product supplies will not be limited or interrupted due to impacts to our third-party contract manufacturers. For example, we rely on a single source supplier for each the drug substance and fill-finish manufacture of apitegromab, SRK-181, and SRK-439. Any replacement of our current drug substance contract manufacturer or fill-finish contract manufacturer would require significant resources, lead time and expertise because there may be a limited number of qualified replacements. In addition, our ability to procure sufficient supplies for the development of apitegromab, SRK-181, SRK-439 or future product candidates could be impacted by factors outside of our control such as current macroeconomic and geopolitical events, the changing rates of inflation and interest rates and tariff policies. We have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party contract manufacturers supply and/or manufacture materials or products for other companies, which exposes our third-party contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally.

For example, in September 2025, we received a CRL from the FDA related to observations identified during a routine general site inspection of a third-party fill-finish facility. This facility was issued a Form 483 by the FDA in July 2025 and the inspection classification of this facility is OAI. The observations were site-related and not specific to apitegromab. In November 2025, we completed a constructive in-person Type A meeting with the FDA that included participation of representatives from the third-party fill-finish facility. We plan to resubmit the apitegromab BLA at such time as the facility has been reclassified by the FDA, however, there can be no guarantee the FDA will approve apitegromab upon our resubmission of the BLA. The CRL has delayed our progress toward potential commercialization of apitegromab and we may be subject to additional risks such as a loss of our competitive advantage, increased litigation and other regulatory issues. The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMP. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to manufacture the materials ourselves, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. These factors would increase our reliance on the original manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we must change manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new manufacturer could negatively affect our ability to develop and commercialize product candidates in a timely manner or within budget.

We expect to continue to rely on third-party manufacturers for commercial supplies of drug substance, fill-finish, and packaged and labeled product for apitegromab, if we receive regulatory approval. We do not have long-term supply agreements in place with many of our contract manufacturers, and each batch for our product candidates is individually contracted through a purchase order governed by master service and quality agreements. If our existing fill-finish contract manufacturers for our product candidates are not willing to enter into long-term supply agreements, or are not willing or are unable to supply product candidate supplies to us, we could be required to engage new contract manufacturers who would need to scale up the manufacturing process before we would be able to use the product candidate supplies they manufacture, which could result in delays to our clinical trials or future commercialization plans, if we are successful and gain approval.

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

In order to conduct later-stage clinical trials, or, if approved, produce commercial product, we will need to manufacture such product candidate in large quantities. In particular, we expect to rely on our contract manufacturers to scale our manufacturing processes for future clinical trials of apitegromab, and if our development efforts are successful and if apitegromab is approved, for commercial supply of apitegromab. We, or any manufacturing partners, may be unable to successfully increase the manufacturing capacity for apitegromab in a timely or cost-effective manner to meet our supply requirements. If we successfully commercialize any of our product candidates, we may be required to establish large-scale commercial manufacturing capabilities. As our drug development pipeline increases and matures, we will have a greater need for clinical study and commercial manufacturing capacity. In addition, quality-control issues may arise during scale-up activities. If we, or any manufacturing partners, are unable to successfully scale-up the manufacture of our product candidates in sufficient quality and quantity, the development, testing, clinical trials, and if approved, commercial supply, of that product candidate may be delayed or infeasible, and regulatory approval, commercial launch or commercial supply of any resulting product may be delayed or not received, which could significantly harm our business. In September 2025, we received a CRL from the FDA for the apitegromab BLA related to observations identified during a routine general site inspection of a third-party fill-finish facility. This facility was issued a Form 483 by the FDA in July 2025 and the inspection classification of this facility is OAI. The observations were site-related and not specific to apitegromab. We plan to resubmit the apitegromab BLA at such time as the facility has been reclassified by the FDA.

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

In addition, in the United States, many states in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Further, in some cases where we process sensitive and personal information of individuals from numerous states, we may find it necessary to comply with the most stringent state laws applicable to any of the information. For example, California’s California Consumer Privacy Act (“CCPA”), creates comprehensive individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. While there are currently exceptions for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA, as amended by the California Privacy Rights Act, and other enacted or proposed comprehensive state consumer privacy legislation may impact our business activities. We continue to monitor the impact that the state consumer privacy and protection laws, like the CCPA, may have on our business activities. See the section in our Annual Report on Form 10-K for the year ended December 31, 2024 entitled “Business – Government Regulation – European General Data Protection Regulation” and “Business – Government Regulation – Other Healthcare and Privacy Laws.”

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

We are a biopharmaceutical company formed in 2012 and our operations to date have been focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. We have not yet demonstrated the ability to progress any of our product candidates through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the nine months ended September 30, 2025 and 2024, we reported a net loss of $287.0 million and $179.8 million, respectively. We have incurred losses since our inception, and as of September 30, 2025, we had an accumulated deficit of $1.2 billion. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, apitegromab, SRK-181, SRK-439, and any future product candidates and prepare for the commercialization of apitegromab, if approved.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, including clinical trials for apitegromab and preclinical studies and clinical trials for SRK-439 and any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of September 30, 2025, we had approximately $369.6 million in cash, cash equivalents and marketable securities. Based on our current operating model, we believe that our existing cash, cash equivalents, marketable securities and cash available to us as of September 30, 2025, will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Additionally, any program setbacks or delays due to changes in federal or state laws or clinical site or clinical vendor policies as a result of the impacts of current macroeconomic and geopolitical events, increasing rates of inflation, tariff policies and rising interest rates could impact our programs and increase our expenditures. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. For example, the One Big Beautiful Bill Act (“OBBBA”) was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our common stock. For example, under Section 174 of the Internal Revenue Code of 1986, as amended (the “Code”), in taxable years beginning after December 31, 2021, expenses that are incurred for research and development outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBBA provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBBA provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. In recent years, many changes to tax laws have been made and changes are likely to continue to occur in the future. Future changes in tax laws could have a material adverse effect on our business, cash flow, financial condition or results of operations. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law. We urge investors to consult with their legal and tax advisers regarding the implications of potential changes in tax laws on an investment in our common stock.

Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.

As of December 31, 2024, we had net operating loss carryforwards for U.S. federal and state income tax purposes of $512.6 million and $498.8 million, respectively, which begin to expire in 2032, except for our post 2017 U.S. federal net operating loss carryforwards of $462.1 million, and $0.2 million of state net operating losses which do not expire. As of December 31, 2024, we also had available tax credit carryforwards for U.S. federal and state income tax purposes of $54.9 million and $7.7 million, respectively, which begin to expire in 2034 and 2025, respectively. Additionally, for taxable years beginning after December 31, 2017 the deductibility of the indefinite lived U.S. federal and state net operating losses is limited to 80% of our taxable income in any future taxable year. Under Section 382 of the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Private placements and other transactions that have occurred since our inception, as well as our IPO, may trigger such an ownership change pursuant to Section 382 of the Code. Any such limitation, whether as the result of our

IPO, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years.

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

As of September 30, 2025, the fair value of our cash, cash equivalents and investments in our marketable debt securities portfolio was approximately $369.6 million and consisted primarily of investments in money market funds and U.S. treasury obligations and government agency securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

At September 30, 2025, we had $0.1 million in net unrealized gains in our marketable securities available-for-sale portfolio, and unrealized losses in our securities portfolio may increase in the future due to the aforementioned economic factors. While our goal is to hold each security until maturity, that may not be possible in light of our policy to preserve capital and liquidity and because investment in securities with unrealized losses has a diminished utility as a source of liquidity prior to maturity. Selling securities with an unrealized loss would result in the realization of such losses, which could have an adverse effect on our financial condition and results of operations.

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

As of September 30, 2025, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 9% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Beginning January 1, 2026, we will no longer qualify as a smaller reporting company, which will increase our costs and demands on management.

Based on the market value of our common stock held by our non-affiliates as of June 30, 2025, we will no longer be a smaller reporting company as of January 1, 2026, and thus will be subject to additional disclosure and compliance requirements beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. Due to this upcoming transition, we expect to devote significant time and effort to implement and comply with the additional standards, rules and regulations that will apply to us upon losing our smaller reporting company status. Compliance with the additional requirements will also increase our legal, accounting and financial compliance costs.

As a smaller reporting company, we have availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Upon losing our smaller reporting company status beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, we will no longer be able to rely on the scaled disclosure requirements and other accommodations available to smaller reporting companies. This may require us to provide additional disclosures in our periodic reports, including more detailed executive compensation disclosures and additional financial statement information. The transition from smaller reporting company status will require significant resources, including additional personnel, enhanced systems and processes, and increased professional fees for accounting, legal, and compliance services. We will need to implement more comprehensive internal controls and procedures to meet the heightened requirements applicable to larger public companies. Due to the complexity and logistical difficulty of implementing the standards, rules and regulations that apply to non-smaller reporting companies, there is an increased risk that we may be found to be in non-compliance with such standards, rules and regulations or to have significant deficiencies or material weaknesses in our internal controls over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations and financial condition, and could cause a decline in the trading price of our common stock.

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

As of September 30, 2025, approximately 8,220,620 shares of our common stock were reserved for issuance upon exercise of outstanding common stock purchase warrants. As of September 30, 2025, we also have 17,362,147 shares of our common stock reserved for issuance upon exercise of pre-funded warrants, which are already included in our calculation of our weighted average common shares outstanding. Additionally, 13,546,902 shares of our common stock were reserved for issuance upon exercise of outstanding stock options, vested restricted stock units and vested performance stock units. The exercise of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price.

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

From January 1, 2025 through September 30, 2025, we sold 2,767,000 shares of our common stock resulting in net proceeds to us of $91.7 million pursuant to the Jefferies sales agreement.

Item 2. Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Trading Plans

During the three months ended September 30, 2025, none of our directors or officers adopted contracts, instructions or written plans for the purchase or sale of our securities.

Item 6. Exhibits

EXHIBIT INDEX

Incorporated by Reference to:
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.2	May 8, 2018
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.1.1	May 14, 2018
3.3	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38501	3.1	June 28, 2024
3.4	Amended and Restated By-laws of the Registrant	S-1/A	333-224493	3.4	May 8, 2018
10.1*†	Third Amended and Restated Loan and Security Agreement, dated September 19, 2025, by and between the Registrant and Oxford Finance LLC
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

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

SCHOLAR ROCK HOLDING CORPORATION

Date: November 14, 2025	By:	/s/ David Hallal
David Hallal Chief Executive Officer (Principal Executive Officer)
Date: November 14, 2025	By:	/s/ Vikas Sinha
Vikas Sinha Chief Financial Officer (Principal Financial and Accounting Officer)