Form 10-K
period 2025-12-31
Scholar Rock Holding Corp
filed 2026-03-03
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

As of June 30, 2025, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $2.6 billion based on the closing price of the registrant’s common stock on June 30, 2025. The calculation excludes shares of the registrant’s common stock held by current executive officers, directors and stockholders that the registrant has concluded are affiliates of the registrant. This determination of affiliate status is not a determination for other purposes.

As of February 26, 2026, there were 114,883,096 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

The registrant was previously a smaller reporting company under applicable Securities and Exchange Commission rules and regulations. As of the December 31, 2025 determination date, the registrant’s public float exceeded $700 million and thus no longer qualified as a smaller reporting company. However, the registrant remains eligible to use smaller reporting company scaled disclosure requirements pursuant to the transition provisions in Item 10(f)(2)(i)(C) of Regulation S-K and paragraph (3)(i)(C) of the smaller reporting company definition in Rule 12b-2. In accordance with applicable rules, the registrant is permitted to use the scaled disclosure requirements applicable to smaller reporting companies in this Annual Report on Form 10-K and has elected to do so.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”), including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the timing, scope, or likelihood of our ability to obtain and maintain regulatory approval from the U.S. Food and Drug Administration (“FDA”), the European Commission (“EC”) and other regulatory authorities for apitegromab, and any related restrictions, limitations or warnings in the label of any approval for apitegromab;
●	our ability to obtain regulatory approval for apitegromab is dependent on the timely and satisfactory response to the Complete Response Letter (“CRL”) received from the FDA in September 2025 and resolution of the cGMP deficiencies identified in the CRL by our third-party fill-finish facility;
●	our plans to address the CRL;
●	our ability to successfully build a commercial infrastructure to launch and market apitegromab, or otherwise provide access to apitegromab, if and when it is approved or receives pricing or reimbursement approval;
●	our ability, through third party manufacturers, to successfully manufacture commercial supply of apitegromab;
●	the rate and degree of market acceptance of apitegromab, if approved;
●	the size and growth potential of the markets for apitegromab, and our ability to serve those markets, either alone or in combination with others;
●	the clinical utility of apitegromab and its potential advantages over other therapeutic options;
●	the potential benefit of orphan drug exclusivity, Orphan Drug designation, Fast Track designation and Rare Pediatric Disease designation for apitegromab;
●	our success in identifying and executing development programs for additional indications for apitegromab;
●	the success, cost and timing of clinical trials, including the progress, completion, timing of results, and actual results of our clinical trials;
●	our ability, through third party manufacturers, to successfully manufacture our product candidates for clinical trials;
●	the fact that top-line or interim data from our clinical studies may not be predictive of the final or more detailed results of such study or the results of other ongoing or future studies;
●	our success in identifying and executing a development program for our preclinical product candidates, including SRK-373, SRK-256 and identifying additional product candidates from our preclinical programs and research pipeline;

●	our ability to retain our executives and highly skilled technical and managerial personnel, which could be affected due to any transition in management, or if we fail to recruit additional highly skilled personnel;
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection and our ability to operate our business without infringing on the intellectual property rights of others;
●	our ability to obtain, generally or on terms acceptable to us, funding for our operations, including funding necessary to commercialize, if approved, apitegromab and complete further development of our current and future product candidates;
●	our ability to establish or maintain collaborations or strategic relationships;
●	our expectations relating to the potential of our proprietary platform technology;
●	the impact of new laws and regulations or amendments to existing laws and regulations in the United States and foreign countries;
●	risks associated with the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, tariff policies, economic sanctions and economic slowdowns or recessions or public health pandemics;
●	developments and projections relating to our competitors and our industry;
●	our estimates and expectations regarding cash, cash reserves, and expense levels, future revenues, capital requirements and needs for additional financing, including our expected use of proceeds from our public offerings, and liquidity sources;
●	our expectations regarding the period during which we qualify as a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act; and
●	other risks and uncertainties, including those listed under the caption Part II, Item 1A “Risk Factors”.

The risks set forth above are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our most recent Annual Report and our Quarterly Reports on Form 10-Q for future periods and Current Reports on Form 8-K as we file them with the United States Securities and Exchange Commission (the “SEC”), and to other materials we may furnish to the public from time to time through Current Reports on Form 8-K or otherwise, for a discussion of risks and uncertainties that may cause actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements. We expressly disclaim any responsibility to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.

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

PART I

Item 1. Business

I. Overview

We are a global biopharmaceutical company dedicated to improving the lives of children and adults with spinal muscular atrophy (“SMA”) and additional rare, severe and debilitating neuromuscular diseases. As a leader in the biology of the transforming growth factor beta (“TGFβ”) superfamily, our novel understanding of the molecular mechanisms of growth factor activation enabled the development of a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target the precursor, or latent, forms of growth factors. Based on our innovative, proprietary, and scalable technology platform, we are building a world-leading anti-myostatin pipeline. During 2025, we made significant progress in advancing our product candidates. We believe 2026 could be a transformational year for Scholar Rock as we anticipate the potential to become a commercial-stage biotech company.

Our lead pipeline product candidates include apitegromab, a subcutaneous formulation of apitegromab, and SRK-439.

Apitegromab is a novel, investigational, fully human monoclonal antibody that inhibits myostatin activation by selectively binding the pro- and latent forms of myostatin in skeletal muscle. Myostatin is a catabolic agent that functions as a negative regulator of muscle mass, therefore inhibition of myostatin results in increased muscle mass and strength. Apitegromab is in development for the treatment of people with SMA and for the treatment of people with facioscapulohumeral muscular dystrophy (“FSHD”).

Positive data from the successful Phase 3 SAPPHIRE study evaluating apitegromab in children and adults with SMA were reported in October 2024, and regulatory approvals are anticipated in the U.S. and Europe in 2026. Beyond SMA, a Phase 2 study evaluating apitegromab in patients with FSHD is expected to initiate in mid-2026. We see potential for apitegromab broadly in additional rare, severe, and debilitating neuromuscular diseases where muscle atrophy is a key component of disease pathogenesis, and we are actively exploring indications beyond SMA and FSHD.

In addition to the current intravenous (“IV”) formulation, we are developing a subcutaneous formulation of apitegromab. A Phase 1 study in healthy volunteers has been completed, demonstrating that subcutaneous (“SC”) apitegromab has favorable bioavailability and a comparable pharmacodynamic profile relative to IV administered apitegromab. Further development activities are ongoing, including planned FDA and EMA regulatory engagements.

Our clinical-stage pipeline also includes SRK-439, a novel, investigational, subcutaneously administered fully human anti-pro/latent myostatin antibody that has high inhibitory potency while maintaining selectivity towards myostatin. SRK-439 is being developed for the treatment of patients with rare, severe, and debilitating neuromuscular diseases. A Phase 1 study of SRK-439 in healthy volunteers is currently underway, with topline data anticipated in the second half of 2026.

Beyond our clinical-stage product candidates, our early-stage pipeline includes additional programs for the treatment of patients with rare, severe, and debilitating neuromuscular diseases.

As we focus our strategy on rare neuromuscular diseases, we are currently seeking partnerships for our additional programs. These programs include: SRK-181, a Phase 2-ready investigational inhibitor of latent TGFβ1 in development for the treatment of patients with solid tumors that are resistant to anti-PD-(L)1 antibody therapies; SRK-373, an investigational, highly selective inhibitor of the latent TGFβ1 isoform with selective activity in the fibrotic extracellular matrix, in preclinical development for the treatment of fibrotic diseases; and SRK-256, an investigational inhibitor of RGMc, or hemojuvelin, in preclinical development for the treatment of iron-restricted anemias. We are also seeking partners to further evaluate the potential for myostatin inhibition in combination with GLP-1 weight loss approaches following our positive Phase 2 EMBRAZE study, which demonstrated proof-of-concept in the ability of apitegromab to drive statistically significant preservation of lean mass during tirzepatide-induced weight loss.

During 2025, we made considerable progress advancing our pipeline and positioning Scholar Rock to become a global commercial-stage biotech company.

Key 2025 Highlights and Accomplishments:

●	Progressed U.S. and European regulatory activities for apitegromab for the treatment of children and adults with SMA. Scholar Rock submitted a BLA to the FDA in January 2025, received Priority Review designation in March 2025, and achieved acceptance of the EMA MAA in March 2025, representing significant regulatory milestones toward commercialization. The Company completed a constructive and collaborative in-person Type A meeting with the FDA in November 2025, following the receipt of a Complete Response Letter (CRL) from the FDA on September 22, 2025.
●	Transformed leadership team. Appointed eight-year Board Chairman, David Hallal, as Chief Executive Officer; Akshay Vaishnaw, M.D., Ph.D. as President of R&D; R. Keith Woods as Chief Operating Officer; Vikas Sinha as Chief Financial Officer; and Rebecca McLeod as Chief Brand Officer and U.S. General Manager, strengthening the Company’s leadership as it transitions toward a global commercial-stage organization.
●	Initiated U.S. and European build-out of commercial organization. Established a lean, experienced U.S. customer-facing team of approximately 50 professionals with deep expertise in neurology and rare disease. Commenced commercial build-out in Europe to support the planned European launch, starting with Germany.
●	Advanced industry-leading anti-myostatin pipeline. Progressed our strategic plan to build a robust pipeline of therapies for the treatment of people living with rare, severe, and debilitating neuromuscular diseases.
o	Initiated dosing in the Phase 2 OPAL study evaluating apitegromab in infants and toddlers under 2 years of age with SMA
o	Advanced preclinical development of apitegromab for FSHD and filed an Investigational New Drug (“IND”) application to support the initiation of a Phase 2 study
o	Completed a Phase 1 study of subcutaneous apitegromab in healthy volunteers
o	Initiated dosing in a Phase 1 study evaluating SRK-439 study in healthy volunteers
o	Continued the ongoing ONYX open-label extension study evaluating the long-term safety and efficacy of apitegromab in patients with SMA who participated in the TOPAZ and SAPPHIRE clinical trials
o	Completed the Phase 2 EMBRAZE study, demonstrating proof-of-concept in the ability of apitegromab to drive statistically significant preservation of lean mass during tirzepatide-induced weight loss

To achieve our mission to improve the lives of children and adults with SMA and additional rare, severe and debilitating neuromuscular diseases, we have assembled an experienced management team, board of directors, scientific founders, and technical leaders with extensive experience across drug discovery, development, and commercialization. Members of our team have held leadership roles across the biotechnology and pharmaceutical industry, including at Acceleron Pharma, Inc.; Alexion Pharmaceuticals; Alnylam Pharmaceuticals, Inc.; argenx US, Inc.; Celgene Corporation; Foundation Medicine, Inc.; and Novartis Pharmaceuticals. We were founded by internationally respected scientists, Drs. Timothy A. Springer and Leonard I. Zon of Harvard Medical School and Boston Children’s Hospital, whose foundational discoveries underpin our platform.

II.Our Approach and Proprietary Platform

Scholar Rock’s innovative approach is rooted in our novel understanding of the molecular mechanisms of growth factor activation and signaling, and in our ability to discover and develop monoclonal antibodies that can inhibit the activation of a growth factor with an unprecedented degree of selectivity. Our proprietary platform is designed to generate highly selective antibodies that target a growth factor’s latent form, prior to its activation within the disease microenvironment, or tissue where it is localized.

Our approach of targeting the latent, precursor forms of growth factors is based on the breakthrough discovery by the laboratory of our cofounder, Timothy A. Springer, Ph.D. of Harvard Medical School and Boston Children’s Hospital.

Unlike many other proteins that are produced and secreted by cells in a mature, or active form, many growth factors are expressed by cells in a latent form. For example, TGFβ1 is produced by cells as a single protein that is enzymatically processed into two distinct and physically separated domains, the mature growth factor and the remaining portion of the original protein, referred to as the prodomain, which remain associated as part of a complex. This secreted complex is latent, or inactive, and must first be activated to carry out its normal function in a localized tissue or disease microenvironment. In a seminal peer-reviewed publication in 2011, Dr. Springer elucidated a new understanding of the mechanism of activation of the latent growth factor complex among members of the TGFβ superfamily by solving a high-resolution x-ray crystal structure of this latent form of TGFβ1 (as illustrated in the graphic below).

Structural representation of the latent form of TGFβ1 wherein the prodomain wraps around the growth factor domain

This research explained, at a molecular level, why the secreted form of TGFβ1 is inactive: the prodomain, though physically separated from the mature growth factor domain, forms a “cage” around the active form of TGFβ1, preventing receptor signaling until activation occurs. Only when the cage is “unlocked” by a precursor activation event can the growth factor be released and mediate its effects in the local microenvironment. Dr. Springer further hypothesized that this phenomenon likely holds true for most members of the TGFβ superfamily, though the exact nature of the activation event, such as integrin binding or enzymatic cleavage, may differ among members of the superfamily.

Carrying this research forward, we confirmed the applicability of this approach in other members of the TGFβ superfamily, including myostatin. Similar to TGFβ, myostatin is initially expressed in an inactive precursor form known as promyostatin (as illustrated in the graphic below). Release of the active growth factor is regulated by two discrete protease cleavage events: promyostatin is converted to an inactive latent complex, then latent myostatin is cleaved to release active myostatin.

Importantly, while myostatin, as well as many other growth factors, are structurally similar, their cages are structurally diverse, and this provides the basis for our approach to improved selectivity.

We believe that there are several important advantages to our approach of targeting the latent forms of growth factors over conventional therapeutic approaches, which inhibit mature growth factors or their receptors systemically throughout the body:

●	Targeting the latent precursor enables intervention at the site of action within the diseased tissue microenvironment. Given that many growth factors act primarily within the microenvironment where they are activated, as opposed to exerting their effects systemically, we believe that prevention of activation is a preferred mode of action for achieving improved outcomes. In contrast, traditional approaches to targeting growth factor signaling are focused on inhibiting the growth factor after it has been activated and released systemically; and
●	Targeting the latent precursor allows heightened selectivity among structurally related growth factors, potentially limiting off-target effects. For example, two members of the TGFβ superfamily, myostatin and GDF11, are 90% identical in their growth factor domains. Therefore, many of the traditional inhibitors that target myostatin also inadvertently inhibit GDF11. Similarly, most of the known inhibitors of TGFβ are pan inhibitors, meaning that they do not distinguish among the three isoforms of TGFβ, namely, TGFβ1, TGFβ 2 and TGFβ3. Despite the sequence similarities of the active forms of these growth factors, their cages are structurally diverse. We have been able to harness this diversity to generate antibodies that specifically bind the inactive growth factor precursors and inhibit activation of a particular growth factor of interest, but not others that are closely related.

By selectively targeting precursor forms in the disease microenvironment, we believe we can interfere with the disease processes while minimizing the effects on the normal physiological processes potentially conferring a safety advantage.

We integrate these insights with sophisticated capabilities for protein expression, monoclonal antibody discovery and assay development to discover, design, optimize, and evaluate the characteristics of our monoclonal antibodies. Our proprietary platform is covered by a robust IP portfolio projected to expire well into the 2030s, excluding any patent term adjustments or extensions.

Using our innovative approach and proprietary platform, we are creating a pipeline of novel product candidates that selectively modulate growth factor activation implicated in rare, severe, and devastating neuromuscular diseases.

III.Our Strategy

Our mission is to discover, develop, and deliver novel, life-transforming therapies to people suffering from rare, severe, and devastating neuromuscular diseases. To achieve our mission, our key long-term priorities include:

●	Maximize our opportunity to serve the rare neuromuscular disease community with our innovative anti-myostatin antibodies;
●	Advance global commercial readiness activities to serve patients across a 50+ country platform;
●	Deliver topline clinical data readouts in the near-, mid-, and long term;
●	Build a durable revenue base while maintaining disciplined cost control and allocating capital to the highest return opportunities; and
●	Attract, develop, and retain exceptional talent by fostering a high-performance culture.

In 2026, we are focused on three key pillars to drive our long-term success:

●	Commercialize apitegromab for children and adults living with SMA. We are developing our first product candidate, apitegromab, for the treatment of patients with SMA. By targeting the latent form of myostatin and specifically inhibiting its activation in muscle, we believe apitegromab holds considerable promise in improving motor function in patients with SMA. In October 2024, we reported positive data from the successful Phase 3 SAPPHIRE study, a pivotal, randomized, placebo-controlled trial designed to evaluate the efficacy and safety of apitegromab in children and adults being treated with an approved SMN-targeted therapy. See “Phase 3 SAPPHIRE Pivotal Trial” below. Apitegromab is the first and only myostatin inhibitor with a positive, statistically significant Phase 3 outcome. We plan to commercialize apitegromab following regulatory approval(s) in the U.S. and in Europe, beginning with Germany, followed by global expansion to countries in Asia Pacific and Latin America, among others. With an estimated 35,000 SMA patients globally having received an approved SMN-targeted treatment, and significant existing unmet need for a therapy that can address progressive muscle weakness, we believe apitegromab in SMA represents a large opportunity to serve patients globally.
●	Expand apitegromab’s impact to infants and toddlers with SMA and to additional rare, severe, and debilitating neuromuscular diseases. Our goal is to maximize the impact of apitegromab by bringing this potentially transformative therapy to the broad SMA community. To deliver on this goal, we are conducting the Phase 2 OPAL study, which is designed to evaluate apitegromab in infants and toddlers with SMA under two years of age who have received an approved SMN1-targeted gene therapy or who are receiving ongoing treatment with an SMN2-targeted therapy. We also plan to develop apitegromab for the treatment of additional rare, severe neuromuscular diseases, beginning with people suffering from facioscapulohumeral muscular dystrophy (FSHD). FSHD is a rare, progressive neuromuscular disease characterized by muscle atrophy and functional decline, affecting approximately 30,000 individuals across the U.S. and Europe. The IND application is cleared, and we plan to initiate a Phase 2 randomized, double-blind, placebo-controlled trial, called FORGE, in mid-2026. Beyond FSHD, there is a broad landscape of potential indications that supports a significant opportunity for muscle-targeted therapies.

●	Advance our leading anti-myostatin pipeline. Beyond intravenously administered apitegromab, we plan to maximize the impact of our platform to shape the future of treatment for patients living with rare neuromuscular diseases. This includes the development of a subcutaneous formulation of apitegromab, which is intended to provide optionality for patients as a small volume, self- or caregiver-administered anti-myostatin antibody suitable for an autoinjector. A Phase 1 study in healthy volunteers has been completed, and further development activities are ongoing, including planned FDA and EMA regulatory engagements. In addition, we are advancing SRK-439, a novel, investigational, subcutaneously administered myostatin inhibitor that binds to pro- and latent myostatin with high affinity and selectivity (i.e., no GDF11 or Activin A binding). SRK-439 has demonstrated the potential to potently inhibit myostatin and increase muscle mass in preclinical studies. A Phase 1 study in healthy volunteers is underway, and topline data are expected in the second half of 2026. We are also advancing additional early-stage pipeline candidates to selectively modulate targets implicated in rare, severe, and devastating neuromuscular diseases.

IV.Our Pipeline

We are building an innovative, industry-leading pipeline of novel product candidates that selectively inhibit myostatin for the treatment of patients with a broad range of rare, severe, and devastating neuromuscular diseases. We have worldwide rights to our proprietary platform and to all of our product candidates.

The following graphic summarizes our neuromuscular pipeline programs:

V.Our Product Candidates

Latent Myostatin Programs

We have utilized our innovative, proprietary platform to generate two novel antibodies targeting the latent form of myostatin: apitegromab and SRK-439. Both antibodies are highly selective inhibitors that prevent the activation of myostatin in skeletal muscle, where myostatin resides and signals upon activation. While mature myostatin is 90% identical in the growth factor domain to its most closely related TGFβ superfamily member, GDF11, the prodomain that cages mature myostatin and keeps it in its latent precursor form is only 52% identical to the GDF11 prodomain, which underpins the selectivity of our approach.

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

Traditional Approaches and Challenges

Because of its established role in regulating muscle mass, myostatin has been a popular target for a variety of drug development programs. There have been two general approaches to trying to inhibit the signaling of myostatin in humans. The first is to develop an antibody, or an antibody-like molecule, that binds to mature myostatin in circulation and prevents its ability to signal through its receptor, the ActRIIb receptor. The second is to develop an antibody to the ActRIIb receptor itself, or a soluble decoy of the ActRIIb receptor, with a goal of preventing myostatin signaling through its receptor. Both of these approaches, however, have significant limitations.

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

There are multiple examples of clinical trials demonstrating the risk of non-selective inhibition of myostatin. For example, in a Phase 2 clinical trial in Duchenne Muscular Dystrophy reported in 2017, a soluble decoy of the ActRIIb receptor resulted in bleeding side effects believed by the sponsor to be unrelated to inhibition of myostatin signaling, but instead related to the inhibition of signaling by certain other members of the TGFβ superfamily known to be important in the maintenance of vascular integrity. These side effects resulted in termination of the clinical program. Results from another clinical trial were reported showing that treatment of patients with an antibody to the ActRIIb receptor resulted in suppression of the levels of follicle stimulating hormone, an important reproductive hormone. In this clinical trial, the sponsor believed that these effects were likely related to inhibition of signaling through the ActRIIb receptor. More recently, two Phase 2 studies explored different approaches to targeting members of the TGFβ superfamily in obese or overweight patients. In the first study, an anti-ActRII monoclonal antibody was administered in combination with tirzepatide. Although the approach was able to preserve lean muscle loss during weight loss, the investigators noted high rates of muscle spasms, acne, and changes in triglyceride levels. In the second study, an anti-myostatin antibody and an anti-activin A antibody were administered in combination with GLP-1 receptor agonist in obese or overweight patients. Although this approach was also able to mitigate lean muscle loss, the discontinuation rate was substantially higher (28%) relative to semaglutide monotherapy (5%).

Apitegromab: Selective anti-latent myostatin inhibitor

Apitegromab is an investigational fully human, intravenously administered monoclonal antibody designed to inhibit myostatin activation by selectively binding the pro- and latent forms of myostatin in the skeletal muscle. It is the first muscle-targeted treatment candidate to demonstrate clinical proof-of-concept for the treatment of SMA.

In preclinical studies, we have shown that apitegromab selectively avoids interaction with other closely related growth factors that play distinct physiological roles. We observed multi-fold increases in serum latent myostatin levels in mouse models of both early and late SMN restoration. Circulating latent myostatin is a key marker of target engagement, as effective antibody binding increases levels of the bound complex in serum. Moreover, apitegromab promoted increased strength (as measured by torque generation) in SMN-deficient mice. In a Phase 1 clinical trial designed to evaluate the safety, tolerability, and pharmacokinetic (“PK”) /pharmacodynamic (“PD”) profile of apitegromab in adult healthy volunteers, there were no dose-limiting toxicities, and we observed robust and sustained target engagement following administration of apitegromab.

We believe that apitegromab can have a significant impact for patients with neuromuscular diseases that bear certain features:

1)	muscle atrophy as a key component of disease pathogenesis;

2)	intact or partially intact muscle innervations are present; and
3)	significant muscle structural abnormalities are absent.

SMA is a genetic disorder in which muscle atrophy and weakness can lead to deterioration in mobility, swallowing, and breathing, and can cause debilitating fatigue. SMA bears the above listed features, making apitegromab a promising therapeutic candidate. We believe that apitegromab has the potential to be the first muscle-targeted therapy that is aimed at improving motor function in patients with SMA who are receiving an SMN-targeted therapy. In addition, we are developing apitegromab for the treatment of patients with FSHD, a rare, devastating neuromuscular disease with significant unmet need and no approved therapies. We have also identified additional rare, severe, and debilitating neuromuscular diseases for which the selective inhibition of the activation of myostatin may offer potentially transformative therapeutic benefit.

About SMA

SMA is a rare, and often fatal, genetic disorder that typically manifests in young children. It is characterized by the loss of motor neurons, atrophy of the voluntary muscles of the limbs and trunk, and progressive muscle weakness. Disease severity in SMA can range from patients who may survive for only a short time after birth to patients who live into adulthood with varying degrees of morbidity. The underlying pathology of SMA is caused by insufficient production of a protein known as “survival of motor neuron,” or SMN. The SMN protein, essential for the survival of motor neurons, is encoded by two genes, SMN1 and SMN2.

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

SMA Natural History and Epidemiology

SMA, the most common monogenic cause of death in infants, is a rare neuromuscular disorder. The disease affects an estimated 1 to 2 per 100,000 people globally. Patients with SMA can be categorized as one of four types, Type 1 through Type 4. The majority of SMA patients currently living in the U.S. and Europe are estimated as having Type 2 or Type 3 disease, although it should be noted that this percentage may evolve over time and the definitions of traditional SMA types are themselves evolving. Non-ambulatory Type 2 and Type 3 SMA, as they have traditionally been defined, is the initial focus of investigation in our SMA development program.

Unmet Medical Need in SMA

We classify the emerging landscape of novel medicines for patients with SMA into two distinct but complementary therapeutic strategies: 1) SMN-targeted therapy (also known as SMN corrector therapy or SMN-directed therapy); and 2) muscle-targeted therapy. Despite progress in the development of SMN-targeted therapies, a high unmet medical need to improve motor function remains. We believe that the advancement of muscle-targeted therapy will be necessary to address this important gap.

SMN-targeted therapies are aimed at addressing the SMN deficiency to prevent further motor neuron deterioration, thus modifying the course of disease. This category includes antisense oligonucleotide and small molecule approaches to increase SMN2 expression as well as gene therapy to deliver the SMN1 gene. Early intervention at a very young age is therefore thought to be essential to prevent significant motor functional deterioration. However, for the vast majority of SMA patients living today, this early intervention window has been missed, and such individuals suffer from severe functional impairment. Thus, regardless of the precise nature or mechanism of action for any given SMN-targeted therapy, we believe that most SMA patients will continue to experience clinically significant functional deficits.

Apitegromab Development Overview in SMA

Apitegromab is being developed as a potential first muscle-targeted therapy for patients with SMA to address the significant existing unmet need. We believe the new standard of care will consist of a muscle-targeted therapy, complemented by an SMN-targeted therapy in order to drive clinically meaningful impacts for patients.

Regulatory Status

Following a successful clinical development program, we submitted a BLA for apitegromab for the treatment of children and adults with SMA to the FDA in January 2025 and the BLA was granted priority review designation. Priority review designation conveys that the FDA has determined that if apitegromab is approved, it could offer significant improvement in safety or effectiveness in the treatment of the serious condition of SMA. In September 2025, we received a CRL from the FDA related to observations identified during a routine general site inspection of a third-party fill-finish facility. The facility was issued a Form 483 by the FDA in July 2025, and the facility was classified as OAI in October 2025. The observations were site-related and not specific to apitegromab. The CRL did not cite any other approvability concerns, including apitegromab’s efficacy and safety data, or the third-party drug substance manufacturer. In November 2025, we completed a constructive in-person Type A meeting with the FDA that included participation of representatives from the third-party fill-finish facility. Also in November 2025, the third-party fill-finish facility received a warning letter from the FDA and continues to work with the FDA to resolve the outstanding issues cited in the warning letter. We plan to resubmit the apitegromab BLA at such time after the facility resolves the cGMP deficiencies identified in the CRL.

In March 2025, we submitted our marketing authorisation application (“MAA”) for apitegromab for the treatment of children and adults with SMA to the European Medicines Agency (“EMA”) and received validation of the application. Validation confirms that the application includes the essential regulatory elements required for scientific assessment of the MAA and the scientific evaluation process by the EMA’s Committee for Medicinal Products for Human Use can begin.

The FDA granted Fast Track designation, Rare Pediatric Disease designation and Orphan Drug designation to apitegromab for the treatment of SMA in May 2021, August 2020 and March 2018, respectively. The EMA granted PRIME designation in March 2021, and the EC granted orphan medicinal product designation in December 2018 to apitegromab for the treatment of SMA.

Assuming marketing approval is obtained, we plan to commercially launch apitegromab in the U.S., with a commercial launch of apitegromab in Europe to follow.

Phase 3 SAPPHIRE Pivotal Trial

On October 7, 2024, we announced positive top-line data from our Phase 3 SAPPHIRE clinical trial evaluating the efficacy and safety of apitegromab in children and adults with SMA. The study achieved its primary endpoint. At the March 2025 Muscular Dystrophy Association Clinical & Scientific Conference, we presented additional data related to secondary endpoint analyses in which apitegromab demonstrated a clinically meaningful and consistent benefit in motor function across pre-specified patient subgroups.

SAPPHIRE was a randomized, double-blind, placebo-controlled, Phase 3 clinical trial that evaluated the safety and efficacy of apitegromab in non-ambulatory patients with Types 2 and 3 SMA who were receiving current standard of care therapies with an approved SMN-targeted therapy (either nusinersen or risdiplam). SAPPHIRE enrolled 156 patients ages 2–12 years old in the main efficacy population. These patients were randomized 1:1:1 to receive either apitegromab 10 mg/kg, apitegromab 20 mg/kg, or placebo by intravenous infusion every 4 weeks. An exploratory population that enrolled 32 patients ages 13–21 years old was also evaluated. These patients were randomized 2:1 to receive either apitegromab 20 mg/kg or placebo.

The study achieved its primary endpoint, demonstrating a statistically significant and clinically meaningful improvement for apitegromab compared to placebo in motor function as measured by the Hammersmith Functional Motor Scale Expanded (“HFMSE”) in SMA patients on chronic dosing of standard of care SMN-targeted therapies (either nusinersen or risdiplam). Based upon the similar pharmacological profiles of the 20 mg/kg and 10 mg/kg doses of apitegromab, the statistical analysis plan was prespecified to analyze both the combined dose (10 mg/kg and 20 mg/kg) and the 20 mg/kg dose, each compared to placebo, as the primary analysis. Statistical significance was achieved per the prespecified statistical analysis plan (Hochberg multiplicity adjustment) for the primary analysis where the p-value needs to be ≤0.025 if only one prespecified analysis crosses the statistical significance boundary of ≤ 0.05.

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

Motor function outcomes were meaningful and consistent across the main efficacy population and in the ages 13–21 exploratory population and favored apitegromab (n=22) compared to placebo (n=10).

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

Phase 2 TOPAZ Proof-of-Concept Trial

Apitegromab was evaluated in our Phase 2 TOPAZ proof-of-concept clinical trial for the treatment of patients with Type 2 and Type 3 SMA, and positive 12-month top-line results were announced in April 2021. We have subsequently presented data from the TOPAZ trial over 24 months (2022), 36 months (2023), and 48 months (2024).

We completed enrollment in our Phase 2 TOPAZ proof-of-concept trial of apitegromab in SMA in January 2020. TOPAZ was a Phase 2 active treatment study evaluating the safety, efficacy, PK, and PD of apitegromab 2 and 20 mg/kg in 58 patients ages 2 to 21 years old with Type 2 and Type 3 SMA (non-ambulatory and ambulatory). One patient discontinued from the 12-month treatment period for reasons that were determined to be unrelated to apitegromab treatment. All remaining patients completed the 12-month treatment period and opted into the extension period.

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

Results of the primary analysis showed that improvement in motor function, as measured by RHS or HFMSE, was observed at Month 12 in the majority of patients, regardless of age, SMA type, or time of SMN therapy initiation (Crawford Neurology 2024). Ambulatory patients ages 5 to 21 years old showed stabilization in RHS scores over the 12 months of treatment, while non-ambulatory patients showed overall improvement. Substantial improvement in motor function, a mean improvement of 6.2 points for HFMSE total score at Month 12, was observed in Cohort 3, with dose response between those randomized to 20 mg/kg and 2 mg/kg (7.1 points and 5.3 points, respectively).

Treatment with apitegromab was well tolerated. Incidence and severity of adverse events were consistent with the underlying patient population and SMN therapy. The most frequently reported treatment-emergent adverse events (“TEAEs”) included headache (24%), pyrexia (22%), upper respiratory tract infection (22%), cough (22%), and nasopharyngitis (21%). Five patients experienced a serious treatment-emergent adverse event, all assessed by the respective trial investigator as unrelated to apitegromab.

In August 2024, we reported that long-term apitegromab data continued to show sustained motor function benefit over 48 months (Crawford WMS 2024). Over 90 percent of non-ambulatory patients remained on treatment in the extension study over 48 months. TEAEs were consistent with previous reports at 12 months, with no new findings.

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

Apitegromab engages latent myostatin in Phase 1 clinical trial subjects

Phase 2 OPAL Study in Infants and Toddlers with SMA

We are conducting a Phase 2 study, called OPAL, which is designed to evaluate apitegromab in infants and toddlers with SMA under two years of age who have received an approved SMN1-targeted gene therapy or who are receiving ongoing treatment with an approved SMN2-targeted therapy. The study will evaluate two different doses of apitegromab over 48 weeks. Key endpoints include PK, PD, efficacy, safety, and tolerability. Patient enrollment and dosing are underway.

Apitegromab for the Treatment of Patients with FSHD

We are developing apitegromab for the treatment of patients with FSHD. The IND application is cleared, and we plan to initiate a Phase 2 randomized, double-blind, placebo-controlled trial, called FORGE, in mid-2026.

The decision to advance apitegromab for patients with FSHD is based on unmet medical need, learnings from clinical trials of apitegromab, our knowledge of FSHD disease pathology, and preclinical data in the translational gold-standard FLExDUX4 mouse model. Importantly, randomized studies of exercise programs in patients with FSHD suggest that muscle in these patients has the capacity to improve, and a study of anabolic agents in patients with FSHD demonstrated the potential for increases in lean mass and muscle function. Taken together, these studies support the hypothesis that FSHD patients have functional muscle amenable to apitegromab treatment. Further, our studies in the FLExDUX4 model provide a mechanistic rationale for the approach. Specifically, a murine version of apitegromab in the FLExDUX4 model of FSHD has demonstrated robust increases in muscle mass compared to control animals following 28 days of treatment. Additionally, significant improvements in muscle force and consistent gains in endurance at 28 days were achieved in animals treated with the murine version of apitegromab as compared to control animals.

About FSHD

FSHD is a rare, devastating neuromuscular disease characterized by progressive muscle atrophy that leads to cumulative loss of function and loss of independence. The disease is characterized by muscle weakness in the face, shoulders, upper arms, and/or lower extremities. Key symptoms include difficulty pursing lips, scapular winging, weak upper arms, asymmetrical muscle weakness, fatigue, and chronic pain. FSHD is caused by myotoxic effects from abnormal expression of DUX4. In the most common form of the disease, known as FSHD1, DUX4 expression results from hypomethylation of the D4Z4 repeat array on chromosome 4qA. Patients with larger D4Z4 contractions (i.e., 1-3 repeats) typically experience earlier onset, more rapid disease progression, and greater disease severity. Disease onset most often occurs between the ages of 15 and 30 but can begin at any time. A rarer form of FHSD, known as FSHD2 results from mutations in the SMCHD1 gene, which encodes a chromatin-modifying protein involved in epigentic repression of the D4Z4 locus. These mutations lead to hypomethylation of the D4Z4 region and derepression of DUX4 in the absence of a D4Z4 contraction.

FSHD Natural History and Epidemiology

FSHD is one of the most common neuromuscular diseases. It is estimated that there are more than 30,000 patients diagnosed in the U.S. and Europe suffering from FSHD. Over 80% of patients report moderate to severe impact on activities involving arms, core, and/or legs, and approximately 20% will become wheelchair dependent over time.

Unmet Medical Need in FSHD

There are no approved treatments for patients with FSHD. Current standard of care, which includes physical therapy, only addresses symptoms, and not the underlying disease. Therefore, a therapeutic that can lead to potential improvements in muscle and muscle-strength could have a transformative impact for patients.

Apitegromab Clinical Development Overview in FSHD

The Phase 2 FORGE study is expected to enroll approximately 60 patients ages 18 – 60 with genetically confirmed FSHD1 or FSHD2 and a clinical severity score of 1.5 to 3.0. Additionally, patients will have a baseline 10-meter walk/run test (“MWRT”) of 5 seconds or less. Patients will be randomized 1:1 to receive apitegromab 10 mg/kg IV every 4 weeks, or placebo for a treatment duration of 52-weeks. The primary endpoint of the study is mean lean muscle volume (“LMV”) change from baseline at 52 weeks. Key secondary and other endpoints include mean LMV change from baseline at 6 months, mean change from baseline in additional muscle parameters (6 and 12 months), and quantitative myometry testing (“QMT”), as well as safety, PK/PD, and antidrug antibody assessments.

Subcutaneous Apitegromab

We are advancing a subcutaneous formulation of apitegromab. This format is intended to provide optionality for patients as a small volume, self- or caregiver-administered anti-myostatin antibody suitable for an autoinjector. A Phase 1 study in healthy volunteers has been completed, demonstrating that SC apitegromab has favorable bioavailability and a pharmacodynamic profile comparable to IV administered apitegromab.

Further development activities are ongoing, including planned FDA and EMA regulatory engagements.

Phase 1 Healthy Volunteer Clinical Trial Results

We conducted a Phase 1 study designed to evaluate apitegromab in 45 healthy volunteers randomized 1:1:1 to receive doses of 800 mg IV, 800 mg SC, and 100 mg SC. The study showed that at 800 mg, SC and IV apitegromab produced overlapping PD responses as assessed by serum total latent myostatin concentration.

Apitegromab in Additional Rare, Severe, and Debilitating Neuromuscular Disorders

We see potential for apitegromab broadly across SMA and in additional rare, severe, and debilitating neuromuscular diseases where muscle atrophy is a key component of disease pathogenesis. In some settings, we believe that disease-stabilizing therapy may be necessary to address the underlying defect, which can then be complemented by the potential motor function-building benefit of apitegromab. In settings where sufficient healthy muscle is present, apitegromab may have the potential to serve as a monotherapy.

SRK-439: Subcutaneously Administered Novel, Potent Anti-Latent Myostatin Inhibitor

SRK-439 is a novel, investigational, subcutaneously administered myostatin inhibitor that binds to pro- and latent myostatin with a sub-nanomolar affinity and inhibitory potency, while maintaining selectivity (i.e., no GDF11 or Activin A binding), and is in development for the treatment of people with rare, severe, and devastating neuromuscular diseases.

We are developing SRK-439 by leveraging our innovative platform and integrating clinically-validated structural insights derived from more than a decade of expertise in myostatin biology and therapeutic development.

A Phase 1 study in healthy volunteers is underway, and topline data are expected in the second half of 2026. Key endpoints include safety and tolerability, and PK/PD measures.

In pre-clinical studies, SRK-439 increased lean mass in non-human primates. SRK-439 was administered subcutaneously to healthy cynomolgus monkeys at doses ranging from 0.3 – 10 mg/kg. All doses tested resulted in increases in lean mass relative to vehicle control, consistent with robust target engagement at low doses. Results are summarized in the figure below and are consistent with the higher affinity of SRK-439 for pro- and latent myostatin. SRK-439 was generally well tolerated in GLP, IND-enabling toxicology studies, with no dose-limiting toxicities observed at the doses evaluated.

In addition, we have explored SRK-439 in preclinical models of obesity. Semaglutide, a GLP-1 receptor agonist, results in weight loss in a diet-induced obesity mouse model but is also associated with significant loss of lean mass. In a three-week study, administration of SRK-439 in combination with semaglutide resulted in dose-dependent preservation of lean mass. We observed effects with doses as low as 0.3 mg/kg. Enhancement of fat mass loss was also observed, resulting in improved body composition.

We confirmed these results in a 12-week study, demonstrating a durable effect of SRK-439, and showed a similar benefit when SRK-439 was combined with tirzepatide.

We further explored the ability of anti-myostatin therapy to preserve lean mass following withdrawal of semaglutide therapy. Diet-induced obesity mice were treated with SRK-439 at 10 mg/kg and semaglutide at 0.4 mg/kg for a period of 28 days. Then, semaglutide therapy was terminated, and study outcomes were measured at 63 days. SRK-439 led to preservation of lean mass during semaglutide treatment and maintenance of lean mass upon semaglutide discontinuation. Importantly, fat mass regain was attenuated upon discontinuation of semaglutide, illustrating the potential benefit of myostatin inhibitors even after GLP-1 therapies are stopped.

Chow = standard diet; HFD = high-fat diet

Additional Programs

Apitegromab for Preservation of Lean Mass During Tirzepatide-Induced Weight Loss

In May 2024, we initiated the Phase 2 EMBRAZE proof-of-concept trial, designed to assess the safety and efficacy of apitegromab to preserve muscle mass in individuals living with obesity on background therapy of a GLP-1 receptor agonist. In June 2025, we announced positive topline data from this study that showed significant preservation of lean mass with apitegromab during tirzepatide-induced weight loss.

The EMBRAZE trial was designed to assess the ability to preserve lean body mass associated with tirzepatide-induced weight loss in patients with obesity (BMI ≥30.0 kg/m2) or overweight (BMI ≥27.0 kg/m2 with one or more weight-related co-morbidities). Treatment was administered over a 24-week period, and patients were randomized into two treatment arms: apitegromab with tirzepatide and placebo with tirzepatide.

Topline results successfully demonstrated proof-of-concept for a highly selective, anti-myostatin antibody to preserve lean mass, thus improving quality of weight loss with tirzepatide therapy. The 24-week data demonstrated the following:

Consistent with prior apitegromab studies, the EMBRAZE trial demonstrated a well-tolerated and encouraging safety profile. The incidence of adverse events was generally similar between apitegromab and placebo, with adverse events observed consistent with the known safety profile of tirzepatide. No subjects experienced serious adverse events (SAEs) or discontinuations considered to be related to apitegromab treatment, and there were no deaths.

SRK-181: A selective inhibitor of Latent TGFβ1 for the treatment of advanced solid tumors

An estimated eight to ten million patients are treated with immune checkpoint inhibitors in the US annually. Although these therapies have agents have transformed the standard of care in oncology, the majority of patients do not respond or develop resistance to therapy. Particularly in refractory solid tumor settings, there is a significant need for safe and effective therapies to address this challenge and enhance the efficacy of anti-PD-(L)1 therapies.

Increased signaling by TGFβ is a key driver of a number of pathological processes, including immune system evasion by cancer cells, the immunosuppressive tumor microenvironment, and bone marrow fibrosis associated with hematological disorders. Our data demonstrate that TGFβ1 is the key isoform with the highest expression in most human tumors relative to TGFβ2 or TGFβ3. Historically, selectively targeting TGFβ1 signaling has been challenging due to the inability of either small molecule inhibitors or antibodies to avoid off-target inhibition of TGFβ2 and TGFβ3. Treatment of animals with these non-selective TGFβ inhibitors has been associated with a range of toxicities, most notably cardiac toxicity. Furthermore, since each of these growth factors signals through the same TGFβ receptor, ALK5, inhibitors of the TGFβ receptor kinase suffer from similar dose-limiting toxicities.

SRK-181 is a highly selective inhibitor of latent TGFβ1 under development for the treatment of locally advanced or metastatic solid tumors that are resistant to anti-PD-(L)1 therapies. Pre-clinical studies supported our therapeutic approach, demonstrating:

●	Strong safety profile, avoiding toxicities associated with this class. No dose-limiting toxicities or adverse events were observed in four-week and 12-week GLP toxicology studies in rats (up to 200 mg/kg/week) and non-human primates (300 mg/kg/week). In a pilot nonclinical toxicology study in rats, non-selective TGFβ inhibitors resulted in cardiac toxicity and mortality, which was not seen with SRK-181.

●	Robust efficacy across multiple mouse models that recapitulate PD-1 resistant cancers. In mouse models that recapitulate the immune-excluded phenotype and are resistant to PD-1 blockade, treatment with SRK-181-mIgG1, the murine analog of SRK-181, in combination with an anti-PD-1 antibody converted non-responsive tumors into responders. In the MBT-2 bladder cancer model, the Cloudman S91 melanoma model, and the EMT6 breast cancer model, tumors were poorly responsive or unresponsive to either anti-PD-1 or SRK-181-mIgG1 as single agents, with minimal effects on tumor growth. However, in representative experiments, the combination of SRK-181-mIgG1 and anti-PD-1 resulted in tumor regressions of 72%, 57% and 70% in these three mouse models, respectively. Furthermore, the combination treatment led to statistically significant survival benefit in all three models.

Our Phase 1 DRAGON clinical trial was intended to initially evaluate our therapeutic hypothesis that SRK-181 in combination with anti-PD-(L)1 therapy may overcome resistance to anti-PD-(L)1 therapy and lead to anti-tumor responses. This clinical trial in patients with locally advanced or metastatic solid tumors was completed in 2025 and investigated the safety, PK and efficacy of SRK-181. The DRAGON trial consisted of two parts: Part A (dose escalation of SRK-181 as a single-agent or in combination with an approved anti-PD-(L)1 therapy) and Part B (dose expansion evaluating SRK-181 in combination with an approved anti-PD-(L)1 antibody therapy). Part B encompassed five cohorts, including urothelial carcinoma, cutaneous melanoma, non-small cell lung cancer, clear cell renal cell carcinoma (ccRCC) and head and neck squamous cell carcinoma, and commenced in 2021, completed enrollment in December 2023, and was completed in 2025.

Safety, efficacy and biomarker data were presented in June 2024 at the ASCO annual meeting, in November 2024 at the SITC 39th Annual Meeting, and in a 2026 publication in Nature Medicine. The data showed encouraging responses in heavily pretreated and anti-PD-(L)1 resistant patients across multiple tumor types, and supported proof-of-concept for SRK-181 in 30 heavily pretreated patients with ccRCC resistant to anti-PD-1. SRK-181 was generally well tolerated and showed promising anti-tumor activity in this patient population. Of 30 patients in the ccRCC cohort, six patients treated with SRK-181 in combination with pembrolizumab had confirmed response with an objective response rate (ORR) of 20%, including one complete response. Additionally, we observed responses in melanoma (ORR 18%), head and neck squamous cell carcinoma (ORR 9%), and urothelial carcinoma (ORR 9%). Those patients who responded tended to experience a durable and sustained response. For instance, in ccRCC the median duration of response was 10.6 months (minimum: 3.4 months, maximum: 28.3 months). In the biomarker analysis, SRK-181 combined with pembrolizumab established proof of mechanism in patients by creating a proinflammatory tumor microenvironment across multiple tumor types. In ccRCC patients, responders had higher basal levels of activated CD8+ T cells, higher T-regs, as well as higher TGFβ1 expression. These biomarkers may inform patient selection strategies for future studies. Safety data from ccRCC cohort showed SRK-181 was generally well tolerated.

We believe that the DRAGON trial achieved its study objectives by showing objective, durable clinical responses in patients resistant to PD-1 therapy beyond what is expected from continuing PD-1 alone. The responses observed in this study are particularly notable given the advanced and highly refractory patient population.

In addition to cancer immunotherapy, we believe SRK-181 has the potential for use in other oncology settings, such as in earlier lines of therapy with immunotherapy-naïve patients, in solid tumors not tested in the DRAGON study, in combination with other therapies beyond checkpoint inhibitors, or as a component of a bispecific antibody.

SRK-373: A Selective Inhibitor of the Latent TGFβ1 in the Extracellular Matrix for the Treatment Fibrotic Diseases

Fibrosis is a pathological feature of many diseases and can occur in virtually all organs, where it is characterized by excessive accumulation of extracellular matrix and accounts for substantial morbidity and mortality. The TGFβ signaling pathway is a well-established central driver of fibrotic diseases and inhibition of this pathway has been shown to improve outcomes in relevant animal models of hepatic, renal, pulmonary, and other fibrotic diseases. In addition, a non-selective inhibitor of TGFβ signaling that inhibits all 3 isoforms (isoform 1, 2, and 3) of TGFβ showed clinical improvement in patients with systemic sclerosis, a fibrotic connective tissue disease. However, such non-selective inhibition of all TGFβ isoforms have been associated with significant safety liabilities, including bleeding episodes, and cardiac toxicities. Based on knock out animal models (a model where researchers have inactivated, or "knocked out," an existing gene by replacing it or disrupting it with an artificial piece of DNA), these safety findings are believed to be associated with inhibition of the TGFβ2, and TGFβ3 isoforms. These data support the hypothesis that selective inhibition of TGFβ1 may retain antifibrotic efficacy while offering an improved safety profile.

Given that immune cell activation may play a key role in fibrotic disease development, selective targeting of only matrix associated TGFβ1, at the primary site of fibrosis manifestation, while avoiding immune cell associated TGFβ1 is critical to maintaining efficacy while avoiding potential long-term liabilities. Based on this scientific rationale, we utilized our proprietary platform to discover and develop antibodies that selectively inhibit activation of latent TGFβ1 in the fibrotic extracellular matrix without perturbing TGFβ1 presented by cells of the immune system.

We selected SRK-373, a highly potent, anti-latent TGFβ1 antibody that selectively inhibits TGFβ1 activation within the extracellular matrix by targeting latent TGFβ1 associated with latent TGFβ-binding proteins (LTBPs)enabling specific inhibition of TGFβ1 in fibrotic tissue. SRK-373 demonstrated significant antifibrotic activity across multiple preclinical rodent models of fibrotic diseases. For instance, SRK-373 reduced TGFβ1 signaling in a mouse model of Alport Syndrome and reduced fibrotic progression in a rat model of chronic kidney disease. SRK-373 also demonstrated a robust therapeutic index at all doses tested in a 13-week non-GLP mouse safety study.

SRK-256: A High-Affinity Inhibitor of HJV/RGMc for the Treatment of Patients with Iron-Restricted Anemias

A number of disease states as well as rare genetic mutations can disrupt iron homeostasis and can result in iron deficiency. These imbalances in iron levels can lead to detrimental complications and are the basis of mortalities and morbidities across a range of diseases, collectively referred to as iron-restricted anemias or anemia of chronic disease. Anemia of chronic disease is a highly prevalent class of indications, including chronic kidney disease, cancer, inflammatory bowel disease, and others, and is estimated to impact approximately 14 to 38 million patients in the United States.

Hepcidin is a peptide hormone that is produced in the liver and plays a major role in regulating systemic iron homeostasis. Aberrantly increased hepcidin expression is a hallmark of several chronic and devastating diseases where it drives iron-restricted anemia and contributes to disease-associated morbidity and mortality. Hepcidin expression is controlled via the bone morphogenetic protein (“BMP”) signaling pathway, BMPs 2/6 in particular, with repulsive guidance molecule c / hemojuvelin (“RGMc/HJV”) serving as a key co-receptor. By targeting the co-receptor which is predominantly expressed in the liver, we believe that iron homeostasis can be selectively modulated while avoiding systemic inhibition of BMPs 2/6 which play broader roles in processes throughout the body. The RGM family consists of three closely homologous members, RGMa, RGMb and RGMc/HJV. Human genetic mutations as well as knockout animal studies have demonstrated that RGMc/HJV plays a predominant role in iron homeostasis, whereas RGMa and RGMb have broader roles in development and organ homeostasis. The data support the rationale for selectively targeting RGMc/HJV as a therapeutic approach for iron restricted anemia, particularly in chronic diseases characterized by elevated hepcidin.

We utilized our proprietary platform to discover and develop antibodies that selectively bind and inhibit RGMc, while avoiding RGMa and RGMb, and selected SRK-256 as a development candidate. SRK-256 is highly selective and potent inhibitor of RGMc that has demonstrated efficacy in preclinical models of anemia. This approach offers a clear PK/PD relationship, with suppression of hepcidin expression and mobilization of stored iron correlating closely with SRK-256 exposure. We further showed that SRK-256 effectively increased serum iron levels in the presence of inflammation in a PGPS-induced rat model of anemia. In addition to its favorable selectivity profile, SRK-256 offers the potential for best-in-class bioavailability based on studies in non-human primates. We have conducted preliminary IND-enabling manufacturing activities and a non-GLP toxicity study, which had no relevant toxicological findings.

VI.	License Agreements

a. Gilead Collaboration

On December 19, 2018, we entered into a three-year collaboration with Gilead to discover and develop therapeutics that target TGFβ-driven signaling, a central regulator of fibrosis (“the Gilead Agreement”). In connection with the Gilead Agreement, we received an upfront payment of $50 million and an equity investment of $30 million.

In December 2019, we achieved a $25 million preclinical milestone under the Gilead Agreement for the successful demonstration of efficacy in preclinical in vivo proof-of-concept studies.

On January 6, 2022, we entered into a letter agreement with Gilead which (i) confirmed that the collaboration period under the Gilead Agreement had expired as of December 19, 2021, and (ii) agreed the option exercise period for all programs under the Gilead Agreement had been terminated as of January 6, 2022.

b. Adimab Agreement

On March 12, 2019, we entered into an amended and restated collaboration agreement (the “Adimab Agreement”) with Adimab, LLC (“Adimab”). Under the Adimab Agreement, as amended, we selected a number of biological targets against which Adimab used its proprietary platform technology to discover and/or optimize antibodies based upon mutually agreed upon research plans, and we have the ability to select a specified number of additional biological targets against which Adimab will provide additional antibody discovery and optimization services. During the research term and evaluation term for a given research program with Adimab (“Research Program”), we have a non-exclusive worldwide license under Adimab’s technology to perform certain research activities and to evaluate the program antibodies to determine whether we want to exercise our option to obtain an exclusive license to exploit such antibodies (a “Development and Commercialization Option”).

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

VII.	Intellectual Property

Our commercial success depends in part on our ability to protect intellectual property for our product candidates, including apitegromab, SRK-439 and SRK-181, and related methods, as well as our novel approach and proprietary platform for generating monoclonal antibodies; to secure freedom-to-operate to enable commercialization of our product candidates, if approved; and to prevent others from infringing upon our patent rights. Our policy is to seek to protect our intellectual property position by filing patent applications in key jurisdictions, including the U.S., Europe, Canada, Japan and Australia, covering our proprietary technology, inventions and improvements that are important to innovate, develop, sustain and implement our business.

We file patent applications directed to compositions comprising our antibodies, classes of antibodies covering our product candidates, use of such antibodies for treating diseases, as well as related manufacturing methods. As of December 31, 2025, we have 32 pending and/or granted patent families across multiple programs. We continue to review and harvest new inventions for new patent filings and prosecute applications in key jurisdictions to strengthen our global patent estate.

As of December 31, 2025, four granted patents, EP2981822, EP3365368, EP3368069, EP3365368 and EP4358995 are the subject of ongoing opposition proceedings before the European Patent Office (“EPO”). We have no other contested proceedings relating to any patents as of that date, but we cannot provide any assurances that we will not have such proceedings at a later date. For more information regarding the risks related to our intellectual property, please see “Risk factors—Risks Related to Our Intellectual Property.”

a. Platform

Our novel approach to generating selective modulators of supracellular activation of growth factors is broadly embodied in our “platform” patent family, PCT/US2014/036933 (published as WO 2014/182676). This patent family is directed to methods for modulating the activation of the TGFβ superfamily of growth factors and methods for screening for a monoclonal antibody that specifically targets an inactive form of the growth factor complex, thereby preventing activation (e.g., release) of mature growth factor. The TGFβ superfamily is a group of more than 30 related growth factors/cytokines that mediate diverse biological processes and includes TGFβ1 and myostatin (also known as GDF-8). As of December 31, 2025, issued U.S. patents in the platform family include: U.S. Patents Nos. 9,573,995 (issued 02/21/2017); 9,758,576 (issued 09/12/2017); 9,580,500 (issued 02/28/2017); 9,399,676 (issued 07/26/2016); 9,758,577 (issued 09/12/2017); 10,597,443 (issued 03/24/2020); 10,981,981 (issued 04/20/2021); 11,827,698 (issued 11/28/2023); and 12,454,570 (issued 10/28/2025). There are also two granted European (“EP”) platform patent: EP2981822 (granted on 09/02/2020) and EP3816625 (granted on 09/17/2025). These U.S. and EP patents are projected to expire in May 2034.

Specifically, EP2981822 originally granted with composition-of-matter claims directed to an antibody capable of binding a recombinant antigen comprising pro-TGFβ1 or a growth factor-prodomain complex which comprises the TGFβ1 LAP complex, in addition to claims directed to methods of making such antibodies. EP2981822 is the subject of ongoing opposition proceedings before the EPO. It was revoked by the opposition division in November 2024. The revocation decision is the subject of appeal T0367/25, which is due to be heard by the EPO’s Technical Board of Appeal in November 2026.

EP3816625 has granted with claims that broadly cover manufacturing methods for generating an antibody that inhibits the release of GDF 8 from a pro/latent GDF-8/myostatin complex.

U.S. Patent No. 9,573,995 has issued composition-of-matter claims directed to an antibody that specifically binds to GARP associated with a human TGFβ1 LAP complex.

U.S. Patent No. 9,758,576 has issued composition-of-matter claims directed to an isolated monoclonal antibody, or a fragment thereof, that specifically binds the prodomain of a pro/latent GDF-8/myostatin complex, thereby preventing proteolytic cleavage between residues Arg 75 and Asp 76 of GDF-8/myostatin prodomain, so as to inhibit the release of mature GDF-8/myostatin growth factor from the complex.

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

U.S. Patent No. 12,454,570 has issued claims that broadly cover methods of identifying an antibody that binds to human proGDF8 and inhibits GDF8/proGDF8 activation.

In addition, we have granted patents in this platform family in Australia, Israel and Singapore.

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

A second family, PCT/US2016/052014 (published as WO 2017/049011), discloses the specific amino acid sequence of apitegromab and is projected to expire in September 2036. U.S. Patent 10,751,413 issued in August 2020, with claims directed to antibodies and pharmaceutical compositions comprising the heavy and light chain sequences of apitegromab, while U.S. Patent 11,439,704 issued in September 2022, with claims directed to a method of preventing muscle loss and/or reducing muscle atrophy or treating SMA by administering an antibody having the heavy and light chain sequences of apitegromab. The European counterparts were also granted as EP 3350220 B1 in May 2021 and EP 3922645 B1 in May 2025. The granted claims of EP 3350220 B1 relate to antibodies comprising the heavy and light chain variable region and full chain sequences of apitegromab, and pharmaceutical compositions of the antibodies. The granted claims of EP 3922645 relate to a pharmaceutical composition comprising an antibody comprising heavy and light chain variable region sequences sharing at least 98% identity to the variable region sequences of apitegromab, and a method of producing an antibody comprising the heavy and light chain variable regions of apitegromab.

A third family, PCT/US2023/085574 (published as WO2024138076), was filed with claims directed to specific amino acid sequences of novel antibodies in our proprietary myostatin inhibitor portfolio. This family is projected to expire in December 2043. U.S. Patent 12,338,279 was issued in June 2025 with claims directed to antibodies and pharmaceutical compositions covering SRK-439. National applications of this family are pending in over 20 jurisdictions.

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

PCT/US2017/037332 (published as WO 2017/218592) is directed to methods for treating neuromuscular diseases and selecting patient populations that are likely to respond to myostatin inhibition. This filing includes the treatment of SMA in patients who are on SMN therapies (e.g., SMN correctors/upregulators). This patent family is projected to expire in June 2037. The PCT application was nationalized in 11 jurisdictions, and applications in the three key jurisdictions (i.e., U.S., Europe and Japan) have granted, as well as in other countries. Specifically, the U.S. application granted in March of 2021 as U.S. Patent 10,946,036. The granted claims are directed to add-on or combination therapy for treating spinal muscular atrophy with a myostatin inhibitor and a neuronal corrector (such as SMN upregulator therapy). Similar claims have also granted in other countries including Japan (JP Patent No. 6823167, JP Patent No. 7161554, and JP Patent No. 7344337). JP Patent No. 6823167 and JP Patent No. 7344337 are the subject of invalidation trials. Likewise, the European counterpart granted as EP 3368069B1 and has been validated in 37 states. The originally granted European claims are directed to add-on therapy and combination therapy for the treatment of SMA using a myostatin-selective inhibitor, in conjunction with an SMN corrector therapy. EP 3368069B1 is currently the subject of ongoing opposition proceedings before the EPO. The patent was revoked by the opposition division in April 2024. The revocation decision is the subject of appeal T1416/24, which is due to be heard by the EPO’s Technical Board of Appeal in June 2026.

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

In addition to the five pending patent families listed above, there are also three PCT applications related to the phase 2 and phase 3 clinical trials of apitegromab in SMA. PCT/US2021/056517 (published as WO2022/093724) is directed to inventions deriving from the phase 2 clinical trial of apitegromab. This PCT was nationalized broadly. If granted, patents deriving from this PCT would expire in 2041. A European application granted as EP 4232151 B1 in October 2025. The granted claims are directed to a composition comprising apitegromab for use in treating SMA at a 10 mg/kg dose with a defined dosing regimen for treating SMA. Another PCT application was filed in 2023, PCT/US2023/020843 (published as WO 2023/215384) with claims directed to therapeutic methods for treating SMA deriving from the phase 2 and phase 3 clinical trials of apitegromab. If granted, patents from this family would expire in 2043. Both of these families are in early stages of prosecution. A further PCT application was filed in 2025 based on clinical data from the phase 2 and 3 trials of apitegromab, PCT/US2025/049463, which has not yet published. If granted, patents from this family would expire in 2045.

A further PCT application PCT/US2022/034588 (published as WO2022/271867) was filed with claims directed to combination/add-on therapy for treating metabolic disorders. Patents that issue from this PCT are projected to expire in 2042. A European application granted as EP 4358995 B1 in December 2025. The granted claims are directed to compositions comprising a myostatin-selective inhibitor and a GLP-1 analog, use for treating a metabolic disorder, such as obesity. EP 4358995 B1 is the subject of ongoing opposition proceedings before the EPO. Additionally, PCT application PCT/US2025/030263 (published as WO 2025/245160) was filed with claims directed to a myostatin-selective inhibitor for use in treating metabolic disorders, such as obesity. Patents that issue from this PCT are projected to expire in 2045.

PCT/US2025/060766 (not yet published), along with one direct national filing in Taiwan, is directed to therapies for muscular dystrophies. If granted, patents deriving from this PCT are projected to expire in 2045.

Finally, two other myostatin-related patent families have been filed and are in the priority year.

c. TGFβ1 Activation Inhibitors

In addition to the patent families discussed above in the “Intellectual Property-Platform” section that generically cover certain aspects of the TGFβ1 program, fifteen patent families have been filed to date, covering various specific aspects of our TGFβ1 programs.

Isoform-specific inhibitors of TGFβ1 which confer improved safety profile and related methods are described in PCT/US2017/021972 (published as WO 2017/156500). A U.S. patent (11,643,459) issued in May 2023, with claims directed to methods for identifying TGFβ1-specific inhibitors. A European patent granted in May of 2023 as EP3365368, with claims to the use of isoform-selective and context-independent anti-TGFβ1 antibodies, defined by CDR sequences or by cross-competition, in the treatment of cancer or myelofibrosis. EP3365368 is the subject of ongoing opposition proceedings before the EPO. Additional patents in this family have been granted in other jurisdictions. For example, a Japanese patent (JP Patent No. 7794630) granted in December 2025 with claims to the use of an isoform-selective anti-pro/latent TGFβ1 antibody in combination with an anti-PD1 or anti-PD-L1 antibody for reducing the growth of cancer or a solid tumor. This family is projected to expire in March 2037.

Among TGFβ1 inhibitors, one of our context-independent antibodies is separately claimed and related preclinical data are described in PCT/US2018/012601 (published as WO 2018/129329). Patents deriving from this PCT are projected to expire in January 2038. Japanese patent (JP Patent No. 7157744) issued in October 2022 with claims covering certain isoform-selective, context-independent antibodies and their use in the treatment of fibrotic diseases. Additional patents in this family have also been granted in other jurisdictions.

In addition, high-affinity, isoform-selective TGFβ1 inhibitors are disclosed in PCT/2019/041373 (published as WO 2020/014460, and patents have issued in March of 2025 in the U.S. (U.S. Pat. No. 12,252,531), April 2024 in Columbia, June 2024 in the Gulf Cooperation Council, and August of 2024 in Japan, March of 2025 in Eurasia, September of 2025 in Canada, and November of 2025 in Korea). Patents of this family are projected to expire in 2039. Separately, direct national/regional applications covering related subject matter have been filed, in the U.S., Europe and Hong Kong, and are projected to expire in 2039. Two U.S. patents issued in September of 2021 as U.S. 11,130,803 and in October of 2024 as U.S. 12,122,823, with claims which cover the SRK-181 clinical candidate and pharmaceutical compositions thereof; and a European patent issued in November of 2021 as EP3677278; and the corresponding Hong Kong patent issued in June of 2022, with claims that cover the SRK-181 clinical candidate, pharmaceutical compositions, use for treating cancer and myelofibrosis, and methods for manufacturing. Additionally, PCT/US2021/012969 (published as WO 2021/142448) discloses data related to biomarkers for the high-affinity, isoform-selective TGFβ1 inhibitors. If granted, patents deriving from this PCT application are projected to expire in 2041. Additional biomarkers are disclosed in PCT/US2022/022063 (published as WO2022/204581). If granted, patents deriving from this PCT applications would expire in 2042. Another PCT application, PCT/US2024/018970 (published as WO 2024/187051) discloses methods of treating certain cancers and identification of patient populations using biomarkers. If granted, patents derived from this PCT are projected to expire in 2044. Further, PCT/US2025/028935 (published as WO 2025/240343) discloses methods of treating cancer comprising a solid tumor, such as renal cell carcinoma (RCC) as well as biomarkers. If granted, patents derived from this PCT are projected to expire in 2045. Antibodies claimed in these patent families protect our SRK-181 clinical candidate.

Separately, other improved isoform-selective, context-independent inhibitors of TGFβ1 are disclosed in PCT/US2019/041390 (published as WO 2020/014473). Patents granted in this family are projected to expire in 2039. PCT/US2021/12930 (published as WO 2021/142427) is directed to optimized isoform-selective, context-independent inhibitors of TGFβ1. Patents granted in this family are projected to expire in 2041.

LTBP complex-specific inhibitors of TGFβ1 are described in three patent families: PCT/US2018/44216 (published as WO 2019/023661), patents derived from which are expected to expire in July of 2038; and PCT/US2020/15915 (published as WO2020/160291), which is expected to expire in 2040; PCT/US2022/73740 (published as WO 2023/288277), patents derived from which are expected to expire in 2042. One U.S. patent has issued in the first family (U.S. Pat. 12,358.992), and three U.S. patents (U.S. Pat. Nos. 11,214,614, 11,365,245 and 12,173,059) and six foreign patents (Columbia, China, Chile, Eurasia, Japan, and Hong Kong) have been issued in the second patent family with claims directed to antibodies and pharmaceutical compositions.

LRRC33-specific inhibitors are described in a further patent family: PCT/US2018/031759 (published as WO 2018/208888) which is expected to expire in May of 2038. EP3621694 granted in July 2023, with claims directed to therapeutic use of LRRC33 inhibitors for the treatment of various indications. Additional patents in this family have also granted in Canada (CA 3099260) and Australia (AU 2018266784).

PCT/US2017/042162 (published as WO 2018/013939) was exclusively licensed to Janssen but, as explained below, the license agreement was terminated in July 2022. Scholar Rock is now in control of prosecution. This patent family covers antibodies that specifically inhibit GARP-associated TGFβ, and patents granted in this family are projected to expire in July 2037. U.S. Patent No. 12,281,159 issued in April 2025 with claims directed to antibodies and antigen-binding fragments that specifically bind to human proTGFβ1 in a complex with human GARP, a process for their production and related products, compositions and uses. A Japanese patent (JP Patent No. 7128801) issued in August 2022 with claims directed to antibodies and antigen-binding fragments which specifically bind human pro-TGFβ1-GARP complex, a process for their production and related compositions. Additional patents have also granted in other jurisdictions including in Australia (AU 2017294772).

d. RGMc-Selective Inhibitors and Other Selective Agonists

PCT/US2019/057687 (published as WO2020/086736) is directed to RGMc-selective inhibitors and patents derived from this PCT are projected to expire in 2039. U.S Patent No. 12,297,262 issued in May 2025 with claims that cover the SRK-256 clinical candidate, pharmaceutical compositions and uses for treating iron disorders, such as anemia, including anemia of chronic disease and anemia in subjects diagnosed with myelofibrosis or another cancer. A Japanese patent (JP Patent No. 7621939) with claims covering similar subject-matter granted in January 2025, as did a Chinese patent (CN Patent No. 113164766) issued in February 2025. Additional patents have also been granted in other jurisdictions. A U.S. patent issued as US 12,297,262 in May 2025. The granted claims are directed to an RGMc antibody or antigen-binding fragment thereof comprising one of five different sets of complementary determining regions sequences and uses thereof.

A second family has been filed directed to an undisclosed neuromuscular target.

e. Intellectual Property Protection

We cannot predict whether the patent applications we pursue will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide any proprietary protection from competitors. Even if our pending patent applications are granted as issued patents, those patents, as well as any patents we license from third parties, may be challenged, circumvented or invalidated by third parties. As mentioned above, four granted patents, EP2981822, EP3365368, EP3368069 and EP4358995 are the subject of ongoing opposition proceedings before the EPO, as of December 31, 2025. While there are no contested proceedings or third-party claims relating to any of the other patents described above, as of that date, we cannot provide any assurances that we will not have such proceedings or third-party claims at a later date.

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

VIII.	Manufacturing

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

IX.Antibody Discovery

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

X. Competition

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

XI. Government Regulation

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

v. Rare Pediatric Disease Designation

The FDA grants Rare Pediatric Disease designation for serious and life-threatening diseases that primarily affect children ages 18 years or younger and fewer than 200,000 individuals in the U.S. Eligibility for a priority review voucher may be issued upon approval of a BLA or New Drug Application for therapies developed to treat such rare pediatric diseases. Priority review vouchers may be redeemed to obtain priority review for any subsequent marketing application or be sold or transferred. Under current statutory provisions, the FDA may not award any rare pediatric disease priority review vouchers after September 30, 2029, although FDA’s authority to do so may be extended by Congress in the future.

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
●	The U.S. Physician Payments Sunshine Act (the “Sunshine Act”), enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”), which impose new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), non-physician providers (such as physician assistants and nurse practitioners, among others), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
●	Analogous state and foreign fraud and abuse laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply regardless of payor. Such laws are enforced by various state agencies and through private actions. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant federal government compliance guidance, require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, and restrict marketing practices or require disclosure of marketing expenditures. Some state and local laws require the registration of pharmaceutical sales representatives.
●	The federal government and many state governments require pharmaceutical companies to submit periodic reports on product pricing.
●	Many states in which we operate also have laws that protect the privacy and security of protected health information which may be more stringent or broader in scope than HIPAA, or offer greater individual rights with respect to protected health information. Such laws may differ from each other, which may complicate compliance efforts. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws.
●	Numerous complex state laws and regulations that are not preempted by HIPAA govern the collection, use, disclosure, storage and transmission of personally identifiable information generally, including health-related information. These laws may be more stringent, broader in scope, and subject to varying interpretations by the courts and government agencies and are subject to frequent change. Varying interpretations of state privacy and data protection laws could create complex compliance issues for us and our partners and potentially expose us to additional expense, liability, penalties, negatively impact our client relationships, and lead to adverse publicity, and all of which could adversely affect our business in the short and long term.
●	States continue to introduce and adopt new and amended laws, regulations and industry standards concerning privacy, data protection and information security. The first of these was the California Consumer Privacy Act (the “CCPA”), as amended by the California Privacy Rights Act (the “CPRA”), which amendments went into effect on January 1, 2023. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide California residents with ways to exercise their data subject rights, including to opt-out of certain sales or transfers of their personal information. The CPRA amendments provided for the creation of a new agency to implement and enforce the CCPA, which also contains a private right of action for certain data breaches.

In addition to the CCPA, numerous other states have enacted or proposed similarly comprehensive privacy and data security legislation. These new laws will impose similar, additional, and in some cases more restrictive requirements than the CCPA which may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. There are also states that are specifically regulating health information. For example, Washington State recently passed a health privacy law that regulates the collection and sharing of health information. The law, entitled the “My Health My Data

Act,” also has a private right of action, which potentially increases the relevant risk associated with non-compliance. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, a small number of states have passed laws that regulate the privacy and/or security of certain types of information, such as biometric data. For example, the Biometric Information Privacy Act in Illinois includes a private right of action and has seen a significant increase in the number of claims in recent years which have included substantial judgments. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. Certain countries outside of the U.S. in which we operate, or plan to operate, have established their own data security and privacy legal frameworks, including the GDPR. See “vii. European General Data Protection Regulation” below. Cross-border data transfers and other future developments regarding local data residency and access could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, could greatly increase our cost of providing our products and services, require significant changes to our operations or even prevent us from offering certain services in specific jurisdictions. In addition, any limitation on our ability to use or transmit health information outside of the U.S. could impose restrictions on our ability to recruit and maintain employees residing outside of the U.S., which could, in turn, adversely affect our business.

In the U.S., to help patients afford our approved product, we may use programs to assist them, including patient assistance programs and co-pay coupon programs for eligible patients. Patient Assistance Programs, or “PAPs,” are approved by HHS, and may include free drug programs, bridge programs, and other forms of assistance for patients to access pharmaceutical products. Government enforcement agencies have shown increased interest in pharmaceutical companies’ product and patient assistance programs, including reimbursement support services, and a number of investigations into these programs have resulted in significant civil and criminal settlements. In addition, at least one insurer has directed its network pharmacies to no longer accept co-pay coupons for certain specialty drugs the insurer identified. Our co-pay coupon programs could become the target of similar insurer actions. In addition, in November 2013, the CMS issued guidance to the issuers of qualified health plans sold through the ACA’s marketplaces encouraging such plans to reject patient cost-sharing support from third parties and indicating that the CMS intends to monitor the provision of such support and may take regulatory action to limit it in the future. The CMS subsequently issued a rule requiring individual market-qualified health plans to accept third-party premium and cost-sharing payments from certain government-related entities. In September 2014, the Office of Inspector General (the “OIG”) of the HHS issued a Special Advisory Bulletin warning manufacturers that they may be subject to sanctions under the federal anti-kickback statute and/or civil monetary penalty laws if they do not take appropriate steps to exclude Part D beneficiaries from using co-pay coupons. Accordingly, companies exclude these Part D beneficiaries from using co-pay coupons. It is possible that changes in insurer policies regarding co-pay coupons and/or the introduction and enactment of new legislation or regulatory action could restrict or otherwise negatively affect these patient support programs, which could result in fewer patients using affected products, and therefore could have a material adverse effect on our sales, business and financial condition.

Third-party patient assistance programs that receive financial support from companies have become the subject of enhanced government and regulatory scrutiny. The OIG has established guidelines that suggest that it is lawful for pharmaceutical manufacturers to make donations to charitable organizations who provide co-pay assistance to Medicare patients, provided that such organizations, among other things, are bona fide charities, are entirely independent of and not controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria and do not link aid to use of a donor’s product. However, donations to patient assistance programs have received some negative publicity and have been the subject of multiple government enforcement actions, related to allegations regarding their use to promote branded pharmaceutical products over other less costly alternatives. Specifically, in recent years, there have been multiple settlements resulting out of government claims challenging the legality of their patient assistance programs under a variety of federal and state laws. It is possible that we may make grants to independent charitable foundations that help financially needy patients with their premium, co-pay and co-insurance obligations. If we choose to do so, and if we or our vendors or donation recipients are deemed to fail to comply with relevant laws, regulations or evolving government guidance in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could impact our business practices, harm our reputation, divert the attention of management, increase our expenses and reduce the availability of foundation support for our patients who need assistance.

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

Some of the provisions of the ACA have been subject to judicial challenges as well as efforts to repeal, replace or otherwise modify them or to alter their interpretation or implementation. For example:

●	As a result of the Budget Control Act of 2011 and subsequent legislation, there is an aggregate reduction to Medicare payments to providers of, on average, 2% per fiscal year that went into effect on April 1, 2013 and will remain in effect through 2031. As a result of the Statutory Pay-As-You-Go Act of 2010 and subsequent legislation, Medicare payments to providers may be further reduced by 4% starting in 2025, absent further legislation.
●	The American Rescue Plan Act of 2021 eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024.
●	In addition to these legislative efforts, on June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA.
●	Additionally, there has been increasing legislative, regulatory, and enforcement interest in the U.S. with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, address the potential for importation of drugs into the U.S., review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.
●	The IRA includes several provisions that may impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries on prescription drugs, impose new requirements for manufacturers of all drugs to offer discounts under Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, and require companies to pay rebates to Medicare for drug prices that increase faster than inflation. Drugs and biologics that have received orphan designation for one rare disease or condition and the only approved indication is for that disease or condition are exempted from the IRA’s price negotiation provisions. A drug or biologic with orphan designations for multiple diseases or conditions or with multiple indications, however, will remain potentially subject to the price negotiation provisions. Under the One Big Beautiful Bill Act of 2025, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan drug designations or indications, are exempt from the Medicare drug price negotiation program. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. Although the effects of the IRA on our business and the healthcare industry in general are not yet known, we are taking into consideration the potential impact of the IRA on our development and commercialization activities.
●	On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the IRA that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to

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
●	On November 6, 2025, CMS announced a new drug payment model designed to make Most Favored Nation (“MFN”)-level prices available to state Medicaid programs via manufacturer rebates. Referred to as the “GENErating cost Reductions fOr U.S. Medicaid Model” (“GENEROUS”), the initiative is designed to run from 2026 through 2030 and is voluntary for both manufacturers and state Medicaid programs. Under the model, participating states will be able to access MFN-level prices for participating manufacturers’ drugs through CMS-negotiated supplemental rebates tied to an MFN net price benchmark.
●	On December 19, 2025, the CMS proposed a mandatory Center for Medicare and Medicaid Innovation (“CMMI”) drug payment model to test whether alternative methods for calculating Medicare rebates, based on international pricing metrics rather than inflation-based metrics, reduce costs for Medicare fee-for-service (“FFS”) beneficiaries and the Medicare program while preserving quality of care. The Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) Model, would test an alternative approach to calculating rebates for certain Medicare Part D products using international pricing benchmarks. The GUARD Model would begin on January 1, 2027, and run through December 31, 2033. Further, on December 19, 2025, CMS proposed the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single-source drugs and sole-source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. As proposed, GLOBE would begin a five-year performance period on October 1, 2026.
●	On December 2, 2020, the HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through PBMs, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between PBMs and manufacturers. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and PBM service fees are currently under review by the current United States presidential administration and may be amended or repealed. Further, on December 31, 2020, the CMS published a new rule, effective January 1, 2023, requiring manufacturers to ensure the full value of co-pay assistance is passed on to the patient or these dollars will count toward the Average Manufacturer Price and Best Price calculation of the drug (“Accumulator Rule”). On May 17, 2022, the U.S. District Court for the District of Columbia granted the Pharmaceutical Research and Manufacturers of America's (PhRMA) motion for summary judgement invalidating the Accumulator Rule. We cannot predict how the implementation of and any further changes to this rule will affect our business. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current United States presidential administration may reverse or otherwise change these measures. Both the current United States presidential administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Trump administration may reverse or otherwise change these measures, both the Trump administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including by imposing restraints on pricing or reimbursement at the state government level, limitations on discounts to patients, restrictions on certain product access, marketing cost disclosure and other transparency measures, and, in some cases, measures designed to encourage importation of pharmaceutical products from other countries (subject to federal approval) and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards (“PDABs”) and similar entities. While many PDABs have been granted authority to promote drug price transparency and reporting, some states have granted PDABs more expansive authority, including to set Upper Payment Limits (UPLs) on select, high price drugs. The adoption and implementation of UPLs may put downward pressure on drug prices and impact our company’s future revenues.

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

b. European Union Drug Development

In the EU, our future products also may be subject to extensive regulatory requirements. As in the U.S., medicinal products can be marketed only if a marketing authorization (“MA”) from the competent regulatory agencies has been obtained.

Similar to the U.S., the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls.

In April 2014, the EU adopted the Clinical Trials Regulation EU No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022, subject to transitional provisions which meant that since January 31, 2025, all clinical trials in the EU have been subject to the Clinical Trials Regulation. The main characteristics of the Clinical Trials Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System (“CTIS”); a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided into two parts (Part I contains scientific and medicinal product documentation and

Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned) of a draft report prepared by a reporting Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure continues to be governed by the national law of the concerned EU Member State. However, overall related timelines are defined by the Clinical Trials Regulation.

In the EU the Paediatric Committee (“PDCO”) of the EMA must agree to a pediatric investigation plan (“PIP”) (or grant a product-specific waiver, class waiver and/or deferral) in connection with an applicant filing a MAA, unless the EMA has granted a product-specific waiver or a class waiver. The PIP outlines the pharmaceutical company’s strategy for investigation of the new medicinal product in the pediatric population. Before an MAA can be filed, or an existing MA can be amended, the EMA determines whether companies actually comply with the agreed studies and measures listed in each relevant PIP. If an applicant obtains a MA in all EU Member States, or a MA granted in the centralized procedure by the EC, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of any supplementary protection certificate (“SPC”), provided an application for such extension is made at the same time as filing the SPC application for the product, or at any point up to 2 years before the SPC expires. The incentive in the case of orphan medicinal products is that a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

i. European Union Expedited Review and Development

PRIME is a scheme provided by the EMA to enhance support for the development of medicines that target an unmet medical need and may facilitate accelerated assessment of products representing substantial innovation where the MAA will be made through the centralized procedure. To qualify for PRIME, product candidates require early clinical evidence that the therapy has the potential to offer a major therapeutic advantage over existing treatments or benefits patients without treatment options. Products from small-and medium-sized enterprises (“SMEs”) may qualify for earlier entry into the PRIME scheme than larger companies. Among the benefits of PRIME are the appointment of a rapporteur to provide continuous support and help build knowledge ahead of an MAA, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review earlier in the application process. The receipt of PRIME designation does not change the standards for approval but may expedite the development or approval process. Where, during the course of development, a product no longer meets the eligibility criteria, support under the PRIME scheme may be withdrawn.

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

iii. European Union Drug Review and Approval

In the EU, medicinal products can only be commercialized after obtaining a MA. There are two types of MAs.

Centralized MAs, which are issued by the EC through the centralized procedure, based on the opinion of the CHMP of the EMA, are valid throughout the EU, and in the additional states of the European Economic Area (“EEA”) (Iceland, Liechtenstein and Norway). The centralized procedure is mandatory for certain types of products, such as medicinal products produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products (i.e., gene therapy, somatic cell therapy or tissue engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

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

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the EU Member States make an assessment of the risk benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. Following approval, MA holders are subject to ongoing obligations, including pharmacovigilance and safety reporting requirements.

iv. European Union Data and Market Exclusivity

In the EU, innovative products authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon MA. The data exclusivity, if granted, prevents applicants for authorization of generics or biosimilars of these innovative products from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the EU, during a period of eight years from the date on which the reference product was first authorized in the EU. During an additional two-year period of market exclusivity, a generic or biosimilar MAA can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall 10-year period will be extended to a maximum of 11 years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. There is no guarantee that a product will be considered by the EMA to be an innovative medicinal product, and products may not qualify for data exclusivity. Even if a product is considered to be an innovative medicinal product so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained an MA based on an MAA with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

v. European Union Orphan Designation and Exclusivity

In the EU, after a recommendation from the EMA’s Committee for Orphan Medicinal Products (“COMP”), the European Commission (“EC”) may grant orphan designation to a product if (1) the product is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; (2) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the necessary investment in its development; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU or, if a method exists, the product would be a significant benefit to those affected by that condition.

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

vi. Reform of the Regulatory Framework in the European Union

The EC introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the European Union adopted its position. A common position on the text has been agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted, and are not expected to become applicable before 2028.

vii. European General Data Protection Regulation

Since we conduct clinical trials in the EEA, we are subject to additional European data privacy laws. The GDPR, became effective on May 25, 2018, and deals with the processing of personal data and on the free movement of such data. The GDPR imposes a broad range of strict requirements on companies subject to the GDPR, including requirements relating to having legal bases for processing personal data (such as health and other sensitive data,) relating to identifiable individuals and transferring such information outside the EEA, including to the U.S., providing details to those individuals regarding the processing of their personal information, keeping personal information secure, obtaining consent (where required) of the individuals to whom the personal data relates, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, reporting security breaches involving personal data to the competent national data protection authority and affected individuals, appointing data protection officers, conducting data protection impact assessments, and record-keeping. The GDPR increases substantially the penalties to which we could be subject in the event of any non-compliance, including fines of up to 10,000,000 Euros or up to 2% of our total worldwide annual turnover for certain comparatively minor offenses, or up to 20,000,000 Euros or up to 4% of our total worldwide annual turnover for more serious offenses, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Given the limited enforcement of the GDPR to date, we face uncertainty as to the exact interpretation of the new requirements on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

National laws of member states of the EU are in the process of being adapted to the requirements under the GDPR, thereby implementing national laws which may partially deviate from the GDPR and impose different obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EEA. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty. In the UK, the UK’s European Union (Withdrawal) Act 2018 incorporates the into UK law, referred to as the UK GDPR. The UK has also recently adopted the Data (Use and Access) Act 2025 (the “DUAA”) on 19 June 2025. The UK GDPR, the UK Data Protection Act 2018 and the DUAA set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the EC has recently (in December 2025) extended the validity of the UK adequacy decision for six years until December 2031, which recognizes the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

In the event we continue to conduct clinical trials in the EEA, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA, in particular to the U.S., in compliance with European data protection laws. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA and UK to countries that do not ensure an adequate level of protection, like the U.S.. We must, therefore, ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA or the UK, in compliance with European data protection laws. In some cases, we rely upon the EC approved standard contractual clauses to legitimize transfers of personal data out of the EEA from controllers or processors established outside the EEA (and not subject to the GDPR). The UK is not subject to the EC’s standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Agreement, which enables transfers from the UK. Changes with respect to any of these matters may lead to additional costs and increase our overall risk exposure. The EU and United States have adopted its adequacy decision for the EU-U.S. Data Privacy Framework, or Framework, which entered into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the U.S. is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the U.S. are carried out in line with GDPR. There has been an extension to the Framework to cover UK transfers to the United States. The Framework could be challenged like its predecessor frameworks.

c. Regulation in the United Kingdom

Following the end of the Brexit transition period on January 1, 2021 and the implementation of the Windsor Framework on January 1, 2025, the UK is not generally subject to EU laws in respect of medicines. The EU laws that have been transposed into UK law through secondary legislation remain applicable in the UK, however, new legislation such as the EU Clinical Trials Regulation is not applicable in the UK.

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, is the UK’s standalone medicines and medical devices regulator. On January 1, 2025 a new arrangement called the “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products. The Windsor Framework removes EU licensing processes and EU labeling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines.

i. Clinical Trials

The UK has implemented the EU Clinical Trials Directive 2001/20/EC (now repealed in the EU) into national law through the Medicines for Human Use (Clinical Trials) Regulations 2004 (as amended). However, in April 2025, the UK introduced the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2025—which, when in force, will amend and update the current regulatory framework for clinical trials in the UK. The legislation aims to provide a more flexible regime to make it easier to conduct clinical trials in the UK and increase the transparency of clinical trials conducted in the UK. This includes a notification scheme to enable lower-risk clinical trials to be deemed approved by the MHRA within a short period of time (unless an objection is raised), where the risk is similar to that of standard medical care (although such trials would still require ethics committee approval). Such regulations come into force on April 28, 2026.

ii. Orphan Designation

A separate process for orphan designation to the EU process now applies in the UK. There is no pre-marketing authorization orphan designation (as there is in the EU) in the UK and the application for orphan designation will be reviewed by the MHRA at the time of an application for a UK MA. The criteria for orphan designation remain broadly aligned to the EU, except that they apply to the UK only (e.g., there must be no satisfactory method of diagnosis, prevention or treatment of the condition in the UK, as opposed to the EU).

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

XII.Coverage and Reimbursement

Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. In the U.S., the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.

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

A third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. The containment of healthcare costs has become a priority of federal, state and foreign governments and payors, and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Furthermore, as part of government efforts to reduce drug prices, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price, or ASP, and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely.

Coverage policies and third-party payor reimbursement rates may change at any time, which could affect physician usage and patient demand. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future, which could affect physician usage and patient demand.

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

XIII.	Human Capital

Our employees are relentlessly focused on the discovery and development of innovative medicines dedicated to improving the lives of children and adults with SMA and additional rare, severe and debilitating neuromuscular diseases. As a leader in the biology of the TGFβ superfamily, we believe that passion for science is what guides us to excellence. Our commitment to changing the lives of people with serious disease is what motivates us to show up each and every day. Our people are our most important asset who help us achieve extraordinary results and create new possibilities for patients. They embody our values and bring them to life in everything we do. We are inspired and guided by these values of focusing on the patient, cultivating curiosity, collaborating with purpose, upholding high standards and accelerating breakthroughs in making a difference in the lives of patients, families and communities.

a. Employees

As of February 24, 2026, we had 289 full-time employees, of which 137 employees are engaged in research and development activities and 152 are engaged in general and administrative activities. Most of our employees are based in the U.S. and a majority are based in Massachusetts, however during 2025, we built out our U.S. operations field teams across the U.S. in preparation for commercialization. We continued to make targeted hires to enhance our capabilities and support a variety of functions and key initiatives in critical functions including research, development, technical operations, supply chain, commercial and G&A functions. We also hired our first employees in Dublin, Ireland in the supply chain and quality functions. We anticipate continuing to add depth and new capabilities in key areas of our business in 2026 and further expanding to Europe with key hires in operational and country leadership roles to support our infrastructure and overall anticipated growth. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

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

In addition to ensuring our compensation programs are equitable, we also strive to provide employees with valuable recognition for their contributions to our success. We have a reward & recognition program that aligns with our company values at all levels. Our rewards & recognition program begins with peer-to-peer recognition via an internal community board, and we continue to find ways to recognize the contributions of our employes.

d. Employee Engagement

We periodically conduct confidential employee engagement surveys to obtain feedback on a variety of topics, including culture, values, diversity, equity and inclusion, career development, employee satisfaction and tenure, and execution of our company strategy. These survey results are reviewed by our people managers so that we can continue to increase employee satisfaction and improve the well-being of our employees. We also engage in listening tours to both gain feedback and create opportunities for two-way dialogue. We actively strive to operationalize feedback provided by employees in ways that align with our business and culture. We are also committed to communication and transparency, using multiple forums and channels to allow for the sharing of appropriate, timely information to all employees.

e. Health & Safety

Ensuring the safety and wellbeing of our employees and communities is of the utmost importance to us. We are dedicated to supporting and promoting a culture of safety by providing information, training, risk assessments and assisting with regulatory compliance. Our goal is to help provide a safe place for employees to work while achieving our goals.

While we have encouraged our employees to spend more time on site, we recognize the on-going need for flexibility and our field-based workforce has grown as we prepare for commercialization. We’ve helped employees set up home offices, provided them access to tools to perform their jobs remotely, provided ergonomic assessments of their working environments, and helped them address IT connectivity. We’ve also found ways to continue to foster collaboration and community through virtual meetings and events that we would normally do in person.

f. Fostering Inclusion

We believe that fostering inclusion is a business imperative which supports and encourages individuals to show up as their whole selves. Investing in inclusionary efforts enhances culture and employee experience. Our ability to innovate and meet people’s needs is strongest when all voices are heard and valued.

XIV.Facilities

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

XVIL. Website Access to Reports

We are subject to the informational requirements of the Exchange Act and are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You can read our SEC filings, including the registration statement, at the SEC’s website at www.sec.gov. We also maintain a website at www.scholarrock.com. You may access, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information that is posted on or is accessible through our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

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

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

Risks Related to Product Development, Regulatory Approval and Commercialization

●	The regulatory approval process for apitegromab in the U.S., EU and other jurisdictions will be lengthy, time-consuming and inherently unpredictable and we may fail to receive or be delayed in receiving regulatory approval of apitegromab, or we may receive regulatory approval for only a subset of SMA patients. The CRL received from the FDA in September 2025 will require us to resubmit the apitegromab BLA and our progress toward potential commercialization of apitegromab has been delayed. The CRL could impact the current review process of our MAA with the EMA, which could result in a delay or a resubmission of the MAA to the EMA.
●	We have never commercialized a product and are in the process of building and scaling our business for potential commercialization of apitegromab in the United States and Europe, including building our compliance, medical affairs and commercial organizations, which, if we are not able to do so successfully could negatively impact our business, including the potential for a successful commercialization of apitegromab.
●	Changes or disruptions at the FDA and other government agencies caused by funding cuts, government shutdowns, personnel reductions, substantial changes in leadership and policy, or other changes or disruptions to these agencies’ operations could prevent these agencies from performing functions on which the operation of our business relies, including the timely review and potential approval of our BLA when resubmitted, and any such disruptions and changes could negatively impact our business.
●	Unfavorable pricing and reimbursement decisions in the EU could significantly delay or limit patient access to apitegromab, if approved, and materially reduce our anticipated revenues. Even if we obtain marketing authorization, the EU health technology assessment bodies and national payors may impose price reductions, require additional clinical or real world evidence, restrict reimbursement, or deny coverage altogether. Pricing and reimbursement negotiations in the EU are often lengthy, highly uncertain, and subject to country by country requirements, reference pricing, budget impact assessments, and mandatory discounts. As a result, the commercial viability of apitegromab in the EU may be materially impacted.
●	Product development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of apitegromab, SRK-181, SRK-439, or any future product candidates. Many of the factors that cause, or lead to, a delay in the initiation or completion of clinical trials may also ultimately lead to the denial of regulatory approval or limit market acceptance of our product candidates.

●	The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later-stage clinical trials.
●	Interim, initial and preliminary results from our clinical trials that we announce or publish from time to time may change (e.g., from positive safety or efficacy results to poor or negative safety or efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.
●	We rely on third parties to conduct our clinical trials and to conduct certain aspects of our preclinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may be delayed or unable to receive regulatory approval of or commercialize apitegromab, SRK-181, SRK-439 or any future product candidates, and our business could be materially harmed.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to develop our product pipeline and receive regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

Risks Related to Our Business and Operations

●	Because we rely on a limited number of third-party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials, and, if approved, commercial materials, may become limited or interrupted or may not be of satisfactory quantity or quality.
●	Our reliance on third parties, such as manufacturers, third-party logistics providers, specialty distributors, specialty pharmacies, and patient service providers, may subject us to risks and may cause us to undertake substantial obligations, including financial obligations.
●	We will need to continue to grow our organization in certain areas, including our personnel, systems and relationships with third parties, in order to develop our drug candidates and we may experience difficulties in managing this growth.
●	Our executives and highly skilled technical and managerial personnel are critical to our business. If we have transition in management, lose key personnel, or if we fail to recruit additional highly skilled personnel, our ability to further develop apitegromab, SRK-181, SRK-439 and identify and develop new or next generation product candidates may be impaired.
●	Failure to comply with health care, privacy and data protection laws and regulations could lead to government or competent authority enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operation results and business.

Risks Related to Our Intellectual Property

●	Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
●	Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Third-party claims of intellectual property infringement may prevent or delay our product discovery, development, and commercialization efforts.

Risks Related to Our Financial Condition and Capital Requirements

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

●	We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of apitegromab, SRK-181, SRK-439 and any future product candidates.

Risks Related to Our Common Stock

●	The price of our stock is volatile, and you could lose all or part of your investment.

Risks Related to Product Development, Regulatory Approval and Commercialization

The regulatory approval process for apitegromab in the U.S., EU and other jurisdictions will be lengthy, time-consuming and inherently unpredictable and we may fail to receive or be delayed in receiving regulatory approval of apitegromab, or we may receive regulatory approval for only a subset of SMA patients. The CRL received from the FDA in September 2025 will require us to resubmit the apitegromab BLA and our progress toward potential commercialization of apitegromab has been delayed. The CRL could impact the current review process of our MAA with the EMA, which could result in a delay or a resubmission of the MAA to the EMA.

The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, promotion and distribution of drug products, including biologics, are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities outside the U.S. We are not permitted to market any biological product in the U.S. until we receive a biologics license from the FDA. Prior to submitting the BLA to the U.S. FDA in January 2025 and submitting the MAA to the EMA in March 2025 for apitegromab as a treatment for patients with SMA, we had not submitted a BLA to the FDA or MAA to the EMA or similar marketing application to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. FDA, EMA or comparable foreign regulatory authorities’ approval of a new biologic or drug generally requires data from one or more adequate and well-controlled pivotal Phase 3 clinical trials of the biologic or drug in the relevant patient population. The FDA, EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials or our analysis or interpretation of data from preclinical studies or clinical trials, the results of our clinical trials may not meet the level of statistical significance or amount of data required for approval, regulatory authorities may not agree with the statistical methods we used to evaluate our clinical data, or we may be unable to demonstrate that apitegromab’s clinical and other benefits outweigh its safety risks. Even if the FDA, EMA, or other regulatory authorities were to grant approval for apitegromab in SMA, one or more of these regulatory authorities may determine that the approval should be limited to a subset b of SMA patients, which could restrict the commercial potential of apitegromab in SMA. A BLA to the FDA or MAA to the EMA must also include significant information regarding the chemistry, manufacturing, and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection as well as certain key clinical sites conducting our clinical trials. The FDA, EMA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies.

In September 2025, we received a CRL from the FDA citing observations identified during an FDA inspection of a third-party fill-finish facility. This facility was issued a Form 483 by the FDA in July 2025 and the inspection classification of this facility is OAI. The observations were related to the facility and were not specific to apitegromab. The CRL did not cite any other approvability concerns, including apitegromab’s efficacy and safety data or the third-party drug substance manufacturer. In November 2025, we completed an in-person Type A meeting with the FDA that included participation of representatives from the third-party fill-finish facility. Also in November 2025, the third-party fill-finish facility received a warning letter from the FDA and continues to work with the FDA to resolve the outstanding issues cited in the warning letter. We plan to resubmit the apitegromab BLA at such time after the facility resolves the cGMP deficiencies identified in the CRL, however, there can be no guarantee of the timing of the facility’s resolution of those deficiencies or that the FDA will approve apitegromab upon our resubmission of the BLA. The CRL has delayed our progress toward potential commercialization of apitegromab and we may be subject to additional risks such as a loss of our competitive advantage, increased litigation and other regulatory issues.

The CRL could also adversely affect the ongoing regulatory review of the apitegromab MAA by the EMA. As part of its review, the EMA has a mutual recognition agreement with the FDA, and we believe satisfactory resolution of the OAI classification will be necessary for MAA approval. The EMA may also require additional assurance regarding the suitability of manufacturing sites prior to approval which could result in a delay in review timelines. GMP non-compliance at the third-party fill-finish facility could, in the most adverse scenario, even result in a negative CHMP opinion and refusal of the MAA by the European Commission.

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

Although we are preparing our commercialization capabilities in anticipation of a potential approval and commercial launch of apitegromab in the United States and Europe, we have no prior sales or distribution experience and limited capabilities for marketing and market access. We expect to invest significant financial and management resources over time to establish compliance, medical affairs and commercial organizations for the marketing, sales and distribution of apitegromab in the United States and Europe, if approved in each jurisdiction, and other capabilities and infrastructure to support commercial operations. If we are unable to establish these commercial capabilities and infrastructure in a timely manner or to enter into agreements with third parties to market, sell, and/or distribute apitegromab if approved, we may be unable to complete a successful commercial launch. To the extent we enter into agreements with third parties, the revenue we receive may depend upon the efforts of such third parties, over which we may have limited or no control, and our revenue from product sales may be lower than if we had commercialized the products ourselves. We also face competition in our search for third parties to assist us with the distribution, sales and marketing of our products.

Furthermore, we intend to commercialize apitegromab in the United States and Europe initially, and globally, if approved. In order to do so, we must build, on a territory-by-territory basis, marketing, sales, distribution, managerial and other capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so.

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

We also may experience numerous unforeseen events during, or as a result of, any clinical trials in process or any future clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize apitegromab, SRK-181, SRK-439, or any future product candidates, including:

●	delay or inability to reach agreement with the FDA or comparable foreign regulatory authorities on acceptable clinical trial design, conduct or statistical analysis plan;
●	regulators, Institutional Review Boards (“IRBs”) or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trials of any product candidates may fail to show safety and effectiveness, or produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
●	the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower or more challenging than we anticipate or subjects may drop out of these clinical trials or fail to return for post treatment follow-up at a higher rate than we anticipate;
●	challenges in identifying or recruiting sufficient study sites or investigators for clinical trials;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	clinical study sites or clinical investigators may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to, or regulators, IRBs, DSMBs, or ethics committees may recommend or require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or unexpected characteristics, or reports from clinical testing of other therapies that raise safety or efficacy concerns about our product candidates;

●	limitations on our or our CROs’ ability to access and verify clinical trial data captured at clinical study sites through monitoring and source document verification;
●	the cost of clinical trials of a product candidate may be greater than we anticipate;
●	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate to initiate or complete a given clinical trial;
●	our product candidates may have undesirable side effects or other unexpected characteristics when used in a new disease indication or with products in a different class which may raise safety, efficacy or other concerns about our product candidate as a potential therapy in that new disease indication or other indications or its use with products in a different class;
●	our failure to establish an appropriate safety profile for a product candidate based on clinical or preclinical data for such product candidate and/or data emerging from other molecules in the same class as our product candidate;
●	the FDA, EMA or other regulatory authorities may require us to submit additional data, such as long-term toxicology studies, or change or impose other requirements before permitting us to initiate a clinical trial; and
●	evolution in the standard of care or changes in applicable governmental regulations or policies during the development of a product candidate that require amendments to ongoing clinical trials and/or the conduct of additional preclinical studies or clinical trials.

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

Our product development costs will increase if we experience delays in clinical testing or marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product candidates. Any delays in our clinical development programs may harm our business, financial condition and results of operations significantly.

Our clinical development strategy depends on the continued use and availability of certain third-party approved drug therapies.

Patients in ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies, and OPAL, our Phase 2 clinical trial of apitegromab in children under the age of two living with SMA, are receiving apitegromab in conjunction with an approved SMN targeted treatment. These patients are reliant on the continued use and availability of such treatments. If access to an approved SMN targeted treatment such as nusinersen or risdiplam becomes limited or is unavailable, we may be forced to pause or stop our ONYX or OPAL clinical trials, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for apitegromab in the trial or reduce the amount of data or confound the data from this trial. Any delay or suspension of our clinical trials would significantly delay our clinical development programs and harm our business, financial condition and results of operations.

The results or success of preclinical studies and early-stage clinical trials of our product candidates may not be predictive of future results or replicated in later preclinical studies or clinical trials of our product candidates in the same indications or other indications.

The results or success of preclinical studies and early-stage clinical trials of our product candidates may not be predictive of future results or replicated in later preclinical studies or later-stage clinical trials. Preclinical studies and early-stage clinical trials are primarily designed to study PK and PD, understand the side effects of product candidates, and evaluate various doses and dosing schedules. Our current or future product candidates may demonstrate different chemical, biological and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Product candidates in later-stages of clinical trials may fail to show desired pharmacological properties or produce positive safety and efficacy results despite having progressed through preclinical studies and early-stage clinical trials. Additionally, product candidates evaluated in one disease indication may interact in unforeseen or harmful ways in a patient population with a different disease indication than was previously studied. For example, apitegromab was evaluated in our Phase 3 SAPPHIRE clinical trial for the treatment of patients with Type 2 and Type 3 SMA and apitegromab was evaluated in our Phase 2 EMBRAZE proof-of-concept trial in combination with tirzepatide in obesity. Top-line data from each clinical trial have been released and apitegromab did not interact in any new ways despite the different patient population and disease indications studied in each trial. We cannot assure you that any future clinical trials of apitegromab, such as our Phase 2 FORGE clinical trial in patients with FSHD, or any of our other anti-myostatin antibodies will show positive results or interact in ways similarly to that which was previously studied in a different disease indication. There can be no assurance that any of our current or planned clinical trials will ultimately be successful or support further clinical development or registration of any of our product candidates.

Interim, initial, or preliminary results from our clinical trials that we announce or publish from time to time may change (e.g., from positive safety or efficacy results to poor or negative safety or efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.

Any interim, initial or preliminary data or results from clinical trials, including interim top-line results and other results published from our clinical trials may materially change as more patient data become available. Preliminary, initial, interim or top-line results also remain subject to audit, validation and verification procedures that may result in the final data being materially different from the data we previously published. As a result, interim, initial or preliminary data may not be predictive of final results and should be viewed with caution until the final data are available. We may also arrive at different conclusions, or considerations may qualify such results, once we have received and fully evaluated additional data. Differences between preliminary, initial or interim data and final data could adversely affect our business.

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

For example, we are developing apitegromab for the treatment of people with FSHD, a rare disease, affecting an estimated 30,000 people in the U.S. and Europe. As a result, we may encounter difficulties enrolling patients in our clinical trials for apitegromab in FSHD due, in part, to the small size of this patient population. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Additionally, patients may opt out of participation in clinical trials in favor of treatment with FDA approved therapies, or therapies approved in the EU or other foreign jurisdictions.

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

Any third parties conducting aspects of our preclinical studies or clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to our preclinical studies and clinical trials. The third party CROs and clinical trial sites that conduct our clinical trials may experience staffing shortages and the inability of a CRO or clinical trial site to maintain appropriate levels of competent staffing to support the demands of our clinical trials could negatively impact the execution of our clinical trials. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines if they need to be replaced or if the quality or accuracy of the preclinical or clinical data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements or for other reasons, our development timelines, including clinical development timelines, may be extended, delayed or terminated and we may not be able to complete development of, receive regulatory approval of or successfully commercialize our product candidates.

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

We have received Rare Pediatric Disease designation for apitegromab for the treatment of SMA. Designation of a biologic as a product for a rare pediatric disease does not guarantee that a BLA for such biologic will meet the eligibility criteria for a rare pediatric disease priority review voucher at the time the application is approved. Pursuant to the Federal Food, Drug, and Cosmetic Act, in January 2025 we requested a rare pediatric disease priority review voucher in our BLA submission for apitegromab for the treatment of SMA and in March 2025 the FDA granted priority review of this BLA. The FDA may determine that the resubmitted BLA for apitegromab, if approved, does not meet the eligibility criteria for a rare pediatric disease priority review voucher, including for the following reasons:

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

Receiving and maintaining regulatory approval of apitegromab in one jurisdiction does not mean that we will be successful in receiving or maintaining regulatory approval of apitegromab in other jurisdictions.

Receiving and maintaining regulatory approval of apitegromab in one jurisdiction does not guarantee that we will be able to receive or maintain regulatory approval in any other jurisdiction, but a failure or delay in receiving regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions. Even if the FDA grants marketing approval of apitegromab, the EC, the competent authorities of EU Member States or comparable regulatory authorities in foreign jurisdictions may not approve the manufacturing, marketing and promotion of apitegromab in other countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., apitegromab must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the U.S. have requirements for approval of apitegromab with which we must comply prior to marketing in those jurisdictions. Receiving foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of apitegromab in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of apitegromab will be harmed.

Even if we receive regulatory approval of apitegromab, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with apitegromab.

If apitegromab is approved, we will be subject to ongoing regulatory requirements, including requirements related to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, import, export, conduct of post-marketing studies and submission of safety, efficacy and other post-marketing information. The safety and efficacy profile of apitegromab will continue to be closely monitored by the FDA and comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with current cGMP and GCP requirements for any clinical trials that we conduct post-approval.

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

Any regulatory approvals that we receive for apitegromab may be subject to limitations on the approved uses for which the product may be marketed or contain requirements for potentially costly post-market testing, including Phase 4 clinical trials and surveillance to monitor the safety and efficacy of apitegromab.

Later discovery of previously unknown problems with apitegromab, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of apitegromab, withdrawal of apitegromab from the market or voluntary or mandatory product recalls;
●	fines, warning letters, untitled letters or holds on clinical trials;
●	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
●	product seizure or detention or refusal to permit the import or export of apitegromab; and
●	permanent injunctions and consent decrees, including the imposition of civil or criminal penalties.

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market apitegromab in the EU, we may not be successful in commercializing apitegromab if and when it is approved.

We anticipate a decision from the EMA in mid-2026 and we have recently begun to build our sales or marketing infrastructure in Europe. We have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for apitegromab, if approved, for which we retain sales and marketing responsibilities, we must continue to develop a sales and marketing organization and/or outsource certain functions to third parties, including third party distributors.

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

Factors that may inhibit our efforts to commercialize apitegromab on our own in Europe include:

●	our ability to recruit and retain adequate numbers of effective sales and marketing personnel;

●	the ability of sales personnel to obtain access to physicians or educate adequate numbers of physicians on the benefits of prescribing apitegromab; and
●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we enter into arrangements with third parties to perform sales and marketing services, our product revenue or the profitability of these product revenue to us may be lower than if we were to market and sell apitegromab ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market apitegromab or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market apitegromab effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing apitegromab.

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

We have limited experience manufacturing our product candidates on a commercial scale. We rely on a limited number of third-party contract manufacturers to manufacture all of our clinical trial product supplies and, if approved, all of our commercial product supplies, including all of our drug substance, fill-finish, labeling, and packaging. We do not own our own manufacturing facilities for producing any clinical trial or commercial product supplies. Our supply chain also depends on a limited number of suppliers for critical raw materials and components (including container closure systems), and any disruption, quality issue, or shortage could delay manufacturing or regulatory approvals. There can be no assurance that our preclinical, clinical development, and, if approved, commercial product supplies will not be limited or interrupted due to impacts to our third-party contract manufacturers. For example, we rely on a single source supplier for the drug substance and fill-finish manufacture of apitegromab, SRK-181 and SRK-439. We are advancing activities at a second US-based fill-finish facility to strengthen supply continuity and support future commercial demand of apitegromab. Any replacement of our current drug substance contract manufacturer or fill-finish contract manufacturer would require significant resources, lead time and expertise because there may be a limited number of qualified replacements. In addition, our ability to procure sufficient supplies for the development of apitegromab, SRK-181, SRK-439 or future product candidates could be impacted by factors outside of our control such as current macroeconomic and geopolitical events, the changing rates of inflation and interest rates and tariff policies. We have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party contract manufacturers supply and/or manufacture materials or products for other companies, which exposes our third-party contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally.

For example, in September 2025, we received a CRL from the FDA citing observations identified during an FDA inspection of a third-party fill-finish facility. This facility was issued a Form 483 by the FDA in July 2025 and the inspection classification of this facility is OAI. The observations were related to the facility and were not specific to apitegromab. In November 2025, we completed an in-person Type A meeting with the FDA that included participation of representatives from the third-party fill-finish facility. Also in November 2025, the third-party fill-finish facility received a warning letter from the FDA and continues to work with the FDA to resolve the outstanding issues cited in the warning letter.

The manufacturing process for a product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMP. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to internalize certain activities or rapidly onboard alternative third-party manufacturing capacity, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. These factors would increase our reliance on the original manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product candidates. If we must change manufacturers for any reason, we may be required to qualify and validate a new manufacturer’s facilities, processes and quality systems for compliance with applicable regulatory requirements, including cGMP. We may also need to conduct manufacturing comparability studies to demonstrate that any new manufacturing process produces product consistent with specifications previously submitted to the FDA or other regulatory authorities. These activities could result in delays and increased costs and could negatively affect our ability to develop and commercialize our product candidates in a timely manner or within budget.

We expect to continue to rely on third-party manufacturers for commercial supplies of drug substance, drug product, fill-finish, and packaged and labeled product for apitegromab, if we receive regulatory approval. We do not have long-term supply agreements in place with many of our contract manufacturers, and each batch for our product candidates is individually contracted through a purchase order governed by master service and quality agreements. If any of these manufacturers are unwilling to or unable to supply adequate quantities of product on acceptable terms or timelines, or are unable to comply with cGMP or other applicable requirements, we may be required to qualify and onboard alternative suppliers, which could result in delays to clinical development, regulatory submissions or approvals, or commercialization.

Failure to maintain compliance with cGMP can result in regulatory action against our third-party manufacturers, including FDA sanctions, which could disrupt our manufacturing and supply chain and lead to delays in our clinical development programs, regulatory submissions or approvals, or commercial supply, if approved. In addition, delays in securing or maintaining manufacturing capacity for drug substance, fill-finish, labeling and packaging, or failures by our contract manufacturers or suppliers to perform as required, could delay clinical trials, regulatory filings, or commercial launches, which could negatively affect our business.

Our reliance on third parties, such as manufacturers, third-party logistics providers, specialty distributors, specialty pharmacies, and patient service providers, may subject us to risks and may cause us to undertake substantial obligations, including financial obligations.

To conduct later-stage clinical trials and, if approved, produce commercial product, we will need to manufacture our product candidates in larger quantities and at appropriate quality standards. We rely on third-party contract manufacturers to scale our manufacturing processes for our clinical programs, and if approved, for commercial supply. We and our manufacturing partners may be unable to increase manufacturing capacity in a timely or cost-effective manner, and quality control issues may arise during process scale-up, technology transfer, or commercial production. If we, or any manufacturing partners, are unable to scale manufacturing of our product candidates in sufficient quantity or quality, development activities, clinical trials, regulatory submissions, or approvals, or commercial launch and supply could be delayed, disrupted, or become infeasible, which could materially affect our business. In September 2025, we received a CRL from the FDA for the apitegromab BLA citing observations identified during an FDA inspection of a third-party fill-finish facility. The facility received a Form 483 in July 2025, the facility was classified as OAI and in November 2025 received a warning letter from the FDA. The observations were related to the facility and were not specific to apitegromab.

Our reliance on third-party logistics providers, specialty distributors, specialty pharmacies, and patient services providers may subject us to risks that could impact the commercialization and patient access to apitegromab. If apitegromab is approved, we expect to use limited distribution agreements, which could concentrate supply with a small number of specialty pharmacies, increasing the risk of distribution disruptions, capacity constraints, and gaps in patient access if these partners fail to perform. Additionally, third parties manage high-touch patient support, reimbursement processing, and copay assistance, and any failures in these areas could lead to delays in initiation of treatment, coverage denials, and financial barriers for patients. Additionally, challenges such as disruptions in logistics, product-handling or quality-control issues, cybersecurity or privacy incidents, licensing or other regulatory non-compliance, or delays in onboarding key distribution partners may arise and may cause us to undertake substantial obligations, including financial obligations. If we or our third-party distribution service providers fail to scale and manage commercial distribution operations efficiently, the launch, commercialization, or continued supply of apitegromab may be delayed or compromised, which could significantly harm our business, reputation, and financial results.

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

Further, there have been, and may continue to be, significant changes to U.S. trade policies, sanctions, legislation, treaties and tariffs, including, but not limited to, trade policies and tariffs affecting products from outside of the U.S. The extent and duration of increased tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand in affected markets. While many of our supply chain and manufacturing activities occur within the U.S., we rely on globally sourced raw materials, components, and consumables. As a result, changes in trade policies, including the imposition of tariffs, export restrictions, or other geopolitical restrictions could result in increased costs or cause delays in the procurement of necessary materials or services. Any such disruptions in the global supply chain caused by macroeconomic events and conditions could adversely affect the development, testing and clinical trials of apitegromab, SRK-181, SRK-439, and any future product candidates, or it may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product may be delayed or not obtained, which could significantly harm our business.

We will need to continue to grow our organization in certain areas, including our personnel, systems and relationships with third parties, in order to develop and potentially commercialize our product candidates, and we may experience difficulties in managing this growth.

As our clinical development plans and commercialization strategies continue to develop and expand, we expect we will need to hire additional managerial, clinical development, scientific, regulatory, commercial, and administrative personnel. Our ability to compete in the highly competitive biotechnology industry depends upon our ability to attract and retain highly qualified specialized personnel. As apitegromab approaches commercialization globally, we will also need to hire sales, marketing and other commercial personnel in the new markets we plan to enter. Future growth would impose significant added responsibilities on members of management, including:

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

Our performance substantially depends on the performance of our management team. Any transition or loss of the services of any of our executives or highly skilled technical and managerial personnel could have a disruptive impact on our ability to implement our strategy and impede the achievement of our research, development and commercialization objectives. In addition, these transitions or departures could cause us to incur increased operating expenses, divert senior management resources in searching for replacements, or otherwise have a material adverse effect on our business, internal controls, financial condition and results of operations. Management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and operational execution during this phase. If we have additional changes to our executives or highly skilled technical and managerial personnel, we may be unable to successfully manage and grow our business, and our results of operations, execution of corporate goals, internal controls and financial condition could suffer as a result. The unplanned loss of the services of our executives or other personnel also could harm our reputation.

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

As a company that uses IT systems, our systems may be subject to cyber-attacks, incidents or compromises. Due to the nature of some of these attacks, there is a risk that they may remain undetected for a period of time. While we have invested in the protection of data and information technology, our efforts may not prevent service interruptions or security breaches (e.g., ransomware attacks and social engineering attacks (phishing)). Like other companies in our industry, we, and our third-party vendors, have experienced threats and cybersecurity incidents relating to our information technology systems and infrastructure. We maintain cyber liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business, or reputational losses, including regulatory fines, that may result from an interruption or breach of our systems.

Our employees, independent contractors, consultants, commercial partners, vendors and distributors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws and regulations of the FDA, EU Member States, EMA, MHRA and other similar foreign regulatory bodies; provide true, complete and accurate information to the FDA, EMA and other similar foreign regulatory bodies; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we receive FDA approval, EC approval or approval from other foreign regulatory bodies of apitegromab and begin commercializing that product in the U.S. or in such other jurisdictions, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by our employees, independent contractors, consultants, commercial partners and vendors, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of civil, criminal and administrative penalties, damages, monetary fines, individual imprisonment, disgorgement, possible exclusion from participation in government healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and the curtailment of our operations, any of which could adversely affect our ability to operate our business, financial condition and results of operations.

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

In addition, federal and state efforts to impose new restrictions on manufacturer and third-party patient assistance programs could limit the availability or scope of these support services. Any such restrictions could reduce patient access to our products, which may materially and adversely affect our sales, business, and financial condition. Furthermore, patient support programs continue to face increased scrutiny from enforcement authorities. It is possible that regulators could determine that certain aspects of our programs do not comply with applicable healthcare fraud and abuse laws, including by viewing certain support services as improper inducements. Any such determination could have a significant adverse impact on our business, including the imposition of civil, criminal, or administrative penalties, and, in severe cases, exclusion from participation in federal and state healthcare programs.

On April 1, 2025, the Bureau of Industry and Security of the U.S. Department of Commerce initiated a Section 232 investigation on Pharmaceuticals and Pharmaceutical Ingredients, whose scope includes, but is not limited to, finished drug products, medical countermeasures, active pharmaceutical ingredients, starting materials, and derivative products of those items. This Section 232 investigation could result in substantial tariffs on these and related items, which could negatively impact our costs of production and operating margins. On October 31, 2025, CMS issued its final rule for the calendar‑year Physician Fee Schedule (“BFSF Certification Final Rule”), which requires manufacturers to obtain certifications from their third‑party vendors confirming that Bona Fide Service Fees (“BFSFs”) associated with Part B drug sales are not passed through, in whole or in part, to any client or customer, regardless of whether that entity takes title to the drug. Manufacturers must begin complying the BSFS Certification Final Rule beginning January 1, 2026. In addition to submitting these certifications to CMS, manufacturers must maintain detailed documentation supporting the reasonable assumptions used to calculate Average Sales Price (“ASP”), including the methodologies used to classify BFSFs for each contract. These new requirements may increase the risk that certain fees could be reclassified as price concessions, which would negatively affect a product’s ASP. Any such reclassification could reduce future reimbursement for our product(s) under Medicare Part B, which may materially and adversely impact our revenue.

Federal legislative and regulatory efforts to implement reference pricing or most-favored-nation pricing models could impact our product revenues and materially harm our business.

On May 12, 2025, President Trump issued an executive order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the U.S. and directing the Secretary of HHS to communicate MFN price targets to pharmaceutical manufacturers to align prices with those in comparably developed nations and, in the event significant progress towards MFN pricing is not delivered, to propose rulemaking to impose MFN pricing.

Since the May 12, 2025 order, the Trump administration has continued to exert pressure on drug manufacturers to implement MFN pricing, including by suggesting that the administration may impose significant tariffs on pharmaceuticals if such manufacturers do not reach agreements to implement MFN pricing. Further, in November 2025, the CMS introduced the GENEROUS Model, a voluntary Medicaid payment initiative under which participating drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs that are intended to provide such Medicaid programs with an MFN price for the manufacturers’ products. Additionally, in December 2025, CMS announced proposals for new mandatory demonstration payment models through two proposed rules under its CMMI authority, GLOBE for Medicare Part B and GUARD for Medicare Part D. If finalized, these models would impose additional mandatory rebates on manufacturers of certain Medicare Part B and Medicare Part D drugs, for select Medicare populations intended to represent 25% of Medicare patients, if the Medicare prices for such products exceed those paid in economically comparable countries. Both the GLOBE and GUARD models have proposed seven-year testing periods, with the GLOBE model proposed to begin on October 1, 2026 and the GUARD model proposed to begin on January 1, 2027.

These reforms remain subject to change, potential legal challenges, or expansion through additional rulemaking or sub-regulatory guidance, creating uncertainty for our overall pricing strategy. It remains to be seen whether and how these drug pricing initiatives will apply to our product candidates, how they will affect the broader pharmaceutical industry, and whether similar reform measures may be adopted in the future.

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

We, our CROs, and any potential collaborators may be subject to strict and changing federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security) and policies and contractual obligations related to data privacy and security. In the U.S., numerous federal and state laws and regulations, including federal health information privacy laws, state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our CROs and collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009. Depending on the facts and circumstances, we could be subject to civil, criminal, and administrative penalties if we knowingly obtain, use, or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

We have conducted clinical trials and are currently conducting ONYX, our long-term extension clinical trial of apitegromab and OPAL, our Phase 2 clinical trial of apitegromab in children under the age of two living with SMA, in the EEA and the UK, and may conduct future clinical trials in the EEA or the UK. We are therefore subject to European privacy laws, where we collect and use personal data including health related data, in connection with our clinical trials in the EAA, or the UK, including the EU General Data Protection Regulation (the “EU GDPR”), the UK General Data Protection Regulation (the “UK GDPR”) (collectively referred to as the “GDPR”), as well as other national data protection legislation in force in the relevant EEA Member States and the UK (including the UK Data Protection Act of 2018), which govern the collection, use, storage, disclosure, transfer, or other processing of personal data (including health data processed in the context of clinical trials) regarding individuals in the EEA and UK. The GDPR imposes a broad range of strict requirements on companies that process personal data, including requirements relating to having legal bases and conditions for processing personal data and transferring such personal data outside the EEA or the UK, including to the U.S., providing details to those individuals regarding the processing of their personal information and, when relevant, data transfer agreement or other transfer mechanism in place for transfer of personal data from Europe to the US, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, where required reporting security breaches involving personal data to the competent national data protection authority and affected individuals, where required, appointing data protection officers, where required conducting data protection impact assessments for high risk processing, and record-keeping. The GDPR imposes penalties in the event of non-compliance, including fines of up to 20.0 million Euros (17.5 million GBP for the UK) or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

The GDPR also imposes strict rules on the transfers of personal data outside of the EEA or the UK to third countries, such as the US in certain circumstances, unless a derogation exists or a valid GDPR transfer mechanism (for example, the European Commission approved standard contractual clauses (“SCCs”) and the UK International Data Transfer Agreement/Addendum (“UK IDTA”)). Where relying on the SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The complexity and the additional contractual burden increases our overall risk exposure. There may be further divergence on international transfer safeguards in the future, including with regard to administrative burdens. Any inability to transfer personal data from the UK and EEA to the US (and other third countries) in compliance with data protection laws may adversely affect our operations and our business and financial position. The UK data protection regime is independent from but currently still aligned with the EEA’s data protection regime. However, going forward, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the UK and EEA. Although the UK is regarded as a third country under the EU GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. Similarly, the UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. However, the UK Data (Use and Access) Act 2025 now in force, may further differentiate the UK’s data protection regimes and could potentially impact the UK’s adequacy decision granted by the European Commission. The respective provisions and enforcement of the EU GDPR and UK GDPR may continue to diverge, creating additional regulatory challenges and uncertainty. This evolving regulatory landscape could increase legal risk, complexity and cost to our handling of personal data, and may require us to adapt our privacy and data security compliance programs to account for increasing legal and regulatory divergence between the UK and the EEA.

Further, EU Member States have adopted implementing national laws to implement the EU GDPR which may partially deviate from the EU GDPR and the competent authorities in the EU Member States may interpret EU GDPR obligations slightly differently from country to country, so that we do not expect to operate in a uniform legal landscape in the EU. Also, as it relates to processing and transfer of genetic data, the EU GDPR specifically allows national laws to impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty.

The GDPR increases our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR. While we’ve taken steps to comply with the GDPR, including as implemented by individual countries, we face uncertainty as to the exact interpretation of these requirements and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the law. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

In addition, in the United States, many states in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Further, in some cases where we process sensitive and personal information of individuals from numerous states, we may find it necessary to comply with the most stringent state laws applicable to any of the information. For example, the CCPA creates comprehensive individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. While there are currently exceptions for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA, as amended by the California Privacy Rights Act, and other enacted or proposed comprehensive state consumer privacy legislation may impact our business activities. Furthermore, certain states have passed or are considering laws that are specifically focused upon health privacy, such as Washington’s My Health My Data Act. The My Health My Data Act imposes new state restrictions and requirements on the processing and sale of consumer health data and creates a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. The effects of state and federal privacy laws are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. We continue to monitor the impact that the state consumer privacy and protection laws, like the CCPA and the My Health My Data Act, may have on our business activities. See the section in this Annual Report entitled “Business – Government Regulation – European General Data Protection Regulation” and “Business – Government Regulation – Other Healthcare and Privacy Laws.”

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

Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”), the world’s first comprehensive AI law, entered into force on August 1, 2024, and most provisions of which will become effective on August 2, 2026. This legislation imposes tiered obligations on providers and deployers of artificial intelligence systems which are put onto the EU market, or where the output is intended for use in the EU market, depending on the risk classification of the AI system, and encourages providers and deployers of artificial intelligence systems to account for EU fundamental rights in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, and if the AI systems are considered high risk, we would be required to implement substantive risk and quality management systems and post-market monitoring systems and adhere to specific and burdensome and costly ethical, accountability, and administrative requirements. Other jurisdictions, including the United States and UK, are also taking steps to regulate AI systems. The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain our service offerings to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible, safe and ethical manner and to minimize any real or perceived unintended harmful impacts.

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

Coverage and reimbursement may be limited or unavailable in certain market segments for apitegromab, if approved, which could make it difficult for us to sell apitegromab profitably.

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

EU drug marketing and reimbursement regulations may materially affect our ability to market and receive coverage for apitegromab in the EU Member States. Also, unfavorable pricing and reimbursement decisions in the EU could delay or limit commercialization of apitegromab, if approved, and materially adversely affect our business, financial condition and results of operations.

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

Much like the federal Anti-Kickback Statute prohibition in the U.S., the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national anti-inducement, advertising and anti-bribery laws of EU Member States, and in respect of the UK (which is no longer a member of the EU), the Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

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

Even if apitegromab or any of our future product candidates receive marketing authorization in the EU or UK, we may be unable to successfully commercialize such products in those markets if we are unable to secure pricing and reimbursement on terms that are commercially acceptable. In most foreign countries, including several EU Member States, marketing authorization is only the first step toward patient access and the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing and reimbursement vary widely from country to country. For example, each EU Member State conducts its own health technology assessment (“HTA”), pricing negotiations, and reimbursement decision-making, potentially resulting in delays of 12-24 months or more (on average) between EC approval and commercial availability. EU Member States can also restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Payers in many European countries impose increasingly stringent clinical, pharmacoeconomic, and budget-impact requirements that may differ significantly from those considered by regulatory authorities during the marketing authorization process. As a result, European authorities may conclude that the benefit–risk profile, real-world evidence, or incremental clinical value of apitegromab, when used as an adjunct to SMN-targeted therapies, does not justify the price we seek.

In December 2021, the Health Technology Assessment Regulation, Regulation (EU) 2021/2282, (“HTAR”) was adopted. The HTAR entered into force on January 11, 2022 and started to apply from January 12, 2025, with phased application depending on the category of health technology. Under the HTAR, EU Member States are required to use common HTA tools, methodologies, and procedures across the EU. Among others, the HTAR establishes an HTA coordination group, composed of national HTA bodies, which jointly conduct Joint Clinical Assessments (“JCAs”) of certain new medicines (including, in the initial phase, oncology medicines and advanced therapy medicinal products) and certain high-risk medical devices and provides for a single EU-level dossier submission for the purposes of JCAs. However, the HTAR focuses on the clinical aspects of HTA, i.e. the relative clinical effectiveness and relative clinical safety of a new health technology compared with relevant existing health technologies, and, as such, individual EU Member States remain responsible for determining the overall value of a new health technology within their healthcare systems, as well as making pricing and reimbursement decisions.

Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced Member States, can further reduce prices. Pricing negotiations in the EU are highly unpredictable and a Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In addition, regional decision-making, such as in Italy, Spain, and Germany, may lead to fragmented sub-national reimbursement requirements, duplicative reviews, or further restrictions on access. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of our product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Generating such data may require substantial investment and time and may delay reimbursement approval or lead to conditional or temporary reimbursement that could be revoked if post-authorization evidence does not meet the expectations of payers.

There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for apitegromab. Historically, products launched in the EU do not follow price structures of the U.S. and generally prices tend to be significantly lower and, in certain countries, below levels required for commercial viability. Publication of discounts by third-party payors or authorities may lead to further pressure on the prices or reimbursement levels within the country of publication and other countries. Moreover, any delays or negative outcomes in pricing or reimbursement negotiations in major markets such as Germany, France, Italy, Spain, or the UK could adversely influence decisions in other EU Member States due to cross-border reference pricing, or coordinated negotiation mechanisms that are increasingly being adopted across the EU. A low price, stringent reimbursement limitation, or reimbursement denial in one influential country may therefore have a cascading effect across multiple markets. In addition, if negotiated EU list prices become public, an unfavorable price published in one EU Member State could place pressure on pricing negotiations in other jurisdictions.

If pricing is set at unsatisfactory levels or if reimbursement of apitegromab is unavailable or limited in scope or amount, our revenues from sales by us or our strategic partners and the potential profitability of apitegromab in those countries would be negatively affected. If we are unable to secure satisfactory pricing and reimbursement in the EU, or if the reimbursement landscape evolves in ways that impose additional uncertainty, delay, or financial burden, we may be unable to realize the full commercial potential of apitegromab or any future product candidate in these markets. Any of these events could materially adversely affect our business, prospects, financial condition and results of operations.

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

If our future collaborations do not result in the successful discovery, development and commercialization of product candidates or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under such collaboration. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report also apply to the activities of potential therapeutic collaborators.

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

In addition, periodic maintenance fees on any issued patent are due to be paid to the U.S. Patent Office (“USPTO”) and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can, in many cases, be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Moreover, complications due to public health crises such as global pandemics may result in inadvertent lapse due to, for example, unexpected closures of the USPTO or foreign patent offices, delays in delivery of notifications relating to deadlines, or failure to timely and/or properly obtain signatures on necessary documents. Additionally, due to the ongoing conflict in Ukraine, there remain uncertainties as to any potential impact on patent protection and/or enforcement in the region, including, for example, payments to the Russian Patent Office and other entities. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

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

As another example, in Europe, a new unitary patent system became effective in June 2023, which may significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the UPC. As the UPC is a new court system, there is little precedent for the court, increasing the uncertainty of any litigation. Subject to current transitional provisions, European patents have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC are potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

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

We are a biopharmaceutical company formed in 2012 and our operations to date have been focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. We have not yet demonstrated the ability to progress any of our product candidates through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the fiscal year ended December 31, 2025 and 2024, we reported a net loss of $377.9 million and $246.3 million, respectively. We have incurred losses since our inception, and as of December 31, 2025, we had an accumulated deficit of $1.3 billion. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, apitegromab, SRK-181, SRK-439, and any future product candidates and prepare for the commercialization of apitegromab, if approved.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, including clinical trials for apitegromab and preclinical studies and clinical trials for SRK-439 and any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of December 31, 2025, we had approximately $367.6 million in cash, cash equivalents and marketable securities. Based on our current operating model, we believe that our existing cash, cash equivalents and marketable securities as of December 31, 2025, along with cash available to us, will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Additionally, any program setbacks or delays due to changes in federal or state laws or clinical site or clinical vendor policies as a result of the impacts of current macroeconomic and geopolitical events, increasing rates of inflation, tariff policies and rising interest rates could impact our programs and increase our expenditures. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

●	the initiation, progress, timing, completion, costs and results of clinical trials for our current and any future product candidates;
●	the clinical development plans we establish for our product candidates;
●	the number and characteristics of product candidates that we identify and develop;
●	the terms of any collaboration, strategic alliance, or licensing agreements we are currently party to or may choose to enter into in the future;
●	the outcome, timing and cost of meeting regulatory requirements established by the FDA, the EMA, and other comparable foreign regulatory authorities;
●	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
●	the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product candidates;
●	the effect of competing technological and market developments;
●	the cost and timing of developing research cell lines and development and completion of commercial scale outsourced manufacturing activities;
●	the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors resulting from pandemics or similar public health crises or macroeconomic conditions; and
●	the cost of establishing sales, marketing and distribution capabilities for any product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

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

As of December 31, 2025, we had net operating loss carryforwards for U.S. federal and state income tax purposes of $921.9 million and $861.4 million, respectively, which begin to expire in 2032, except for our post 2017 U.S. federal net operating loss carryforwards of $871.4 million and $3.2 million of state net operating losses which do not expire. As of December 31, 2025, we also had available tax credit carryforwards for U.S. federal and state income tax purposes of $74.1 million and $10.4 million, respectively, which begin to expire in 2034 and 2032, respectively. Additionally, for taxable years beginning after December 31, 2017 the deductibility of the indefinite lived federal and state net operating losses is limited to 80% of our taxable income in any future taxable year. Under Section 382 of the Code, changes in our ownership may limit the amount of our net operating loss carryforwards and tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Private placements and other transactions that have occurred since our inception, as well as our IPO, may trigger such an ownership change pursuant to Section 382 of the Code. Any such limitation, whether as the result of our IPO, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us, could have a material adverse effect on our results of operations in future years.

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

As of December 31, 2025, the fair value of our cash, cash equivalents and investments in our marketable debt securities portfolio was approximately $367.6 million and consisted primarily of investments in money market funds and U.S. treasury obligations and government agency securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

As of December 31, 2025, we had $0 in net unrealized losses in our marketable securities available-for-sale portfolio, and unrealized losses in our securities portfolio may increase in the future due to the aforementioned economic factors. While our goal is to hold each security until maturity, that may not be possible in light of our policy to preserve capital and liquidity and because investment in securities with unrealized losses has a diminished utility as a source of liquidity prior to maturity. Selling securities with an unrealized loss would result in the realization of such losses, which could have an adverse effect on our financial condition and results of operations.

The terms of our loan agreements place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On February 27, 2026, we terminated our previous Amended and Restated Loan and Security Agreement, dated as of February 10, 2025 with Oxford Finance LLC (“Oxford” and such agreement, as amended, the “Existing Loan Agreement”) and entered into a Financing Agreement (the “Financing Agreement”) with certain funds managed by Blue Owl Capital Corporation (“Blue Owl”). Concurrently with the entry into the Financing Agreement, we also entered into a Pledge and Security Agreement (the “Security Agreement”, together with the Financing Agreement, the “2026 Loan Agreement”) with Blue Owl.

The 2026 Loan Agreement currently provides us with up to $350.0 million of borrowing capacity. Our overall leverage and certain obligations and affirmative and negative covenants contained in the related documentation could adversely affect our financial health and business and future operations by limiting our ability to, among other things, satisfy our obligations under the 2026 Loan Agreement, refinance our debt on terms acceptable to us or at all, plan for and adjust to changing business, industry and market conditions, use our available cash flow to fund future acquisitions and make dividend payments, and obtain additional financing for working capital, to fund growth or for general corporate purposes, even when necessary to maintain adequate liquidity.

If we default under the 2026 Loan Agreement, Blue Owl may accelerate all of our repayment obligations and exercise all of their rights and remedies under the 2026 Loan Agreement and applicable law, potentially requiring us to renegotiate our agreement on terms less favorable to us. Further, if we are liquidated, the lenders’ right to repayment would be senior to the rights of the holders of our common stock to receive any proceeds from the liquidation. Blue Owl could declare a default upon the occurrence of customary events of default, including payment defaults, breaches of certain affirmative or negative covenants, material contract terminations, and withdrawal events, subject in certain cases to grace periods, cure mechanics, exceptions and thresholds, thereby requiring us to repay the loan immediately. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. Additionally, if we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Furthermore, our ability to pay cash dividends is currently restricted by the terms of our debt facility with Blue Owl, and future debt or other financing arrangements may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. Any return to stockholders will therefore be limited to the appreciation of their stock.

The members of our board of directors, management, and their affiliates, own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2025, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 8% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We no longer qualify as a smaller reporting company as of January 1, 2026, which will increase our costs and demands on management.

Based on the market value of our common stock held by our non-affiliates as of June 30, 2025, we are no longer a smaller reporting company as of January 1, 2026, and thus will be subject to additional disclosure and compliance requirements beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026. Due to this upcoming transition, we expect to devote significant time and effort to implement and comply with the additional standards, rules and regulations that will apply to us upon losing our smaller reporting company status. Compliance with the additional requirements will also increase our legal, accounting and financial compliance costs.

As a smaller reporting company, we availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Upon losing our smaller reporting company status beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, we will no longer be able to rely on the scaled disclosure requirements and other accommodations available to smaller reporting companies. This may require us to provide additional disclosures in our periodic reports, including more detailed executive compensation disclosures and additional financial statement information. The transition from smaller reporting company status will require significant resources, including additional personnel, enhanced systems and processes, and increased professional fees for accounting, legal, and compliance services. We will need to implement more comprehensive internal controls and procedures to meet the heightened requirements applicable to larger public companies. Due to the complexity and logistical difficulty of implementing the standards, rules and regulations that apply to non-smaller reporting companies, there is an increased risk that we may be found to be in non-compliance with such standards, rules and regulations or to have significant deficiencies or material weaknesses in our internal controls over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations and financial condition, and could cause a decline in the trading price of our common stock.

We expect to continue to incur increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives.

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. These rules and regulations have significantly increased our legal and financial compliance costs and we anticipate that these activities will become more time-consuming and costly over time now that we no longer qualify as an emerging growth company.

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

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, if we were to ever regain status as a “smaller reporting company”, our independent registered public accounting firm would not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. We will qualify as a “smaller reporting company” if the market value of our common stock held by non-affiliates is below $250 million (or $700 million if our annual revenue is less than $100 million) as of June 30 in any given year. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation.

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

As of December 31, 2025, approximately 250,000 shares of our common stock were reserved for issuance upon exercise of outstanding common stock purchase warrants. As of December 31, 2025, approximately 17,362,147 shares of our common stock were reserved for issuance upon exercise of pre-funded warrants, which are already included in our calculation of our weighted average common shares outstanding. Additionally, 12,229,399 shares of our common stock were reserved for issuance upon exercise of outstanding stock options, vested restricted stock units and vested performance stock units. The exercise of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price.

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

From January 1, 2025 through December 31, 2025, we sold 2,767,000 shares of our common stock resulting in net proceeds to us of $91.7 million pursuant to the Jefferies sales agreement.

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

Stockholders

As of February 26, 2026, there were approximately four stockholders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

Dividends

We have never declared or paid any dividends to our stockholders since our inception and we do not plan to declare or pay cash dividends in the foreseeable future. We currently anticipate that we will retain all available funds and any future earnings for the operation and expansion of our business. Furthermore, our ability to pay cash dividends is currently restricted by the terms of our debt facility with Blue Owl. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend on, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Equity Compensation Plans

The information required under this item is incorporated herein by reference to Item 12 of Part III of this Annual Report, such information to be provided in the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

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

Overview

We are a global biopharmaceutical company dedicated to improving the lives of children and adults with SMA and additional rare, severe and debilitating neuromuscular diseases. As a leader in the biology of TGFβ superfamily, our novel understanding of the molecular mechanisms of growth factor activation enabled the development of a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target the precursor, or latent, forms of growth factors. Based on our innovative, proprietary, and scalable technology platform, we are building a world-leading anti-myostatin pipeline.

Our lead pipeline product candidates include apitegromab, a subcutaneous formulation of apitegromab, and SRK-439.

Apitegromab is a novel, investigational, fully human monoclonal antibody that inhibits myostatin activation by selectively binding the pro- and latent forms of myostatin in skeletal muscle. Myostatin is a catabolic agent that functions as a negative regulator of muscle mass, therefore inhibition of myostatin results in increased muscle mass and strength. Apitegromab is in development for the treatment of people with SMA and for the treatment of people with FSHD.

In October 2024, we announced positive top-line results in SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with non-ambulatory Type 2 and Type 3 SMA (which is estimated to represent the majority of the current prevalent SMA patient population in the U.S. and Europe). The study achieved its primary endpoint. At the March 2025 Muscular Dystrophy Association Clinical & Scientific Conference, we presented additional data from secondary endpoint analyses in which apitegromab demonstrated a clinically meaningful and consistent benefit in motor function across pre-specified patient subgroups. We submitted a BLA to the FDA in January 2025 and the BLA was granted priority review designation. Priority review designation conveys that the FDA has determined that if apitegromab is approved, it could offer significant improvement in the safety or effectiveness of treatment of the serious condition of SMA. In September 2025, we received a CRL from the FDA related to observations identified during an FDA site inspection of a third-party fill-finish facility. The facility was issued a Form 483 by the FDA in July 2025 and the inspection classification of this facility is OAI. The observations were related to the facility and were not specific to apitegromab. The CRL did not cite any other approvability concerns, including apitegromab’s efficacy and safety data or the third-party drug substance manufacturer. In November 2025, we completed an in-person

Type A meeting with the FDA that included participation of representatives from the third-party fill-finish facility. Also in November 2025, the third-party fill-finish facility received a warning letter from the FDA and continues to work with the FDA to resolve the outstanding issues cited in the warning letter. We plan to resubmit the apitegromab BLA at such time after the facility resolves the cGMP deficiencies identified in the CRL, however, there can be no guarantee of the timing of the facility’s resolution of those deficiencies or that the FDA will approve apitegromab upon our resubmission of the BLA. In March 2025 we submitted to the EMA and received validation of our MAA for apitegromab for the treatment of SMA. Validation confirms that the application includes the essential regulatory elements required for scientific assessment of the MAA and the scientific evaluation process by the EMA’s Committee for Medicinal Products for Human Use can begin. If apitegromab is approved by the FDA or EMA, we expect to initiate a commercial product launch in the applicable jurisdictions upon approval.

A Phase 2 study evaluating apitegromab in patients with FSHD is expected to initiate in mid-2026. We see potential for apitegromab broadly in additional rare, severe, and debilitating neuromuscular diseases where muscle atrophy is a key component of disease pathogenesis, and we are actively exploring indications beyond SMA and FSHD.

In addition to the current IV formulation, we are developing a SC formulation of apitegromab. A Phase 1 study in healthy volunteers has been completed, demonstrating that SC apitegromab has favorable bioavailability and a comparable pharmacodynamic profile relative to IV apitegromab. Further development activities are ongoing, including planned FDA and EMA regulatory engagements.

Our clinical-stage pipeline also includes SRK-439, a novel, investigational, subcutaneously administered fully human anti-pro/latent myostatin antibody that has high inhibitory potency while maintaining selectivity towards myostatin. SRK-439 is being developed for the treatment of patients with rare, severe, and debilitating neuromuscular diseases. A Phase 1 study of SRK-439 in healthy volunteers is currently underway, with topline data anticipated in the second half of 2026.

Beyond our clinical-stage product candidates, our early-stage pipeline includes additional programs for the treatment of patients with rare, severe, and debilitating neuromuscular diseases.

As we focus our strategy on rare neuromuscular diseases, we are currently seeking partnerships for our additional programs. These programs include: SRK-181, a Phase 2-ready investigational inhibitor of latent TGFβ1 in development for the treatment of patients with solid tumors that are resistant to anti-PD-(L)1 antibody therapies; SRK-373, an investigational, highly selective inhibitor of the latent TGFβ1 isoform with selective activity in the fibrotic extracellular matrix, in preclinical development for the treatment of fibrotic diseases; and SRK-256, an investigational inhibitor of RGMc, or hemojuvelin, in preclinical development for the treatment of iron-restricted anemias. We are also seeking partners to further evaluate the potential for myostatin inhibition in combination with GLP-1 weight loss approaches following our positive Phase 2 EMBRAZE study, demonstrating proof-of-concept in the ability of apitegromab to drive statistically significant preservation of lean mass during tirzepatide-induced weight loss.

Using our innovative approach and proprietary platform, we are creating a pipeline of novel product candidates that selectively modulate growth factor activation implicated in rare, severe, and devastating neuromuscular diseases.

We have incurred significant operating losses since inception. Our net losses were $377.9 million for the year ended December 31, 2025. As of December 31, 2025, we had an accumulated deficit of $1.3 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future in performing our ongoing activities, as we:

●	develop our commercialization capabilities to support product sales, marketing and distribution activities;
●	continue development activities for apitegromab in SMA, the conduct of ONYX, the conduct of our Phase 2 OPAL study for SMA patients under two years of age and the associated drug supply;
●	explore and continue development activities for apitegromab in other neuromuscular disorders, including our planned Phase 2 FORGE clinical trial for apitegromab in FSHD;
●	continue research and development activities for our anti-myostatin program, including our Phase 1 clinical trial for SRK-439;

●	continue to discover, validate and develop additional product candidates through the use of our proprietary platform;
●	maintain, expand and protect our intellectual property portfolio;
●	hire additional research, development, commercial and other business personnel; and
●	continue to build the global infrastructure to support our operations as a global public company.

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

Financial Operations Overview

Operating Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for our research and development activities, including our product candidate discovery efforts, preclinical studies, manufacturing, and clinical trials under our research programs, which include:

●	employee-related expenses, including salaries, benefits and equity-based compensation expense for our research and development personnel;
●	expenses incurred under agreements with third parties that conduct research and development and preclinical activities on our behalf;
●	expenses incurred under agreements related to our clinical trials, including the costs for investigative sites and contract research organizations (“CROs”), that conduct our clinical trials;
●	manufacturing process-development, manufacturing of clinical supplies, commercial drug supply prior to FDA approval and technology-transfer expenses;
●	consulting and professional fees related to research and development activities;
●	costs of purchasing laboratory supplies and non-capital equipment used in our internal research and development activities;
●	costs related to compliance with clinical regulatory requirements; and
●	facility costs and other allocated expenses, which include expenses for rent and maintenance of facilities, insurance, depreciation and other supplies.

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

Any of these variables, or other factors, with respect to the development of apitegromab, SRK-181, SRK-439, SRK-373, SRK-256 or any of our future product candidates could significantly change the costs and timing associated with the development of that product candidate.

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

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024 (in thousands, except percentages):

	Year Ended December 31,		Change
	2025	2024	$	%
Operating expenses:
Research and development	$208,440	$184,550	$23,890	12.9%
General and administrative	176,205	67,504	108,701	161.0%
Total operating expenses	384,645	252,054	132,591	52.6%
Loss from operations	(384,645)	(252,054)	(132,591)	52.6%
Other income (expense), net	6,706	5,760	946	16.4%
Net loss	$(377,939)	$(246,294)	$(131,645)	53.5%

Operating Expenses

Research and Development

Research and development expense was $208.4 million for the year ended December 31, 2025 compared to $184.6 million for the year ended December 31, 2024, an increase of $23.8 million, or 12.9%. The following table summarizes our research and development expense for the years ended December 31, 2025 and 2024 (in thousands, except percentages):

	Year Ended December 31,		Change
	2025	2024	$	%
External costs by program:
Apitegromab	$89,802	$78,290	$11,512	14.7%
SRK-181	2,408	9,957	(7,549)	(75.8)%
SRK-439	8,969	11,638	(2,669)	(22.9)%
Other early programs and unallocated costs	6,677	3,047	3,630	119.1%
Total external costs	107,856	102,932	4,924	4.8%
Internal costs:
Employee compensation and benefits	81,196	64,354	16,842	26.2%
Facility and other	19,388	17,264	2,124	12.3%
Total internal costs	100,584	81,618	18,966	23.2%
Total research and development expense	$208,440	$184,550	$23,890	12.9%

The increase in research and development expense was primarily attributable to the following:

●	An increase in our external research and development costs of $4.9 million, which primarily consisted of:
o	$11.5 million increase in costs associated with apitegromab primarily due to an increase in drug supply manufacturing and the initiation of our Phase 2 OPAL trial in SMA patients under two years of age, partially offset by decreases in clinical trial costs as our Phase 2 TOPAZ trial extension period, our Phase 3 SAPPHIRE clinical trial and our proof-of-concept Phase 2 EMBRAZE trial are completed;
o	$7.5 million decrease in costs associated with SRK-181, as our Phase 1 DRAGON trial is completed;
o	$2.7 million decrease in preclinical costs and manufacturing development for SRK-439; and
o	$3.6 million increase in other early development candidates and unallocated costs as we continue to invest in our pipeline.
●	$19.0 million increase in internal research and development costs, which was primarily driven by an increase in employee related costs of $8.3 million, including salaries, bonus, benefits and payroll taxes related to increased headcount, an increase of $3.9 million in severance and other costs associated with our leadership change and an increase of $4.7 million in non-cash equity-based compensation expense related to increased headcount, including charges of $1.0 million related to the modification of certain equity awards.

Total research and development expenses are expected to continue to be substantial, driven by employee compensation costs and development costs associated with our manufacture of drug supply, as well as development of our clinical stage programs as we continue development activities for apitegromab in SMA, the conduct of ONYX, the conduct of our Phase 2 OPAL trial in SMA patients under the age of two, the conduct of our planned Phase 2 FORGE trial in FSHD patients, as well as costs associated with supporting our anti-myostatin program, including SRK-439. Additionally, we will continue to invest in our pipeline. We expect costs of our SRK-181 program to decrease, as we completed the Phase 1 DRAGON clinical trial in June 2025.

General and Administrative

General and administrative expense was $176.2 million and $67.5 million for the years ended December 31, 2025 and 2024, respectively, an increase of $108.7 million or 161.0%. The total increase was primarily driven by investments in infrastructure to support launch readiness for apitegromab, including an increase of approximately $32.3 million in employee-related costs including salaries, bonus, benefits and payroll taxes related to increased headcount, an increase of $6.0 million in severance and other costs associated with our leadership change, an increase of $21.7 million in non-cash equity-based compensation expense related to increased headcount, an increase in charges in non-cash equity-based compensation expense of $12.6 million related to the modification of certain equity awards and an increase of approximately $33.6 million in professional service fees. The increase in headcount is partially associated with the hiring of our commercial and field-facing teams. We expect general and administrative expense, excluding the $18.6 million in charges associated with the leadership change, to continue to be substantial as we continue to invest in building the infrastructure to support the commercialization of apitegromab.

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to an increase in interest income earned due to higher average balances in our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any product revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of our convertible preferred stock and units in private placements before our IPO, and issuance of our common stock through our IPO in 2018, to Gilead in an exempt private placement, through multiple secondary public offerings and through “at-the-market offerings” (“ATM”) sales, as well as payments from our research collaborations and the Loan and Security Agreement entered into in October 2020 and subsequently amended (see Note 14).

The following table provides information regarding our total cash, cash equivalents and marketable securities at December 31, 2025 and December 31, 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Cash and cash equivalents	$323,527	$177,878
Marketable securities	44,036	259,400
Total cash, cash equivalents and marketable securities	$367,563	$437,278

During the year ended December 31, 2025, our cash, cash equivalents and marketable securities balance decreased by $69.7 million. The change was primarily due to cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our product candidates and supported our internal research and development efforts and made interest payments on our debt, partially offset by proceeds from our debt facility, sales under our ATM program and the exercises of stock options and common warrants.

Our current ATM program with Jefferies, established in November 2022, allows for the sale of shares of our common stock from time to time in “at-the-market offerings” through Jefferies as the Company’s sales agent. As of December 31, 2025, we sold 3,386,290 shares of our common stock, generating net proceeds of $96.9 million, under the ATM program. Of this amount, we sold 2,767,000 shares of our common stock under the ATM program during the year ended December 31, 2025, generating net proceeds of $91.7 million.

In February 2025, we entered into the Existing Loan Agreement with Oxford for up to $200 million, of which $25.0 million from Tranche 1 was received in October 2020, $25.0 million from Tranche 2 was received in December 2021 and $50.0 million from Tranche 3 was received in September 2025, bringing the total outstanding balance under the Term Loans to $100.0 million (see Note 14).

In February 2026, we entered into the 2026 Loan Agreement with Blue Owl for up to $350.0 million, of which $100.0 million of the initial term loan (the “Initial Term Loan”) was received in February 2026. We used the proceeds of the Initial Term Loan upon the closing under the 2026 Loan Agreement to repay all outstanding obligations, totaling $103.7 million, under the Existing Loan Agreement with Oxford and upon such repayment, terminated the Existing Loan Agreement. The amount repaid by the Company included $100.0 million of outstanding indebtedness plus accrued and unpaid interest as of February 27, 2026 (the “Closing Date”) and fees. As a result of the termination, all credit commitments under the Existing Loan Agreement were terminated and all security interests and guarantees executed in connection with the Existing Loan Agreement were released.

An initial delayed draw term loan commitment in an aggregate principal amount not to exceed $100.0 million will be available after the Closing Date until the earliest of the full usage thereof, termination thereof and March 31, 2026 (the “DDTL-1 Commitments”, and any term loans made with respect thereto, the “DDTL-1 Term Loans”), which we may borrow at our sole option upon satisfying certain customary conditions, including satisfaction of the minimum cash covenant.

During the year ended December 31, 2025, none of the Company’s pre-funded warrants were exercised. As of December 31, 2025, the Company had 17,362,147 pre-funded warrants outstanding.

During the year ended December 31, 2025, 8,678,664 of the Company’s common warrants were exercised, generating net proceeds of $63.8 million. In October 2025, the Company issued 250,000 common warrants in exchange for non-employee services. As of December 31, 2025, the Company had 250,000 common warrants outstanding.

Cash Flows

The following table provides information regarding our cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(300,035)	$(200,949)
Net cash provided by (used in) investing activities	218,687	(76,056)
Net cash provided by financing activities	228,399	353,028
Net increase in cash, cash equivalents and restricted cash	$147,051	$76,023

Net Cash Used in Operating Activities

Net cash used in operating activities was $300.0 million for the year ended December 31, 2025, and consisted of our net loss of $377.9 million and changes in our assets and liabilities of $1.1 million, partially offset by non-cash adjustments of $79.0 million. The non-cash adjustments are primarily from equity-based compensation.

Net cash used in operating activities was $200.9 million for the year ended December 31, 2024, and consisted of our net loss of $246.3 million, changes in our assets and liabilities of $6.6 million, partially offset by non-cash adjustments of $38.8 million. The non-cash adjustments are primarily from equity-based compensation.

Net Cash (Used in) Provided by Investing Activities

Net cash provided by investing activities was $218.7 million for the year ended December 31, 2025, compared to net cash provided by investing activities of $76.1 million for the year ended December 31, 2024. Net cash provided by investing activities for both periods was primarily associated with transactions involving our marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $228.4 million for the year ended December 31, 2025, compared to $353.0 million for the year ended December 31, 2024. Net cash provided by financing activities for the year ended December 31, 2025 was primarily attributable to $91.7 million in net proceeds from the sale of common shares under our ATM program, $50.0 million in proceeds from our debt facility, $63.8 million from the exercise of common warrants and $23.8 million from the exercise of stock options, partially offset by the net impact of our debt refinancing. Net cash provided by financing activities for the year ended December 31, 2024 was primarily attributable to net proceeds from an equity offering completed in October 2024, in addition to stock option and warrant exercises.

Funding Requirements

We expect our expenses to be substantial as we continue the research and development of apitegromab in SMA. In addition, we are seeking marketing approval for apitegromab, and we expect to incur significant commercialization expenses related to product sales, marketing, global manufacturing and distribution. We expect to continue to incur apitegromab development costs as we invest in trials to support other SMA patient populations, such as our Phase 2 OPAL clinical trial, and multiple other diseases beyond SMA where selective inhibition of myostatin activation may offer therapeutic benefit, such as our planned Phase 2 FORGE trial. We expect to incur costs to support our anti-myostatin program, including the close out activities for our Phase 2 EMBRAZE proof-of-concept trial of apitegromab and our Phase 1 trial for SRK-439. Additionally, we will support the development of our pipeline and any other preclinical programs. Furthermore, we expect to continue to incur costs associated with operating as a public company.

Based on our current operating model, we expect that our existing cash, cash equivalents, marketable securities and cash available (see Note 18) to us will enable us to fund our operating expenses and capital expenditure requirements into 2027. However, we will require additional capital in order to complete clinical development and commercialization for each of our current programs. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

●	the costs and timing of developing our product candidates and future product candidates, including costs associated with apitegromab in ONYX, our long-term extension study in SMA for patients from both the TOPAZ and SAPPHIRE studies, our Phase 2 OPAL trial in SMA patients under the age of two, our planned Phase 2 FORGE trial in FSHD patients, our Phase 1 trial of SRK-439 in healthy volunteers and the costs and timing of conducting future preclinical studies and clinical trials for SRK-373, SRK-256 or any other product candidates;
●	the costs of future manufacturing of apitegromab, SRK-181, SRK-439, SRK-373, SRK-256 and any other future product candidates;
●	the scope, progress, results and costs of discovery, preclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
●	the costs of identifying and developing, or in-licensing or acquiring, additional product candidates and technologies;
●	the costs, timing and outcome of regulatory review of our product candidates;

●	our ability to establish and maintain collaborations on favorable terms, if at all;
●	the achievement of milestones or occurrence of other developments that trigger payments under any collaboration agreements, license agreements, or other agreements we might have at such time;
●	the costs of seeking marketing approvals for apitegromab;
●	the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution for apitegromab, if approved;
●	the amount of revenue, if any, received from commercial sales of apitegromab, if approved;
●	the costs of preparing, filing and prosecuting patent applications, obtaining, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
●	our headcount growth and associated costs as we expand our global business operations and research and development activities;
●	the costs of supporting our global infrastructure and facilities, including equipment and physical infrastructure to support our research and development;
●	the costs of operating as a global public company; and
●	the impact of adverse global economic conditions on our business, including increased costs associated with global tariff policies, which may exacerbate the magnitude of the factors discussed above.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are no longer a smaller reporting company as defined by Rule 12b-2 of the Exchange Act. In accordance with SEC rules for this transition, we are not required to provide the information required under this item.

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

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial and accounting officer), has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a–15(f) and 15d-15(d) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and our Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO criteria”). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025. This Annual Report on Form 10-K does not include an attestation report pursuant to the requirements of Section 404(b) of the Sarbanes-Oxley Act of as we qualify as a “smaller reporting company” and as such, are exempt from such auditor attestation requirement.

Changes in Internal Controls Over Financial Reporting

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

(a)

On the Closing Date, the Company (a “Borrower”), Scholar Rock, Inc., Scholar Rock U.S. Operations, Inc., and Scholar Rock Foreign Holdings, Inc., each a wholly-owned subsidiary of the Company (each a “Guarantor” and collectively, the “Guarantors”), entered into a Financing Agreement with the lenders party thereto (each a “Lender” and collectively, the “Lenders”), and LSI Financing LLC, as the administrative agent for the Lenders (the “Administrative Agent”).

Amount. The 2026 Loan Agreement provides for a term loan in an aggregate principal amount of up to $350.0 million subject to funding as follows: (a) on the Closing Date, the Initial Term Loan; (b) the DDTL-1 Commitments, which may be borrowed by the Company at its sole option upon satisfying certain customary conditions, including satisfaction of the minimum cash covenant (if applicable); and (c) an additional delayed draw term loan commitment in an aggregate principal amount not to exceed $150.0 million that will be available from the date of FDA approval for apitegromab in spinal muscular atrophy until the date that is the earliest of the full usage thereof, termination thereof and September 30, 2027 (the “DDTL-2 Commitments” and any term loans made with respect thereto, the “DDTL-2 Term Loans”), which may be borrowed by the Company at its sole option upon satisfying certain customary conditions, including satisfaction of the minimum cash covenant (if applicable). In addition, the Financing Agreement includes an uncommitted incremental term loan facility that requires the consent of the applicable Lenders in an aggregate principal amount not to exceed $200.0 million (the term loans thereunder, if any, the “Incremental Term Loans”, together with the Initial Term Loan, the DDTL-1 Term Loans and the DDTL-2 Term Loans, collectively the “Term Loans”). As of the Closing Date, the Company has received $100.0 million as the Initial Term Loan. The Company intends to use the proceeds of the Term Loan for (x) repayment of all outstanding indebtedness under the Company’s existing credit agreement with Oxford Finance LLC and (y) working capital purposes and general corporate purposes and transactions not prohibited under the Financing Agreement.

Interest Rate, Fees. The outstanding principal of the Term Loan interest at a rate per annum on the basis of a 360 day year equal to (a) in the case of Term Loans bearing interest based on the base rate defined in the Financing Agreement (the “Base Rate Loans”), the sum of (i) the base rate (and which base rate will not be less than 2.00%) plus (ii) 4.00% and (B) in the case of Term Loans bearing interest based on the three-month forward-looking term secured overnight financing rate as published by CME Group Benchmark Administration Limited (the “Term SOFR” and such loans “SOFR Loans”), the sum of (i) three-month Term SOFR (subject to 1.00% per annum floor), plus (ii) 5.00%. Accrued interest is payable quarterly, on any date of prepayment of the Term Loans and at maturity.

Guaranty. The obligations of the Company under the Financing Agreement are and will be guaranteed by the Guarantors and certain other direct and indirect subsidiaries of the Company from time to time, subject to certain exceptions.

Maturity. The maturity date of the Term Loan is the earlier of February 26, 2032 and the date the Term Loans shall otherwise become due and payable in full under the Financing Agreement.

Prepayment. The Company may, at its option, prepay at any time the Term Loans on any Business Day in whole or in part. In certain instances and during certain time periods, these prepayments, together with certain mandatory prepayments and payments of the Term Loans resulting from the exercise of remedies under the Financing Agreement, will be subject to customary prepayment fees.

Security. The Company, the Guarantors and the Administrative Agent entered into the Security Agreement in connection with the Financing Agreement. The Company’s obligations are secured by a security interest, senior (subject to permitted liens) to any current and future debts and to any security interest (other than an asset-based credit facility with respect to customary asset-based priority collateral), in all of the Company’s right, title, and interest in, to and under all of the Company’s property and other assets, other than customary exclusions.

Covenants; Representations and Warranties; Other Provisions. The Financing Agreement contains customary representations, warranties and covenants. The Company and the Guarantors are also required to maintain a minimum unrestricted cash balance of at least 60% of the aggregate outstanding principal amount of the Term Loans, unless certain milestones are met and maintained.

Default Provisions. The Financing Agreement provides for events of default customary for term loans of this type, including but not limited to non-payment, breaches or defaults in the performance of covenants, insolvency, bankruptcy, material contract terminations and withdrawal events, subject in certain cases to grace periods, cure mechanics, exceptions and thresholds. After the occurrence and during the continuance of an event of default, the Administrative Agent has the option to accelerate payment of all or any portion of the obligations and terminate the Lenders’ commitments under the Financing Agreement, and/or exercise all available rights and remedies on behalf of themselves and the Lenders.

The foregoing description of the Financing Agreement is not purported to be complete and is qualified in its entirety by reference to the Financing Agreement, which is filed as Exhibit 10.34 to this Annual Report on Form 10-K.

On February 27, 2026, the Company used the proceeds of the Initial Term Loan funded by the Lenders upon the closing under the Financing Agreement to repay all outstanding obligations, totaling $103.7 million, under the Existing Loan Agreement and upon such repayment, terminated the Existing Loan Agreement. The amount repaid by the Company included $100.0 million of outstanding indebtedness plus accrued and unpaid interest as of the Closing Date and fees. As a result of the termination, all credit commitments under the Existing Loan Agreement were terminated and all security interests and guarantees executed in connection with the Existing Loan Agreement were released.

(b)

Trading Plans

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1 (f)) adopted, modified, or terminated a ”Rule 10b5-1 trading arrangement” or a ”non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K of the Exchange Act.

Item 9C. Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

Item 11. Executive Compensation

The information required under this item (excluding the information under the heading “Pay Versus Performance”) is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated herein by reference to the Company’s definitive proxy statement pursuant to Regulation 14A, which will be filed with the SEC not later than 120 days after the close of the Company’s fiscal year ended December 31, 2025.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

(a)(1) Financial Statements.

Our consolidated financial statements and notes thereto, together with the Reports of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report commencing on page F-1.

(a)(2) Financial Statement Schedules.

All financial schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

(a)(3) Exhibits.

The following exhibits are included in this Annual Report for the fiscal year ended December 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K):

Number	Description	Form	File No.	Exhibit No.	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.2	May 8, 2018
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.1.1	May 14, 2018
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38501	3.1	June 28, 2024
3.4	Amended and Restated By-laws of the Registrant	S-1/A	333-224493	3.4	May 8, 2018
4.1	Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated December 22, 2017	S-1	333-224493	4.1	April 27, 2018
4.2	Specimen Stock Certificate evidencing shares of common stock	S-1/A	333-224493	4.2	May 14, 2018
4.3	Amended and Restated Warrant to Purchase Stock, by and between Silicon Valley Bank and the Registrant, dated December 22, 2017	S-1	333-224493	4.3	April 27, 2018
4.4	Description of Capital Stock	10-K	001-38501	4.4	February 27, 2025
4.5	Form of Pre-Funded Warrant	8-K	001-38501	4.1	June 21, 2022
4.6	Form of Pre-Funded Warrant	8-K	001-38501	4.1	October 10, 2024
4.7*	Form of Common Stock Purchase Warrant, dated October 24, 2025
4.8*	Form of Amendment No. 1 to Common Stock Purchase Warrant, dated January 31, 2025
10.1+	2017 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1	333-224493	10.1	April 27, 2018
10.2+	2018 Stock Option and Incentive Plan and forms of award agreements thereunder	S-1/A	333-224493	10.2	May 14, 2018
10.3+	Senior Executive Cash Incentive Bonus Plan	S-1/A	333-224493	10.3	May 8, 2018
10.4+	2018 Employee Stock Purchase Plan	S-1/A	333-224493	10.4	May 14, 2018
10.5+	Scholar Rock Holding Corporation 2022 Inducement Equity Plan	8.K	001-38501	10.2	June 21, 2022

10.6+	Amendment No. 1 to Scholar Rock Holding Corporation 2022 Inducement Equity Plan, dated September 4, 2022	S-8	333-268327	99.2	November 14, 2022
10.7+	Amendment No. 2 to Scholar Rock Holding Corporation 2022 Inducement Equity Plan, dated February 3, 2023	10-K	001-38501	10.7	March 7, 2023
10.8+	Amendment No. 3 to Scholar Rock Holding Corporation 2022 Inducement Equity Plan, dated January 25, 2024	10-K	001-38501	10.8	March 19, 2024
10.9+	Amendment No. 4 to Scholar Rock Holding Corporation 2022 Inducement Equity Plan, dated November 9, 2024	S-8	333-283120	99.7	November 12, 2024
10.10+	Amendment No. 5 to Scholar Rock Holding Corporation 2022 Inducement Equity Plan, dated February 6, 2025	S-8	333-285307	99.8	February 27, 2025
10.11+	Form of Performance Based Restricted Stock Unit Agreement under the 2018 Stock Option and Incentive Plan.	10-Q	001-38501	10.7	August 6, 2025
10.12+	Form of Performance Based Restricted Stock Unit Agreement under the Scholar Rock Holding Corporation 2022 Inducement Equity Plan, as amended.	10-Q	001-38501	10.8	August 6, 2025
10.13+	Form of Indemnification Agreement	S-1/A	333-224493	10.5	May 14, 2018
10.14†	Exclusive License Agreement by and between the Registrant, and Children’s Medical Center, dated as December 16, 2013	S-1	333-224493	10.6	April 27, 2018
10.15	Lease Agreement by and between BMR-Rogers Street LLC and Scholar Rock, Inc., dated November 5, 2019. Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedules will be furnished supplementally to the Securities and Exchange Commission upon request.	10-Q	001-38501	10.2	November 12, 2019
10.16	Loan and Security Agreement, dated October 16, 2020, by and among the Registrant, Scholar Rock, Inc., Oxford Finance LLC and Silicon Valley Bank.	10-K	001-38501	10.26	March 9, 2021
10.17	First Amendment to Loan and Security Agreement, dated November 16, 2021, by and among the Registrant, Scholar Rock, Inc., Oxford Finance LLC and Silicon Valley Bank.	10-K	001-38501	10.27	March 7, 2022
10.18	Second Amendment to Loan and Security Agreement, dated November 10, 2022, by and among the Registrant, Scholar Rock, Inc., Oxford Finance LLC and Silicon Valley Bank.	10-K	001-38501	10.26	March 7, 2023
10.19	Third Amendment to Loan and Security Agreement, dated April 18, 2023, by and among the Registrant, Scholar Rock, Inc., Oxford Finance LLC and Silicon Valley Bank.	10-Q	001-38501	10.1	August 9, 2023

10.20	Fourth Amendment to Loan and Security Agreement, dated May 27, 2024, by and among the Registrant, Scholar Rock, Inc., Oxford Finance LLC and Silicon Valley Bank.	10-Q	001-38501	10.2	August 8, 2024
10.21+	Employment Agreement, by and between Scholar Rock, Inc. and Jing Marantz, dated November 7, 2022.	8-K	001-38501	10.1	November 9, 2022
10.22+	Amended and Restated Employment Agreement, by and between Scholar Rock, Inc. and Junlin Ho dated March 1, 2023.	10-K	001-38501	10.31	March 7, 2023
10.23+	Employment Agreement, by and between Scholar Rock, Inc. and Tracey Sacco, dated February 1, 2023.	10-K	001-38501	10.32	March 19, 2024
10.24+	Amended and Restated Employment Agreement, dated October 2, 2024 by and between Scholar Rock, Inc. and Erin Moore.	10-Q	001-38501	10.4	May 14, 2024
10.25††+	Employment Agreement, dated April 27, 2025 by and between Scholar Rock, Inc. and David Hallal.	10-Q	001-38501	10.2	August 6, 2025
10.26††+	Employment Agreement, dated April 27, 2025 by and between Scholar Rock, Inc. and Akshay Vaishnaw.	10-Q	001-38501	10.3	August 6, 2025
10.27††+	Employment Agreement, dated April 27, 2025 by and between Scholar Rock, Inc. and R. Keith Woods.	10-Q	001-38501	10.4	August 6, 2025
10.28††+	Employment Agreement, dated April 27, 2025 by and between Scholar Rock, Inc. and Vikas Sinha.	10-Q	001-38501	10.5	August 6, 2025
10.29††+	Transitional Services Agreement, dated May 27, 2025 by and between Scholar Rock, Inc. and Jay T. Backstrom.	10-Q	001-38501	10.6	August 6, 2025
10.30††	Amended and Restated Loan and Security Agreement, dated February 10, 2025, by and among the Registrant, Scholar Rock, Inc., Oxford Finance LLC.	10-K	001-38501	10.25	February 27, 2025
10.31††	Third Amended and Restated Loan and Security Agreement, dated September 19, 2025, by and between the Registrant and Oxford Finance LLC	10-Q	001-38501	10.1	November 14, 2025
10.32	Separation Agreement and Release by and between Scholar Rock, Inc. and Edward H. Myles, dated January 28, 2025.	8-K	001-38501	10.1	January 29, 2025
10.33	Scholar Rock Holding Corporation Amended and Restated Non-employee Director Compensation Policy	10-Q	001-38501	10.9	August 6, 2025
10.34* ††

Financing Agreement by and among the Registrant, Scholar Rock, Inc., Scholar Rock U.S. Operations, Inc., Scholar Rock Foreign Holdings, Inc., LSI Financing LLC and various lenders from time to time party hereto, dated February 27, 2026.

16.1	Letter from Ernst & Young LLP to the U.S. Securities and Exchange Commission, dated May 12, 2025	8-K	001-38501	16.1	May 12, 2025
19	Scholar Rock Holding Corporation Statement of Company Policy on Insider Trading and Disclosure	10-K	001-38501	19	February 27, 2025
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm (Ernst & Young LLP).
23.2*	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).
24.1*	Power of Attorney (included on the signature page to this report).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97#	Compensation Recovery Policy	10-K	001-38501	97	March 19, 2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

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

SCHOLAR ROCK HOLDING CORPORATION

Date: March 3, 2026	By:	/s/ David Hallal
David Hallal
Chief Executive Officer (Principal Executive Officer)
Date: March 3, 2026	By:	/s/ Vikas Sinha
Vikas Sinha
Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints David Hallal and Vikas Sinha, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 19, 2025
Signature	Title	Date

/s/ David Hallal	Chief Executive Officer	March 3, 2026
David Hallal	(Principal Executive Officer)

/s/ Vikas Sinha	Chief Financial Officer	March 3, 2026
Vikas Sinha	(Principal Financial and Accounting Officer)

/s/ Srinivas Akkaraju	Director	March 3, 2026
Srinivas Akkaraju

/s/ Richard Brudnick	Director	March 3, 2026
Richard Brudnick

/s/ Kristina Burow	Director	March 3, 2026
Kristina Burow

/s/ Jeffrey S. Flier	Director	March 3, 2026
Jeffrey S. Flier

/s/ Michael Gilman	Director	March 3, 2026
Michael Gilman

/s/ Katie Peng	Director	March 3, 2026
Katie Peng

/s/ Joshua Reed	Director	March 3, 2026
Joshua Reed

/s/ Akshay Vaishnaw	Director	March 3, 2026
Akshay Vaishnaw

SCHOLAR ROCK HOLDING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Scholar Rock Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Scholar Rock Holding Corporation and subsidiaries (the "Company") as of December 31, 2025, the related consolidated statements of operations and other comprehensive loss, stockholders' equity, and cash flows, for the year ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

External Prepaid and Accrued Research and Development Expenses– Refer to Notes 2, 5 and 7 to the financial statements

Critical Audit Matter Description

As shown in Notes 5 and 7 to the financial statements, the Company’s prepaid and accrued external research and development expenses totaled $6.5 million and $14.2 million, respectively, at December 31, 2025. As discussed in Note 2 to the consolidated financial statements, the Company’s prepaid and accrued external research and development expenses are recognized based on various inputs, including open contracts and purchase orders, the level of service performed, contracted costs, invoices received, and progress of studies, clinical trials or other activities based on communication with internal and/or external personnel. Payments for the external research and development activities are due based on the terms of individual arrangements, which may differ from the pattern of costs incurred. Accrued expenses are reflected on the consolidated balance sheet when costs incurred exceed payments made, while prepaid expenses are reflected on the consolidated balance sheet when payments made exceed the costs incurred.

We identified prepaid and accrued external research and development expenses as a critical audit matter because of the significant judgment required by management in estimating the progress of the research and development activities conducted, as the progress is not directly observable. This required a high degree of auditor judgment and an increased extent of effort when performing procedures to audit management's estimates of progress and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to external prepaid and accrued research and development expenses included the following, among others:

●	For a sample of contracts with vendors performing research and development activities, we performed the following:

o	Evaluated the appropriateness of the method used by management to develop its estimates of the progress of studies, clinical trials and other related activities.

o	Tested the completeness and accuracy of the underlying data used in the estimates through the inspection of open contracts and purchase orders, correspondence received from vendors, testing of actual billed expenses and testing of subsequent invoices and any pending change orders.

o	Performed corroborating inquiries with Company personnel responsible for overseeing the research and development activities and obtained information directly from the Company’s vendors regarding costs incurred to date.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 3, 2026

We have served as the Company’s auditor since 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Scholar Rock Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Scholar Rock Holding Corporation (the Company) as of December 31, 2024 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2015 to 2025.

Boston, Massachusetts

February 27, 2025

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$323,527	$177,878
Marketable securities	44,036	259,400
Prepaid expenses and other current assets	17,584	13,887
Total current assets	385,147	451,165
Property and equipment, net	1,705	2,761
Operating lease right-of-use asset	10,382	15,644
Restricted cash	3,807	2,407
Other long-term assets	3,231	2,945
Total assets	$404,272	$474,922
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,303	$10,095
Accrued expenses	39,566	31,067
Operating lease liability	5,550	5,774
Total current liabilities	55,419	46,936
Long-term portion of operating lease liability	3,656	9,206
Long-term debt	99,709	50,146
Total liabilities	158,784	106,288
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 108,461,354 and 93,823,678 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	108	94
Additional paid-in capital	1,545,940	1,291,095
Accumulated other comprehensive income	94	160
Accumulated deficit	(1,300,654)	(922,715)
Total stockholders’ equity	245,488	368,634
Total liabilities and stockholders’ equity	$404,272	$474,922

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$208,440	$184,550
General and administrative	176,205	67,504
Total operating expenses	384,645	252,054
Loss from operations	(384,645)	(252,054)
Other income (expense):
Interest income	13,900	12,682
Interest expense	(6,893)	(6,837)
Other expense, net	(301)	(85)
Total other income (expense), net	6,706	5,760
Net loss	$(377,939)	$(246,294)
Net loss per share, basic and diluted	$(3.29)	$(2.47)
Weighted average common shares outstanding, basic and diluted	114,701,154	99,838,102

Comprehensive loss:
Net loss	$(377,939)	$(246,294)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(64)	68
Foreign currency translation adjustments	(2)	—
Total other comprehensive income (loss)	(66)	68
Comprehensive loss	$(378,005)	$(246,226)

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	75,979,495	$76	$901,471	$92	$(676,421)	$225,218
Unrealized gain on marketable securities	—	—	—	68	—	68
Sale of common shares and pre-funded warrants to purchase common shares, net	11,858,408	12	324,402	—	—	324,414
Exercise of stock options	1,469,756	1	18,974	—	—	18,975
Issuance of common shares upon RSU vesting	679,694	1	(1)	—	—	—
Exercise of pre-funded and common warrants	3,836,325	4	9,621	—	—	9,625
Equity-based compensation expense	—	—	36,628	—	—	36,628
Net loss	—	—	—	—	(246,294)	(246,294)
Balance at December 31, 2024	93,823,678	$94	$1,291,095	$160	$(922,715)	$368,634
Unrealized loss on marketable securities	—	—	—	(64)	—	(64)
Sale of common shares, net of issuance costs	2,767,000	3	91,657	—	—	91,660
Exercise of stock options	1,860,105	1	23,810	—	—	23,811
Issuance of common shares upon RSU vesting	1,331,907	1	(1)	—	—	—
Exercise of pre-funded and common warrants	8,678,664	9	63,779	—	—	63,788
Equity-based compensation expense	—	—	75,600	—	—	75,600
Foreign currency translation adjustments	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(377,939)	(377,939)
Balance at December 31, 2025	108,461,354	$108	$1,545,940	$94	$(1,300,654)	$245,488

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(377,939)	$(246,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,658	1,937
Amortization of debt discount and debt issuance costs	423	253
Equity-based compensation	75,600	36,628
Amortization (accretion) of investment securities	(3,989)	(5,291)
Non-cash operating lease expense	5,262	5,224
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(3,697)	(5,770)
Other assets	(286)	1,472
Accounts payable	208	6,630
Accrued expenses	8,499	10,533
Operating lease liabilities	(5,774)	(6,271)
Net cash used in operating activities	(300,035)	(200,949)
Cash flows from investing activities:
Purchases of property and equipment	(602)	(98)
Purchases of marketable securities	(98,009)	(293,158)
Sales and maturities of marketable securities	317,298	217,200
Net cash provided by (used in) investing activities	218,687	(76,056)
Cash flows from financing activities:
Proceeds from stock option exercises	23,811	19,114
Proceeds from pre-funded and common warrant exercises	63,788	9,625
Proceeds from sale of common shares and pre-funded warrants to purchase common shares, net	91,660	324,414
Proceeds from debt facility	49,992	—
Debt modification payment	—	(125)
Proceeds from debt refinancing	24,668	—
Payment of long-term debt	(25,520)	—
Net cash provided by financing activities	228,399	353,028
Net increase in cash, cash equivalents and restricted cash	147,051	76,023
Effect of exchange rate on cash, cash equivalents and restricted cash	(2)	—
Cash, cash equivalents and restricted cash, beginning of period	180,285	104,262
Cash, cash equivalents and restricted cash, end of period	$327,334	$180,285
Supplemental disclosure for non-cash items:
Operating lease liability adjustment from rent modification	$—	$9,451
Offering costs in accrued expenses	$—	$314
Supplemental cash flow information:
Cash paid for interest	$6,066	$6,617

The accompanying notes are an integral part of these consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

Notes to Consolidated Financial Statements

1. Nature of the Business and Basis of Presentation

Organization

Scholar Rock Holding Corporation and its subsidiaries (collectively, the “Company”) is a global biopharmaceutical company dedicated to dramatically improving the lives of children and adults with spinal muscular atrophy (“SMA”) and additional rare, severe and debilitating neuromuscular diseases. As a leader in the biology of the transforming growth factor beta (“TGFβ”) superfamily, the Company’s novel understanding of the molecular mechanisms of growth factor activation enabled the development of a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target the precursor, or latent, forms of growth factors. Based on the Company’s innovative, proprietary, and scalable technology platform, the Company is building a world-leading anti-myostatin pipeline.

The Company’s lead pipeline product candidates include apitegromab, a subcutaneous formulation of apitegromab, and SRK-439.

Apitegromab is a novel, investigational, fully human monoclonal antibody that inhibits myostatin activation by selectively binding the pro- and latent forms of myostatin in skeletal muscle. Myostatin is a catabolic agent that functions as a negative regulator of muscle mass, therefore inhibition of myostatin results in increased muscle mass and strength. Apitegromab is in development for the treatment of people with SMA and for the treatment of people with facioscapulohumeral muscular dystrophy (“FSHD”).

Positive data from the successful Phase 3 SAPPHIRE study evaluating apitegromab in children and adults with SMA was reported in October 2024. The Company submitted a U.S. Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) in January 2025 and the BLA was granted priority review designation. In September 2025, the Company received a Complete Response Letter (“CRL”) from the FDA related to observations identified during an FDA inspection of a third-party fill-finish facility. The facility was issued a Form 483 by the FDA in July 2025 and the inspection classification of this facility is official action indicated (“OAI”). The observations were related to the facility and were not specific to apitegromab. The CRL did not cite any other approvability concerns, including apitegromab’s efficacy and safety data or the third-party drug substance manufacturer. In November 2025, the Company completed an in-person Type A meeting with the FDA that included participation of representatives from the third-party fill-finish facility. Also in November 2025, the third-party fill-finish facility received a Warning Letter from the FDA and continues to work with the FDA to resolve the outstanding issues cited in the warning letter. The Company plans to resubmit the apitegromab BLA at such time after the facility resolves the cGMP deficiencies identified in the CRL. In March 2025, the Company submitted to the European Medicines Agency (“EMA”) and received validation of its marketing authorisation application (“MAA”) for apitegromab for the treatment of SMA. If apitegromab is approved by the FDA or EMA, the Company expects to initiate a commercial product launch in the applicable jurisdictions upon approval.

The Company continues to develop apitegromab in SMA with its ongoing long-term extension ONYX trial and its Phase 2 OPAL trial in SMA patients under two years of age, which was initiated in the third quarter of 2025. Additionally, a Phase 2 study evaluating apitegromab in patients with FSHD is expected to initiate in mid-2026.

In addition to the current intravenous (“IV”) formulation, the Company is developing a subcutaneous (“SC”) formulation of apitegromab. A Phase 1 study in healthy volunteers has been completed, demonstrating that SC apitegromab has favorable bioavailability and a comparable pharmacodynamic profile relative to IV administered apitegromab. Further development activities are ongoing, including planned FDA and EMA regulatory engagements.

The Company’s clinical-stage pipeline also includes SRK-439, a novel, investigational, subcutaneously administered fully human anti-pro/latent myostatin antibody that has high inhibitory potency while maintaining selectivity towards myostatin. SRK-439 is being developed for the treatment of patients with rare, severe, and debilitating neuromuscular diseases. A Phase 1 study of SRK-439 in healthy volunteers is currently underway, with topline data anticipated in the second half of 2026.

As the Company focuses its strategy on rare neuromuscular diseases, the Company is currently seeking partnerships for its additional programs. These programs include: SRK-181, a Phase 2-ready investigational inhibitor of latent TGFβ1 in development for the treatment of patients with solid tumors that are resistant to anti-PD-(L)1 antibody therapies; SRK-373, an investigational, highly selective inhibitor of the latent TGFβ1 isoform with selective activity in the fibrotic extracellular matrix, in preclinical development for the treatment of fibrotic diseases; and SRK-256, an investigational inhibitor of RGMc, or hemojuvelin, in preclinical development for the treatment of iron-restricted anemias. We are also seeking partners to further evaluate the potential for myostatin inhibition in combination with GLP-1 weight loss approaches following our positive Phase 2 EMBRAZE study, demonstrating proof-of-concept in the ability of apitegromab to drive statistically significant preservation of lean mass during tirzepatide-induced weight loss.

Beyond the clinical-stage product candidates, the company’s early-stage pipeline includes additional programs for the treatment of patients with rare, severe, and debilitating neuromuscular diseases. The Company was originally formed in May 2012. Its principal offices are in Cambridge, Massachusetts.

Since its inception, the Company’s operations have focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect, as well as establishing the Company’s intellectual property portfolio and performing research and development activities. The Company has primarily financed its operations through various equity financings, the exercise of stock options and warrants, as well as research and development collaboration agreements and the Company’s debt facility (Note 14).

Revenue generation activities have been limited to two collaborations, both containing research services and the issuance of a license. No revenues have been recorded from the sale of any commercial product.

The Company is subject to a number of risks similar to other life science companies, including, but not limited to, successful discovery and development of its drug candidates, raising additional capital, development by its competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company’s product candidates. The Company anticipates that it will continue to incur significant operating losses for the next several years as it continues to develop and seek regulatory approval for its product candidates.

The Company believes that its existing cash, cash equivalents and marketable securities as of December 31, 2025, along with cash available to the Company (see Note 18), will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date these financial statements are issued.

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

Cash, Cash Equivalents and Restricted Cash

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value. At December 31, 2025 and 2024, cash equivalents include money market funds that invest primarily in U.S. government-backed securities and treasuries.

At December 31, 2025 and 2024, restricted cash consists of letters of credit related to its leased facility and a collateral account associated with the Company’s corporate credit card program. The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statement of cash flows (in thousands):

	As of December 31,
	2025	2024
Cash and cash equivalents	$323,527	$177,878
Restricted cash	3,807	2,407
	$327,334	$180,285

Foreign Currency Translation

The financial statements of our subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars using period-end exchange rates for assets and liabilities, historical exchange rates for stockholders’ equity and weighted average exchange rates for operating results. Translation gains and losses are included in accumulated other comprehensive income (loss) in stockholders’ equity. Foreign currency transaction gains and losses are included in the results of operations in other income and expense.

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

Impairment of Long-Lived Assets

Long-lived assets consist of property and equipment and right-of-use assets. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Factors that the Company considers in deciding when to perform an impairment review include significant underperformance of the business in relation to expectations, significant negative industry or economic trends and significant changes or planned changes in the use of the assets. If an impairment review is performed to evaluate a long-lived asset group for recoverability, the Company compares forecasts of undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset group to its carrying value. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset group are less than its carrying amount. The impairment loss would be based on the excess of the carrying value of the impaired asset group over its fair value, determined based on discounted cash flows. The Company did not record any impairment losses on long-lived assets during the years ended December 31, 2025 or 2024.

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

In accordance with the guidance in ASC 842, components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.). Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components. For operating leases, lease expense relating to fixed payments is recognized on a straight-line basis over the term. The Company has elected to not separate lease expense relating to variable payments and therefore expenses costs as incurred.

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

Segment Information

Operating segments are defined as components of an entity about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company views its operations and manages its business in one operating segment (Note 17).

Research and Development Expenses and Related Accruals/Prepaids

Research and development expenses are expensed as incurred and consist of costs incurred in performing research and development activities, including compensation related expenses for research and development personnel, preclinical and clinical activities including cost of clinical drug supply, commercial drug supply prior to FDA approval, overhead expenses including facilities expenses, materials and supplies, amounts paid to consultants and outside service providers, and depreciation of equipment. Upfront license payments related to acquired technologies which have not yet reached technological feasibility and have no alternative future use are also included in research and development expense.

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

Equity-Based Compensation

The Company accounts for equity awards, including restricted stock units, performance stock units, equity classified warrants and common stock options, granted as equity-based compensation in accordance with ASC Topic 718, Compensation — Stock Compensation ("ASC 718"). ASC 718 requires all stock-based payments to employees, which includes grants of employee equity awards, to be recognized as expense in the statements of operations based on their grant date fair values.

The fair value of each restricted stock unit is based on the fair value of the Company’s common stock less any purchase price, if applicable. The fair value of each performance stock unit is estimated using a Monte-Carlo simulation, which uses as inputs the fair value of the Company’s common stock and certain subjective assumptions, including the historical stock price volatility, the risk-free rate and expected dividends. The fair value of each stock option award and equity classified warrant is estimated using the Black-Scholes option-pricing model, which uses as inputs the fair value of the Company’s common stock and certain subjective assumptions, including the historical stock price volatility, the expected term of the award, the risk-free rate and expected dividends. Through the second quarter of 2024, expected volatility was calculated based on a blend of the Company’s reported volatility data for the length of time that market data was available for the Company’s stock and the historical data for a representative group of publicly traded companies, for which historical information was available. As of the third quarter of 2024, the Company’s own volatility data covered a period of time that was sufficient to meet the expected term of the granted awards and the blended approach was no longer needed. The historical volatility is generally calculated based on a period of time commensurate with the expected term assumptions. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant commensurate with the expected term assumption. The Company uses the simplified method, under which the expected term is presumed to be the midpoint between the vesting date and the end of the contractual term. The Company utilizes this method due to lack of historical exercise data and the plain nature of its stock-based awards. The expected dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to pay any dividends on common stock.

Compensation expense related to equity awards to employees that are subject to service-based vesting is recognized on a straight-line basis, based on the grant date fair value, over the requisite service period of the award, which is generally the vesting term. For awards subject to performance conditions, the Company recognizes equity-based compensation expense using an accelerated recognition method over the remaining service period when management determines that achievement of the performance condition is probable. Management evaluates whether the achievement of the performance condition is probable at each reporting date. Compensation expense related to equity awards to non-employees for services is recognized based on the grant date fair value, over the period during which services are rendered by such non-employees.

The Company classifies equity-based compensation expense in its consolidated statements of operations and comprehensive loss in the same manner in which the award recipient’s salary and related costs are classified or based on the nature of the services being provided in the case of non-employees.

The Company accounts for forfeitures when they occur.

Comprehensive Loss

Comprehensive loss is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive loss includes net loss and the change in accumulated other comprehensive income (loss) for the period. Accumulated other comprehensive loss consisted of unrealized losses on available-for-sale marketable securities and foreign currency translation adjustments during the period ending December 31, 2025. Accumulated other comprehensive income consisted entirely of unrealized gains on available-for-sale marketable securities during the period ending December 31, 2024.

Net Loss per Share

The Company applies the two-class method to compute basic and diluted net loss per share. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (losses) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to share in the earnings as if all income (losses) for the period had been distributed. During periods of loss, there is no allocation required under the two-class method since the participating securities do not have a contractual obligation to fund the losses of the Company.

The Company calculates basic net loss per share by dividing net loss by the weighted average number of common shares outstanding, including pre-funded warrants. The Company calculates diluted net loss per share by dividing net loss by the weighted average number of common shares outstanding, as applicable, after giving consideration to the dilutive effect of restricted stock units, performance stock units, warrants and stock options that are outstanding during the period.

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

The Company is open to examination by the Internal Revenue Service for the tax years ended December 31, 2013 to December 31, 2025. Since the Company is in a U.S. loss carryforward position, carryforward tax attributes generated in prior years may still be adjusted upon future examination if they have or will be used in a future period. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the transparency of income tax disclosures to provide information to investors to better assess how a company’s operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This requires public entities to disclose additional categories in the rate reconciliation regarding federal and state income taxes and provide more details surrounding reconciling items if a quantitative threshold is met. The Company adopted ASU 2023-09 on January 1, 2025, which did not have a material impact on the financial statements and related disclosures (see Note 11).

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-

01, is effective for public companies for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is still evaluating the impact on its disclosures in future years as a result of the adoption of ASU 2024-03.

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at December 31, 2025 and 2024 (in thousands):

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$309,089	$309,089	$—	$—
Marketable securities:
U.S. treasury obligations and government agency securities	44,036	44,036	—	—
Total assets	$353,125	$353,125	$—	$—

	Fair Value Measurements at December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$97,290	$97,290	$—	$—
U.S. treasury obligations	63,171	63,171	—	—
Marketable securities:
U.S. treasury obligations and government agency securities	259,400	259,400	—	—
Total assets	$419,861	$419,861	$—	$—

Level 1 assets include investments in money market funds, U.S. treasury obligations and government agency securities that are valued using quoted market prices in active markets. There were no transfers of assets between fair value measurement levels during the years ended December 31, 2025 and 2024.

The carrying amounts reflected in the balance sheets for prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at December 31, 2025 and 2024, due to their short-term nature.

The Company believes the terms of its debt reflect current market conditions for an instrument with similar terms and maturity, therefore the carrying value of the Company's debt approximates its fair value based on Level 2 of the fair value hierarchy.

4. Marketable Securities

The following table summarizes the Company’s investments as of December 31, 2025 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. treasury obligations and government agency securities	$43,940	$96	$—	$44,036
Total available-for-sale securities	$43,940	$96	$—	$44,036

The following table summarizes the Company’s investments as of December 31, 2024 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. treasury obligations and government agency securities	$259,240	$180	$(20)	$259,400
Total available-for-sale securities	$259,240	$180	$(20)	$259,400

The Company believes that U.S. treasury obligations and government agency securities are subject to minimal credit risk. As a result, the Company did not record any charges for credit-related impairments for its available-for-sale securities for the year ended December 31, 2025 and 2024.

5. Prepaid Expenses and Other Current Assets

At December 31, 2025 and 2024, prepaid expenses and other current assets consist of the following (in thousands):

	As of
	December 31,	December 31,
	2025	2024
Prepaid external research and development expenses	$6,509	$7,716
Prepaid software	3,905	2,050
Receivables	2,799	2,151
Prepaid other	1,450	534
Prepaid professional services expense	1,276	419
Prepaid compensation expense	950	377
Prepaid insurance	695	640
	$17,584	$13,887

At December 31, 2025 and 2024, other long-term assets consist of the following (in thousands):

	As of
	December 31,	December 31,
	2025	2024
Prepaid external research and development expenses	$2,588	$2,395
Prepaid other	604	536
Prepaid insurance	39	14
	$3,231	$2,945

6. Property and Equipment, Net

At December 31, 2025 and 2024, property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2025	2024
Laboratory equipment	$10,655	$10,305
Leasehold improvements	3,626	3,613
Computer equipment & software	1,273	1,059
Furniture & fixtures	1,002	1,002
Construction in progress	25	—
	16,581	15,979
Less: Accumulated depreciation and amortization	(14,876)	(13,218)
	$1,705	$2,761

Depreciation and amortization expense was $1.7 million and $1.9 million for the years ended December 31, 2025 and 2024, respectively.

7. Accrued Expenses

At December 31, 2025 and 2024, accrued expenses consist of the following (in thousands):

	As of
	December 31,	December 31,
	2025	2024
Accrued payroll and related expenses	$20,114	$14,776
Accrued external research and development expense	14,205	12,116
Accrued professional services expense	3,829	3,296
Accrued other	1,418	879
	$39,566	$31,067

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

In October 2024, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with J.P. Morgan Securities LLC, Jefferies LLC and Piper Sandler & Co., as representatives of the several underwriters named therein (the “Underwriters”), relating to the issuance and sale of an aggregate of 10,265,488 shares of the Company’s common stock at $28.25 per share and pre-funded warrants to purchase 353,983 shares of its common stock. The offering price per pre-funded warrant was $28.2499, which equals the per share public offering price for the common stock less the $0.0001 exercise price for each such pre-funded warrant. The pre-funded warrants are exercisable at any time and only expire when exercised in full. The offering closed on October 10, 2024. Pursuant to the Underwriting Agreement, the Underwriters were granted a 30-day option to purchase up to 1,592,920 additional shares (the “Option

Shares”) of common stock, which was exercised in full on October 16, 2024. Total proceeds of the transaction, including the Option Shares were approximately $324.4 million, net of underwriting discounts and estimated offering expenses.

The Company has had a sales agreement in place during various time periods with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program. Under this program, the Company is able to offer and sell, from time to time at its sole discretion, shares of its common stock through Jefferies as its sales agent. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. The current ATM agreement with Jefferies, established in November 2022, allows for the sale of shares of common stock from time to time in “at the market” offerings through Jefferies as the Company’s sales agent. As of December 31, 2025, the Company has sold 3,386,290 shares, generating net proceeds of $96.9 million, under the ATM program. Of this amount, the Company sold 2,767,000 shares of its common stock under the ATM program during the year ended December 31, 2025, generating net proceeds of $91.7 million.

The Company has issued pre-funded warrants to purchase common stock, as well as warrants to purchase common stock as part of its financing activities. Both the pre-funded warrants and warrants meet the conditions for equity classification and are recorded as a component of stockholders’ equity within additional paid-in capital. In October 2024, June 2022 and November 2020, the Company issued 353,983, 25,510,205 and 2,179,487 pre-funded warrants, respectively. During the years ended December 31, 2025 and 2024, 0 and 2,526,833, respectively of the Company’s pre-funded warrants were exercised. As of December 31, 2025, the Company has 17,362,147 pre-funded warrants outstanding. In June 2022, the Company also issued 10,459,181 warrants with an exercise price of $7.35. During the years ended December 31, 2025 and 2024, 8,678,664 and 1,309,492, respectively of the Company’s warrants were exercised. As of December 31, 2025, all of the common warrants outstanding associated with the June 2022 financing have been exercised.

In October 2025, the Company issued 250,000 warrants with an exercise price of $28.59 for non-employee services. Warrants issued to non-employees in connection with providing services meet the conditions for equity classification and are recorded as a component of stockholders’ equity within additional paid in capital. There were no exercises of the warrants issued for non-employee services during the year ended December 31, 2025.

Shares Reserved For Future Issuance

As of December 31, 2025, the Company had common shares reserved for issuance as follows:

As of
December 31,
2025
Common shares reserved for exercise of pre-funded warrants	17,362,147
Common shares reserved for issuance upon exercise of outstanding warrants	250,000
Common shares reserved for exercise of outstanding stock options, unvested restricted stock units and unvested performance stock units under the 2017 and 2018 Plans	7,613,385
Common shares reserved for exercise of outstanding stock options, unvested restricted stock units and unvested performance stock units under the 2022 Inducement Plan	4,616,014
Common shares reserved for future issuance under the 2018 Plan	4,059,319
Common shares reserved for future issuance under the 2022 Inducement Plan	1,160,822
Common shares reserved for future issuance under the 2018 ESPP	2,550,305
37,611,992

10. Equity-Based Compensation

Equity Plans

As of December 31, 2025, the Company has four active equity plans, the 2018 Stock Option and Incentive Plan (the “2018 Plan”), the 2017 Stock Option and Incentive Plan (the “2017 Plan”), the 2018 Employee Stock Purchase Plan (the “2018 ESPP”) and the 2022 Inducement Equity Plan (the “2022 Inducement Plan”).

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

2018 Employee Stock Purchase Plan

At December 31, 2025 there were 2,550,305 shares available to grant under the 2018 ESPP and no shares had been issued. The ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2019 through January 1, 2028, by the lesser of (i) 353,614 shares of common stock, (ii) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31 or (iii) such lesser number of shares as determined by the 2018 ESPP administrator. The number of shares reserved under the 2018 ESPP is subject to adjustment in the event of a stock split, stock dividend or other change in the Company’s capitalization.

2022 Inducement Equity Plan

The 2022 Inducement Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, unrestricted stock awards and dividend equivalent rights to individuals that were not previously an employee or director of the Company or individuals returning to employment after a bona fide period of non-employment with the Company. Stock options and restricted stock units granted under the 2022 Inducement Plan to employees generally vest over four years. The shares of common stock underlying any awards that are forfeited, cancelled, repurchased or are otherwise terminated by the Company under the 2022 Inducement Plan will be added back to the shares of common stock available for issuance under the 2022 Inducement Plan. The 2022 Inducement Plan was approved for 1,000,000 shares of common stock in June 2022. Since its inception and through December 31, 2025, an additional 6,000,000 shares of common stock have been authorized for issuance under the 2022 Inducement Plan.

Total Equity-Based Compensation Expense

The Company recorded equity-based compensation expense related to all equity-based awards, which was allocated as follows in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended
	December 31,
	2025	2024
Research and development expense	$20,676	$16,002
General and administrative expense	54,924	20,626
	$75,600	$36,628

During the year ended December 31, 2025, the Company entered into separation agreements with five employees. Per the separation terms, certain stock option awards and RSUs were amended and may provide for continued vesting, accelerated vesting, and extended time to exercise vested options. As a result, equity-based compensation expense during the year ended December 31, 2025 includes $13.5 million related to the modification of certain equity awards. No equity modifications occurred during the year ended December 31, 2024.

The following table summarizes the Company’s unrecognized equity-based compensation expense as of December 31, 2025:

	As of December 31, 2025
	Unrecognized Expense (in thousands)	Weighted Average Remaining Period of Recognition (years)
RSUs	$66,347	2.6
Performance stock units (“PSUs”)	17,593	3.3
Stock options	69,722	2.7
	$153,662

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the current year:

		Weighted
		Average Grant
	Number of Units	Date Fair Value
RSUs as of December 31, 2024	3,486,668	$13.86
Granted	2,204,642	$34.14
Vested	(1,331,907)	$13.89
Forfeited	(1,075,464)	$19.84
RSUs as of December 31, 2025	3,283,939	$25.50

The total fair value of RSUs vested during the years ended December 31, 2025 and 2024 was $49.5 million and $9.7 million, respectively.

Performance Stock Units

The following table summarizes the Company’s PSU activity for the current year:

		Weighted
		Average Grant
	Number of Units	Date Fair Value
PSUs as of December 31, 2024	—	$—
Granted	1,100,000	$28.63
PSUs as of December 31, 2025	1,100,000	$28.63

In April 2025, the Company granted PSUs to certain employees. The fair value of the PSUs are estimated using a Monte Carlo simulation model. The Monte Carlo simulation model requires key inputs for risk-free interest rate, dividend yield and volatility. The number of PSUs granted represents the target number of units that are eligible to vest based on the Company’s common stock achieving certain price targets and time-based vesting over four years. The Company concluded that issued PSUs are equity-based awards and include market and service-based vesting conditions. Participants may ultimately earn up to 250% of the target number of units granted based on the degree of actual performance metric achievement.

No PSUs vested during the year ended December 31, 2025.

Stock Options

The following table summarizes the Company’s stock option activity for the current year:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2024	8,469,926	$15.19	7.83	$244,677
Granted	2,804,296	$34.23
Exercised	(1,860,105)	$12.80
Cancelled	(1,568,657)	$22.70
Outstanding as of December 31, 2025	7,845,460	$21.06	6.72	$185,525
Options exercisable as of December 31, 2025	4,125,011	$16.48	4.93	$118,791

Using the Black-Scholes option pricing model, the weighted average grant date fair value of options granted during the years ended December 31, 2025 and 2024 was $28.72 and $11.79, respectively.

The following weighted average assumptions were used in determining the fair value of options granted in the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024
Risk-free interest rate	4.06%	4.09%
Expected dividend yield	0.0%	0.0%
Expected term (in years)	6.07	6.01
Expected volatility	108.28%	92.30%

11. Income Taxes

For the years ended December 31, 2025 and 2024, the loss before income taxes consisted of the following (in thousands):

	For Year Ended
	December 31,
	2025	2024
Domestic	$(377,734)	$(246,294)
Foreign	(205)	—
Total	$(377,939)	$(246,294)

The Company has not recorded a current tax provision for the years ended December 31, 2025 and 2024.

The effective income tax rate differed from the amount computed by applying the federal statutory rate to the Company’s loss before income taxes as follows (in thousands):

	For Year Ended
	December 31,
	2025
Tax effected at statutory rate	$(79,367)	21.0%
State taxes	—	—
Foreign tax effects
Other foreign jurisdictions	43	—
Effect of cross border transactions	—	—
Enactment of new tax laws	—	—
Nontaxable or nondeductible items
Stock compensation	(7,831)	2.1
Limitation on executive compensation	8,850	(2.3)
Other	182	(0.1)
Tax credits
Research & development credits	(3,167)	0.8
Orphan drug credits	(16,047)	4.3
Change in valuation allowance	97,362	(25.8)
Change in unrecognized tax benefits	—	—
Other items	(25)	—
	$—	—%

For Year Ended
December 31,
2024
Tax effected at statutory rate	21.0%
State taxes	5.9
Stock compensation	(0.5)
Non-deductible expenses	(0.3)
Federal research and development credits	5.8
Other	(0.8)
Change in valuation allowance	(31.1)
—%

The amount of cash income taxes paid (net of refunds) during the year are as follows (in thousands):

For Year Ended
December 31,
2025
Federal	$—
State
Massachusetts	37
New Hampshire	5
All other states	4
Foreign	—
Total	$46

Deferred tax assets (liabilities) consist of the following at December 31, 2025 and 2024 (in thousands):

	As of
	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$247,969	$139,160
Tax credits	82,317	61,027
Capitalized research & development	64,991	80,357
Stock based compensation	13,568	8,920
Operating lease liability	2,431	3,971
Reserve and accruals	4,623	4,139
Total gross deferred tax assets	415,899	297,574
Valuation allowance	(413,017)	(293,064)
Total deferred tax assets	2,882	4,510
Total deferred tax liabilities:
Operating lease right-of-use asset	(2,742)	(4,148)
Fixed and intangible assets	(140)	(362)
Total deferred tax liabilities	(2,882)	(4,510)
Total net deferred tax assets	$—	$—

Total Net Deferred Tax Assets

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available positive and negative evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2025 and 2024. The valuation allowance for deferred tax assets increased by $120.0 million and $76.5 million in 2025 and 2024, respectively. This increase mainly relates to the establishment of a valuation allowance against the Company’s net deferred tax assets in connection with net operating losses generated in each year and additional tax credit carryforwards generated. As of December 31, 2025, the Company had approximately $921.9 million and $861.4 million of Federal and State operating loss carryforwards respectively, which begin to expire in 2032, except for $871.4 million of the Company’s federal net operating loss carryforwards, and $3.2 million of state net operating losses that do not expire. These loss carryforwards may be available to reduce future taxable income, if any. These loss carryforwards are subject to review and possible adjustment by the appropriate taxing authorities. As of December 31, 2025, the Company also had federal and state credit carryforwards of $74.1 million and $10.4 million, respectively, which begin to expire in 2034 and 2032, respectively. The amount of loss and credit carryforwards that may be utilized in any future period may be limited based upon changes in the ownership of the Company. Additionally, the deductibility of federal net operating losses generated after December 31, 2017 and the indefinite state net operating losses is limited to 80% of the Company’s taxable income in any future taxable year.

The Company follows the provisions of ASC 740-10, “Accounting for Uncertainty in Income Taxes,” which specifies how tax benefits for uncertain tax positions are to be recognized, measured, and recorded in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. As of December 31, 2025 and 2024, the Company has not recorded any amounts for uncertain tax positions. The Company’s policy is to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense, if any, in its statements of income.

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

In October 2025, the Company entered into a lease of office space in Zug, Switzerland (the “Switzerland Lease”). The Switzerland Lease commencement date is January 1, 2026, which is when the Company gained access to the space under the terms of the lease, and an expiration date of December 31, 2029, with a minimum lease term of twelve months. The base rent under the Switzerland lease is CHF 276,000 per year.

Other information related to the Lease is as follows (in thousands, except lease term and discount rate):

	Year Ended
	December 31,
	2025	2024
Lease cost:
Operating lease cost	$6,856	$7,004
Variable lease cost	1,533	1,449
Total lease cost	$8,389	$8,453

	Year Ended
	December 31,
	2025	2024
Other information:
Operating cash flows used for operating leases	$7,368	$8,051
Weighted average remaining lease term	1.7	2.7
Weighted average incremental borrowing rate	13.1%	13.1%

The following is a maturity analysis of the annual undiscounted cash flows reconciled to the carrying value of the operating lease liabilities as of December 31, 2025 (in thousands):

Year Ending December 31,
2026	6,433
2027	3,818
Total lease payments	10,251
Less imputed interest	(1,045)
Total operating lease liability	$9,206
Short-term portion of operating lease liability	5,550
Long-term portion of operating lease liability	3,656

13. Commitments and Contingencies

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the years ended December 31, 2025 and 2024.

14. Debt

On October 16, 2020 (the “Closing Date”) the Company entered into a Loan and Security Agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) for $50.0 million (the “Loan and Security Agreement”), which was to increase the Company’s borrowing capacity. Pursuant to the Loan and Security Agreement, the Company was required to maintain cash equal to the lesser of 100% of the Company’s consolidated cash or 105% of the dollar amount of the outstanding debt.

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

The following table shows required principal payments (excluding interest fees), during the next five years on debt outstanding at December 31, 2025 (in thousands):

Year Ending December 31,	Total future payments
2026	$—
2027	—
2028	—
2029	81,818
2030	18,182
Total payments	$100,000

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

For the years ended December 31, 2025 and 2024, the Company recorded total interest expense for the debt of $6.3 million and $6.6 million, respectively.

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

Basic and diluted net loss per share is calculated as follows (in thousands, except share and per share data):

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024
Net loss	$(377,939)	$(246,294)
Weighted average common shares outstanding, basic and diluted	114,701,154	99,838,102
Net loss per share, basic and diluted	$(3.29)	$(2.47)

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	As of December 31,
	2025	2024
RSUs	3,283,939	3,486,668
PSUs	1,100,000	—
Stock options	7,845,460	8,469,926
Warrants	250,000	8,678,664
	12,479,399	20,635,258

16. Retirement Plans

The Company sponsors a 401(k) retirement plan, in which substantially all U.S. employees are eligible to participate upon employment. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. Effective January 1, 2020, the Company adopted a policy to match 50% of the employee contributions to the 401(k) plan up to a maximum of 6% of the participating employee’s eligible earnings, resulting in a maximum company match of 3% of the participating employee’s eligible earnings subject to statutory limitations. The Company recognized $1.9 million and $1.1 million in expense related to the match during the years ended December 31, 2025 and 2024, respectively.

Beginning in 2025, the Company sponsors a defined contribution pension plan for its employees in Ireland. Participants contribute a percentage of their annual compensation to this plan, subject to statutory requirements. The Company contributes 10% of the participating employee’s eligible earnings. The Company recognized an immaterial amount of expense during the year ended December 31, 2025.

17. Segment Reporting

The Company operates and manages its business on a consolidated basis as a single reportable and single operating segment for the purposes of assessing performance and making operating decisions. The Company’s chief executive officer, who is the chief operating decision maker (“CODM”), reviews the Company’s financial information on a consolidated basis for purposes of evaluating financial performance and allocating resources. When evaluating the Company’s financial performance, the CODM regularly reviews net loss. The CODM considers net loss in making decisions on how to allocate resources. Net loss is used to monitor budget versus actual results in an effort to refine forecasts and control costs. The measure of segment assets is reported on the balance sheet as total consolidated assets. All of the Company's long-lived assets are held in the United States.

The following table presents significant expense information about the Company’s operating segment:

	Year Ended December 31,
	2025	2024
Operating expenses:
Employee related expense(1)	$119,262	$68,790
External R&D expense - Apitegromab(3)	89,802	78,290
External R&D expense - SRK-181	2,408	9,957
External R&D expense - SRK-439(3)	8,969	11,638
External R&D expense - Early research and other(3)	6,677	3,047
External expense - G&A	56,083	22,384
Other segment items(2)	24,187	19,383

Equity-based compensation expense	75,600	36,628
Depreciation and amortization expense	1,657	1,937

Other non-operating expense/(income), net(3)	(6,706)	(5,760)

Net loss	$377,939	$246,294

(1) Excludes equity-based compensation expense.

(2) Consists of other segment expenses related to supplies, corporate and facilities expenses.

(3) Certain prior period amounts have been recast to conform with current period presentation.

18. Subsequent Events

In February 2026, the Company entered into the 2026 Loan Agreement with Blue Owl for up to $350.0 million, of which $100.0 million of the initial term loan (the “Initial Term Loan”) was received in February 2026. The Company used the proceeds of the Initial Term Loan upon the closing under the 2026 Loan Agreement to repay all outstanding obligations, totaling $103.7 million, under the Existing Loan Agreement with Oxford and upon such repayment, terminated the Existing Loan Agreement. The amount repaid by the Company included $100.0 million of outstanding indebtedness plus accrued and unpaid interest as of February 27, 2026 (the “Closing Date”) and fees. As a result of the termination, all credit commitments under the Existing Loan Agreement were terminated and all security interests and guarantees executed in connection with the Existing Loan Agreement were released.

An initial delayed draw term loan commitment in an aggregate principal amount not to exceed $100.0 million will be available after the Closing Date until the earliest of the full usage thereof, termination thereof and March 31, 2026 (the “DDTL-1 Commitments”, and any term loans made with respect thereto, the “DDTL-1 Term Loans”), which the Company may borrow at our sole option upon satisfying certain customary conditions, including satisfaction of the minimum cash covenant.