Form 10-Q
period 2026-03-31
Scholar Rock Holding Corp
filed 2026-05-07
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The number of outstanding shares of the Registrant’s Common Stock as of May 4, 2026 was 119,828,338.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”), including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

●	the timing, scope, or likelihood of our ability to obtain and maintain regulatory approval from the U.S. Food and Drug Administration (“FDA”), the European Commission (“EC”) and other regulatory authorities for apitegromab, and any related restrictions, limitations or warnings in the label of any approval for apitegromab;
●	the FDA’s review of the two fill-finish facilities included in our Biologics License Application (“BLA”);
●	our ability to successfully build a commercial infrastructure to launch and market apitegromab, or otherwise provide access to apitegromab, if and when it is approved or receives pricing or reimbursement approval;
●	our ability, through third party manufacturers, to successfully manufacture commercial supply of apitegromab;
●	the rate and degree of market acceptance of apitegromab, if approved;
●	the size and growth potential of the markets for apitegromab, and our ability to serve those markets, either alone or in combination with others;
●	the clinical utility of apitegromab and its potential advantages over other therapeutic options;
●	the potential benefit of orphan drug exclusivity, Orphan Drug designation, Fast Track designation and Rare Pediatric Disease designation for apitegromab;
●	our success in identifying and executing development programs for additional formulations and indications for apitegromab;
●	the success, cost and timing of clinical trials, including the progress, completion, timing of results, and actual results of our clinical trials;
●	our ability, through third party manufacturers, to successfully manufacture our product candidates for clinical trials;
●	the fact that top-line or interim data from our clinical studies may not be predictive of the final or more detailed results of such study or the results of other ongoing or future studies;
●	our success in identifying and executing a development program for our preclinical product candidates, including SRK-373, SRK-256 and identifying additional product candidates from our preclinical programs and research pipeline;
●	our ability to retain our executives and highly skilled technical and managerial personnel, which could be affected due to any transition in management, or if we fail to recruit additional highly skilled personnel;

●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates and the duration of such protection and our ability to operate our business without infringing on the intellectual property rights of others;
●	our ability to obtain, generally or on terms acceptable to us, funding for our operations, including funding necessary to commercialize, if approved, apitegromab and complete further development of our current and future product candidates;
●	our ability to establish or maintain collaborations or strategic relationships;
●	our expectations relating to the potential of our proprietary platform technology;
●	the impact of new laws and regulations or amendments to existing laws and regulations in the United States and foreign countries;
●	risks associated with the impact of global economic and political developments on our business, including rising inflation and capital market disruptions, tariff policies, economic sanctions and economic slowdowns or recessions or public health pandemics;
●	developments and projections relating to our competitors and our industry;
●	our estimates and expectations regarding cash, cash reserves, and expense levels, future revenues, capital requirements and needs for additional financing, including our expected use of proceeds from our public offerings, and liquidity sources; and
●	other risks and uncertainties, including those listed under the caption Part II, Item 1A “Risk Factors.”

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

SCHOLAR ROCK HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLAR ROCK HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$430,543	$323,527
Marketable securities	49,401	44,036
Prepaid expenses and other current assets	35,340	17,584
Total current assets	515,284	385,147
Property and equipment, net	1,435	1,705
Operating lease right-of-use asset	10,139	10,382
Restricted cash	3,807	3,807
Other long-term assets	4,589	3,231
Total assets	$535,254	$404,272
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,218	$10,303
Accrued expenses	44,349	39,566
Operating lease liability	6,076	5,550
Total current liabilities	59,643	55,419
Long-term portion of operating lease liability	2,984	3,656
Long-term debt	196,614	99,709
Total liabilities	259,241	158,784
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 119,103,774 and 108,461,354 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	119	108
Additional paid-in capital	1,681,368	1,545,940
Accumulated other comprehensive income	690	94
Accumulated deficit	(1,406,164)	(1,300,654)
Total stockholders’ equity	276,013	245,488
Total liabilities and stockholders’ equity	$535,254	$404,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$51,814	$48,678
General and administrative	50,202	28,412
Total operating expenses	102,016	77,090
Loss from operations	(102,016)	(77,090)
Other income (expense):
Loss on extinguishment of debt	(3,337)	—
Interest income	2,935	4,229
Interest expense	(2,302)	(1,818)
Other expense, net	(790)	(44)
Total other income (expense), net	(3,494)	2,367
Net loss	$(105,510)	$(74,723)
Net loss per share, basic and diluted	$(0.83)	$(0.67)
Weighted average common shares outstanding, basic and diluted	127,277,144	111,838,272

Comprehensive loss:
Net loss	$(105,510)	$(74,723)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(71)	(31)
Foreign currency translation adjustments	667	—
Total other comprehensive income (loss)	596	(31)
Comprehensive loss	$(104,914)	$(74,754)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

SCHOLAR ROCK HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2025	108,461,354	$108	$1,545,940	$94	$(1,300,654)	$245,488
Unrealized loss on marketable securities	—	—	—	(71)	—	(71)
Sale of common shares, net of issuance costs	2,576,299	3	111,771	—	—	111,774
Exercise of stock options	415,289	—	5,420	—	—	5,420
Issuance of common stock upon vesting of restricted stock units ("RSUs") and performance stock units ("PSUs")	846,766	1	(1)	—	—	—
Exercise of pre-funded warrants	6,804,066	7	(7)	—	—	—
Equity-based compensation expense	—	—	18,245	—	—	18,245
Foreign currency translation adjustments	—	—	—	667	—	667
Net loss	—	—	—	—	(105,510)	(105,510)
Balance at March 31, 2026	119,103,774	$119	$1,681,368	$690	$(1,406,164)	$276,013

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	93,823,678	$94	$1,291,095	$160	$(922,715)	$368,634
Unrealized loss on marketable securities	—	—	—	(31)	—	(31)
Exercise of stock options	375,939	—	5,038	—	—	5,038
Issuance of common shares upon RSU vesting	673,790	1	(1)	—	—	—
Equity-based compensation expense	—	—	13,413	—	—	13,413
Other	—	—	2	—	—	2
Net loss	—	—	—	—	(74,723)	(74,723)
Balance at March 31, 2025	94,873,407	$95	$1,309,547	$129	$(997,438)	$312,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(105,510)	$(74,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	335	393
Amortization of debt discount and debt issuance costs	34	448
Loss on disposal of property and equipment	3	—
Equity-based compensation	18,245	13,413
Accretion of investment securities	(169)	(1,905)
Non-cash operating lease expense	1,540	1,241
Loss on extinguishment of debt	3,337	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(2,035)	(6,969)
Other assets	(37)	88
Accounts payable	(1,085)	(5,658)
Accrued expenses	4,684	(3,425)
Operating lease liabilities	(1,443)	(1,578)
Net cash used in operating activities	(82,101)	(78,675)
Cash flows from investing activities:
Purchases of property and equipment	(68)	(271)
Purchases of marketable securities	(25,267)	(58,073)
Sales and maturities of marketable securities	20,000	92,898
Net cash provided by (used in) investing activities	(5,335)	34,554
Cash flows from financing activities:
Proceeds from stock option exercises	3,473	5,020
Proceeds from sale of common shares, net	98,000	—
Proceeds from debt facility	196,683	—
Payment of debt issuance costs	(1,312)	—
Proceeds from debt refinancing	—	24,667
Payment of long-term debt	(103,058)	(25,520)
Other	—	2
Net cash provided by financing activities	193,786	4,169
Net increase (decrease) in cash, cash equivalents and restricted cash	106,350	(39,952)
Effect of exchange rate on cash, cash equivalents and restricted cash	666	—
Cash, cash equivalents and restricted cash, beginning of period	327,334	180,285
Cash, cash equivalents and restricted cash, end of period	$434,350	$140,333
Supplemental disclosure for non-cash items:
Debt issuance costs in accrued expenses	$100	$—
Stock options exercised receivable	$1,947	$—
Receivable from ATM sale	$13,774	$—
Right-of-use assets obtained in exchange for operating lease liabilities	$1,297	$—
Supplemental cash flow information:
Cash paid for interest	$2,368	$1,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Nature of the Business

Scholar Rock Holding Corporation and its subsidiaries (collectively, the “Company”) is a global biopharmaceutical company dedicated to improving the lives of children and adults with spinal muscular atrophy (“SMA”) and additional rare, severe and debilitating neuromuscular diseases. As a leader in the biology of the transforming growth factor beta (“TGFβ”) superfamily, the Company’s novel understanding of the molecular mechanisms of growth factor activation enabled the development of a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target the precursor, or latent, forms of growth factors. Based on the Company’s innovative, proprietary, and scalable technology platform, the Company is building a world-leading anti-myostatin pipeline.

The Company’s lead product candidates include apitegromab, a subcutaneous formulation of apitegromab, and SRK-439.

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

Positive data from the successful Phase 3 SAPPHIRE study evaluating apitegromab in children and adults with SMA was reported in October 2024. The Company submitted a U.S. Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) in January 2025 and the BLA was granted priority review designation. In September 2025, the Company received a Complete Response Letter (“CRL”) from the FDA related to observations identified during an FDA inspection of a third-party fill-finish facility. The facility was issued a Form 483 by the FDA in July 2025 and the inspection classification of this facility is official action indicated (“OAI”). The observations were related to the facility and were not specific to apitegromab. The CRL did not cite any other approvability concerns, including apitegromab’s efficacy and safety data or the third-party drug substance manufacturer. In November 2025, the Company completed an in-person Type A meeting with the FDA that included participation of representatives from the third-party fill-finish facility. Also in November 2025, the third-party fill-finish facility received a Warning Letter from the FDA. The Company resubmitted the apitegromab BLA in March 2026 with two fill-finish facilities included, which was accepted by the Agency with a September 30, 2026 Prescription Drug User Fee Act (“PDUFA”) action date. In March 2025, the Company submitted to the European Medicines Agency (“EMA”) and received validation of its marketing authorisation application (“MAA”) for apitegromab for the treatment of SMA. If apitegromab is approved by the FDA or EMA, the Company expects to initiate a commercial product launch in the applicable jurisdictions upon approval.

The Company continues to develop apitegromab in SMA with its ongoing long-term extension ONYX trial and its Phase 2 OPAL trial in SMA patients under two years of age, which was initiated in the third quarter of 2025. Additionally, a Phase 2 study evaluating apitegromab in patients with FSHD is expected to initiate in mid-2026.

In addition to the current intravenous (“IV”) formulation, the Company is developing a subcutaneous (“SC”) formulation of apitegromab. A Phase 1 study in healthy volunteers has been completed and demonstrated that SC apitegromab has favorable bioavailability and a comparable pharmacodynamic profile relative to IV administered apitegromab. Further development activities are ongoing, including planned FDA and EMA regulatory engagements.

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

As the Company focuses its strategy on rare neuromuscular diseases, the Company is currently seeking partnerships for its additional programs. These programs include: SRK-181, a Phase 2-ready investigational inhibitor of latent TGFβ1 in development for the treatment of patients with solid tumors that are resistant to anti-PD-(L)1 antibody therapies; SRK-373, an investigational, highly selective inhibitor of the latent TGFβ1 isoform with selective activity in the fibrotic extracellular matrix, in preclinical development for the treatment of fibrotic diseases; and SRK-256, an investigational inhibitor of RGMc, or hemojuvelin, in preclinical development for the treatment of iron-restricted anemias. The Company is also seeking partners to further evaluate the potential for myostatin inhibition in combination with GLP-1 weight loss approaches following its positive Phase 2 EMBRAZE study, demonstrating proof-of-concept in the ability of apitegromab to drive statistically significant preservation of lean mass during tirzepatide-induced weight loss.

Beyond these clinical-stage product candidates, the Company’s early-stage pipeline includes additional preclinical programs intended for the treatment of patients with rare, severe, and debilitating neuromuscular diseases. The Company was originally formed in May 2012. Its principal offices are in Cambridge, Massachusetts.

Since its inception, the Company’s operations have focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect, as well as establishing the Company’s intellectual property portfolio and performing research and development activities. The Company has primarily financed its operations through various equity financings, the exercise of stock options and warrants, as well as research and development collaboration agreements and the Company’s debt facility (Note 11).

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

The Company believes that its existing cash, cash equivalents and marketable securities as of March 31, 2026 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date these financial statements are issued.

2. Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Cash, Cash Equivalents and Restricted Cash

The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statement of cash flows (in thousands):

	As of March 31,
	2026	2025
Cash and cash equivalents	$430,543	$137,926
Restricted cash	3,807	2,407
	$434,350	$140,333

The Company’s restricted cash is associated with a letter of credit related to its lease at 301 Binney Street in Cambridge, Massachusetts and a collateral account associated with a corporate credit card program.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which enhances the transparency of income tax disclosures to provide information to investors to better assess how a company’s operations and related tax risks, tax planning and operational opportunities affect its tax rate and prospects for future cash flows. This requires public entities to disclose additional categories in the rate reconciliation regarding federal and state income taxes and provide more details surrounding reconciling items if a quantitative threshold is met. The Company adopted ASU 2023-09 on January 1, 2025, which did not have a material impact on the financial statements and related disclosures.

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

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements at March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$356,518	$356,518	$—	$—
U.S. treasury obligations	41,012	41,012	—	—
Marketable securities:
U.S. treasury obligations and government agency securities	49,401	49,401	—	—
Total assets	$446,931	$446,931	$—	$—

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$309,089	$309,089	$—	$—
Marketable securities:
U.S. treasury obligations and government agency securities	44,036	44,036	—	—
Total assets	$353,125	$353,125	$—	$—

Level 1 assets include investments in money market funds, U.S. treasury obligations and government agency securities that are valued using quoted market prices in active markets. There were no transfers of assets between fair value measurement levels during the three months ended March 31, 2026 or 2025.

The carrying amounts reflected in the balance sheets for prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at March 31, 2026 and December 31, 2025, due to their short-term nature.

4. Marketable Securities

The following table summarizes the Company’s investments as of March 31, 2026 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. treasury obligations and government agency securities	$49,375	$27	$(1)	$49,401
Total available-for-sale securities	$49,375	$27	$(1)	$49,401

The following table summarizes the Company’s investments as of December 31, 2025 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. treasury obligations and government agency securities	$43,940	$96	$—	$44,036
Total available-for-sale securities	$43,940	$96	$—	$44,036

The Company believes that U.S. treasury obligations and government agency securities are subject to minimal credit risk. As a result, the Company did not record any charges for credit-related impairments for its available-for-sale securities for the three months ended March 31, 2026.

5. Prepaid Expenses and Other Current Assets

At March 31, 2026 and December 31, 2025, prepaid expenses and other current assets consist of the following (in thousands):

	As of
	March 31,	December 31,
	2026	2025
Receivable from ATM sale	$13,774	$—
Prepaid external research and development expenses	7,320	6,509
Stock options exercised and related withholding taxes receivable	4,861	—
Other receivables	2,845	2,799
Prepaid other	2,555	1,450
Prepaid software	2,526	3,905
Prepaid compensation expense	839	950
Prepaid insurance	316	695
Prepaid professional services expense	304	1,276
	$35,340	$17,584

At March 31, 2026 and December 31, 2025, other long-term assets consist of the following (in thousands):

	As of
	March 31,	December 31,
	2026	2025
Prepaid external research and development expenses	$2,567	$2,588
Deferred financing costs related to undrawn debt	1,321	—
Prepaid other	667	604
Prepaid insurance	34	39
	$4,589	$3,231

6. Accrued Expenses

At March 31, 2026 and December 31, 2025, accrued expenses consist of the following (in thousands):

	As of
	March 31,	December 31,
	2026	2025
Accrued payroll and related expenses	$18,808	$20,114
Accrued external research and development expense	16,600	14,205
Accrued professional services expense	8,166	3,829
Accrued other	775	1,418
	$44,349	$39,566

7. Common Stock

The Company’s amended and restated certificate of incorporation was amended to increase the number of authorized shares of common stock to 300,000,000 in June 2024.

The Company has had a sales agreement in place during various time periods with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program. Under this program, the Company is able to offer and sell, from time to time at its sole discretion, shares of its common stock through Jefferies as its sales agent. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. The current sales agreement with Jefferies, entered into in

November 2022, allows for the sale of shares of common stock from time to time in “at the market” offerings through Jefferies as the Company’s sales agent. The Company sold 2,576,299 shares of its common stock under the ATM program during the three months ended March 31, 2026, generating net proceeds of $111.8 million. Of this amount, $13.8 million was received in April 2026 and was classified as a receivable and included in “Prepaid expenses and other current assets” in the consolidated balance sheets as of March 31, 2026.

The Company has issued pre-funded warrants to purchase common stock, as well as warrants to purchase common stock as part of its financing activities. Both the pre-funded warrants and warrants meet the conditions for equity classification and are recorded as a component of stockholders’ equity within additional paid-in capital. In October 2024, June 2022 and November 2020, the Company issued 353,983, 25,510,205 and 2,179,487 pre-funded warrants, respectively. During the three months ended March 31, 2026 and 2025, 6,804,082 and 0, respectively, of the Company’s pre-funded warrants were exercised. As of March 31, 2026, the Company has 10,558,065 pre-funded warrants outstanding. In June 2022, the Company also issued 10,459,181 warrants with an exercise price of $7.35, which expired on December 31, 2025. All of the common warrants outstanding associated with the June 2022 financing were exercised prior to their expiry. None of the Company’s common warrants were exercised during the three months ended March 31, 2026 and 2025.

In October 2025, the Company issued 250,000 warrants with an exercise price of $28.59 for non-employee services. Warrants issued to non-employees in connection with providing services meet the conditions for equity classification and are recorded as a component of stockholders’ equity within additional paid in capital. There were no exercises of the warrants issued for non-employee services during the three months ended March 31, 2026.

Shares Reserved For Future Issuance

As of March 31, 2026, the Company had common shares reserved for issuance as follows:

As of
March 31,
2026
Common shares reserved for exercise of pre-funded warrants	10,558,065
Common shares reserved for issuance upon exercise of outstanding warrants	250,000
Common shares reserved for exercise of outstanding stock options, unvested RSUs and unvested PSUs under the 2017 and 2018 Plans	8,547,545
Common shares reserved for exercise of outstanding stock options, unvested RSUs and unvested PSUs under the 2022 Inducement Plan	4,346,140
Common shares reserved for future issuance under the 2018 Plan	6,625,274
Common shares reserved for future issuance under the 2022 Inducement Plan	2,506,980
Common shares reserved for future issuance under the 2018 ESPP	2,903,919
35,737,923

8. Equity-Based Compensation

The Company recorded equity-based compensation expense related to all equity-based awards, which was allocated as follows in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Research and development expense	$6,553	$4,035
General and administrative expense	11,692	9,378
	$18,245	$13,413

During the three months ended March 31, 2026 and 2025, the Company entered into separation agreements with certain employees. Per the separation terms, certain stock option awards and RSUs were amended and may provide for continued vesting, accelerated vesting, and extended time to exercise vested options. As a result, equity-based compensation expense during the three months ended March 31, 2026 and 2025 includes $0.1 million and $4.0 million, respectively, related to the modification of certain equity awards.

The following table summarizes the Company’s unrecognized equity-based compensation expense as of March 31, 2026:

	As of March 31, 2026
	Unrecognized Expense (in thousands)	Weighted Average Remaining Period of Recognition (years)
RSUs	$115,417	3.0
PSUs	13,783	2.5
Stock options	75,285	2.6
	$204,485

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the current year:

		Weighted
		Average Grant
	Number of Units	Date Fair Value
RSUs as of December 31, 2025	3,283,939	$25.50
Granted	1,271,936	$47.61
Vested	(571,766)	$20.87
Forfeited	(149,361)	$23.17
RSUs as of March 31, 2026	3,834,748	$33.62

The total fair value of RSUs vested during the three months ended March 31, 2026 and 2025 was $26.3 million and $28.3 million, respectively.

Performance Stock Units

The following table summarizes the Company’s PSU activity for the current year:

		Weighted
		Average Grant
	Number of Units	Date Fair Value
PSUs as of December 31, 2025	1,100,000	$28.63
Granted	625,809	$43.39
Vested	(275,000)	$30.94
PSUs as of March 31, 2026	1,450,809	$34.56

The Company has granted various PSUs to certain employees. Depending on the terms of the PSUs and the outcome of the pre-established performance criteria, which may include a market condition, performance condition and/or time-based vesting, the recipient may ultimately earn the target number of PSUs granted or a specified multiple thereof at the end of the vesting period.

The total fair value of PSUs vested during the three months ended March 31, 2026 was $12.0 million. No PSUs vested during the three months ended March 31, 2025.

Stock Options

The following table summarizes the Company’s stock option activity for the current year:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in thousands)
Outstanding as of December 31, 2025	7,845,460	$21.06	6.72	$185,525
Granted	395,990	$47.30
Exercised	(415,289)	$13.05
Cancelled	(218,033)	$29.99
Outstanding as of March 31, 2026	7,608,128	$22.61	6.85	$204,948
Options exercisable as of March 31, 2026	4,001,549	$16.76	5.12	$132,592

Using the Black-Scholes option pricing model, the weighted average grant date fair value of options granted during the three months ended March 31, 2026 and 2025 was $39.53 and $30.02, respectively.

The following weighted average assumptions were used in determining the fair value of options granted in the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Risk-free interest rate	3.87%	4.11%
Expected dividend yield	0.0%	0.0%
Expected term (in years)	6.06	6.00
Expected volatility	107.74%	108.68%

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

In October 2025, the Company entered into a lease of office space in Zug, Switzerland (the “Switzerland Lease”). The Switzerland Lease commencement date was January 1, 2026, which is when the Company gained access to the space under the terms of the lease. The Switzerland Lease has an expiration date of December 31, 2029, with a minimum term of twelve months. The base rent under the Switzerland lease is CHF 276,000 per year.

Other information related to the leases are as follows (in thousands, except lease term and discount rate):

	Three Months Ended
	March 31,
	2026	2025
Lease cost:
Operating lease cost	$1,809	$1,714
Variable lease cost	449	392
Total lease cost	$2,258	$2,106

	Three Months Ended
	March 31,
	2026	2025
Other information:
Operating cash flows used for operating leases	$1,684	$2,051
Weighted average remaining lease term	1.7	2.4
Weighted average incremental borrowing rate	12.0%	13.1%

10. Commitments and Contingencies

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2026 and 2025.

11. Debt

On October 16, 2020, the Company entered into a Loan and Security Agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) for $50.0 million (the “Loan and Security Agreement”), which was amended in 2022 to increase the Company’s borrowing capacity.

On February 10, 2025, the Company entered into an Amended and Restated Loan and Security Agreement with Oxford (such agreement, as amended, the “Existing Loan Agreement”). The Existing Loan Agreement consolidated the existing outstanding loan tranches solely with Oxford and amends and restates in its entirety that certain Loan and Security Agreement, as amended. In conjunction with the Existing Loan Agreement, the Company was required to pay $0.9 million, which included $0.5 million to SVB for the final payment on the outstanding tranche.

On September 29, 2025, the Company received $50.0 million from the next available tranche under the Existing Loan Agreement, bringing the total borrowings to $100.0 million.

On February 27, 2026, the Company terminated the Existing Loan Agreement and entered into a Financing Agreement (the “Financing Agreement”) with certain funds managed by Blue Owl Capital Corporation (“Blue Owl”). Concurrently with the entry into the Financing Agreement, the Company also entered into a Pledge and Security Agreement (the “Security Agreement,” together with the Financing Agreement, the “2026 Loan Agreement”) with Blue Owl. The Financing Agreement contains customary representations, warranties and covenants. The Company is also required to maintain a minimum unrestricted cash balance of at least 60% of the aggregate outstanding principal amount, unless certain milestones are met and maintained.

The 2026 Loan Agreement provides for up to $350.0 million (each, a “Term Loan” and together, the “Term Loans”), of which $100.0 million of the initial term loan (the “Initial Term Loan”) was received in February 2026. In addition, the Financing Agreement includes an uncommitted incremental term loan facility that requires the consent of Blue Owl in an aggregate principal amount not to exceed $200.0 million. Deferred financing costs related to undrawn debt are included in “Other long-term assets” in the consolidated balance sheets. The Company used the proceeds of the Initial Term Loan upon the closing under the 2026 Loan Agreement to repay all outstanding obligations, totaling $103.7 million, which included $2.0 million related to the final payment and $1.0 million related to the prepayment fee, under the Existing

Loan Agreement with Oxford and upon such repayment, terminated the Existing Loan Agreement. The amount repaid by the Company included $100.0 million of outstanding indebtedness plus accrued and unpaid interest as of February 27, 2026 and fees. The Company recognized a loss on extinguishment of debt of $3.3 million in connection with the termination of the Existing Loan Agreement. As a result of the termination, all credit commitments under the Existing Loan Agreement were terminated and all security interests and guarantees executed in connection with the Existing Loan Agreement were released.

On March 31, 2026, the Company received $100.0 million from the next available tranche under the 2026 Loan Agreement. To date, the Company has received $200.0 million of Term Loans. The additional delayed draw term loan commitment in an aggregate principal amount not to exceed $150.0 million will be available from the date of FDA approval for apitegromab in SMA until the date that is the earliest of the full usage thereof, termination thereof and September 30, 2027, which may be borrowed by the Company at its sole option upon satisfying certain customary conditions, including satisfaction of the minimum cash covenant (if applicable).

The outstanding principal of the Term Loan interest at a rate per annum on the basis of a 360 day year equal to (a) in the case of Term Loans bearing interest based on the base rate defined in the Financing Agreement, the sum of (i) the base rate (and which base rate will not be less than 2.00%) plus (ii) 4.00% and (B) in the case of Term Loans bearing interest based on the three-month forward-looking term secured overnight financing rate as published by CME Group Benchmark Administration Limited (the “Term SOFR”), the sum of (i) three-month Term SOFR (subject to 1.00% per annum floor), plus (ii) 5.00%. Accrued interest is payable quarterly, on any date of prepayment of the Term Loans and at maturity.

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

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	As of March 31,
	2026	2025
RSUs	3,834,748	3,701,687
PSUs	1,450,809	—
Stock options	7,608,128	9,287,577
Warrants	250,000	8,678,664
	13,143,685	21,667,928

13. Segment Reporting

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

The following table presents significant expense information about the Company’s operating segment:

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Employee related expense(1)	$37,526	$22,938
External R&D expense - Apitegromab(3)	20,261	19,301
External R&D expense - SRK-181	36	1,110
External R&D expense - SRK-439(3)	1,759	4,279
External R&D expense - Early research and other(3)	1,210	1,455
External expense - G&A	16,132	8,942
Other segment items(2)	6,509	5,259

Equity-based compensation expense	18,245	13,413
Depreciation and amortization expense	335	393
Loss on disposal of property and equipment	3	-

Other non-operating expense/(income), net(3)	3,494	(2,367)

Net loss	$105,510	$74,723

(1)	Excludes equity-based compensation expense.
(2)	Consists of other segment expenses related to supplies, corporate and facilities expenses.
(3)	Certain prior period amounts have been recast to conform with current period presentation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report, and the audited financial information and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

We caution readers against placing undue reliance upon any such forward-looking statements, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

Overview

We are a global biopharmaceutical company dedicated to improving the lives of children and adults with spinal muscular atrophy (“SMA”) and additional rare, severe and debilitating neuromuscular diseases. As a leader in the biology of transforming growth factor beta (“TGFβ”) superfamily, our novel understanding of the molecular mechanisms of growth factor activation enabled the development of a proprietary platform for the discovery and development of monoclonal antibodies that locally and selectively target the precursor, or latent, forms of growth factors. Based on our innovative, proprietary, and scalable technology platform, we are building a world-leading anti-myostatin pipeline.

Our lead product candidates include apitegromab, a subcutaneous formulation of apitegromab, and SRK-439.

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

In October 2024, we announced positive top-line results in SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with non-ambulatory Type 2 and Type 3 SMA (which is estimated to represent the majority of the current prevalent SMA patient population in the U.S. and Europe). The study achieved its primary endpoint. At the March 2025 Muscular Dystrophy Association Clinical & Scientific Conference, we presented additional data from secondary endpoint analyses in which apitegromab demonstrated a clinically meaningful and consistent benefit in motor function across pre-specified patient subgroups. We submitted a BLA to the FDA in January 2025 and the BLA was granted priority review designation. Priority review designation conveys that the FDA has determined that if apitegromab is approved, it could offer significant improvement in the safety or effectiveness of treatment of the serious condition of SMA. In September 2025, we received a CRL from the FDA related to observations identified during an FDA site inspection of a third-party fill-finish facility. The facility was issued a Form 483 by the FDA in July 2025 and the inspection classification of this facility is official action indicated (“OAI”). The observations were related to the facility and were not specific to apitegromab. The CRL did not cite any other approvability concerns, including apitegromab’s efficacy and safety data or the third-party drug substance manufacturer. In November 2025, we completed an in-person Type A meeting with the FDA that included participation of representatives from the third-party fill-finish facility. Also in November 2025, the third-party fill-finish facility received a Warning Letter from the FDA. We resubmitted the apitegromab BLA in March 2026 with two third-party fill-finish facilities included, which was accepted by the Agency with a September 30, 2026 Prescription Drug User Fee Act (“PDUFA”) action date. In March 2025 we submitted to the European Medicines Agency (“EMA”) and received validation of our marketing authorisation application (“MAA”) for apitegromab for the treatment of SMA. If apitegromab is approved by the FDA and/or the EC, we expect to initiate a commercial product launch in the applicable jurisdictions upon approval.

A Phase 2 study evaluating apitegromab in patients with FSHD is expected to initiate in mid-2026. We see potential for apitegromab broadly in additional rare, severe, and debilitating neuromuscular diseases where muscle atrophy is a key component of disease pathogenesis, and we are actively exploring indications beyond SMA and FSHD.

In addition to the current intravenous (“IV”) formulation, we are developing a subcutaneous (“SC”) formulation of apitegromab. A Phase 1 study in healthy volunteers has been completed and demonstrated that SC apitegromab has favorable bioavailability and a comparable pharmacodynamic profile relative to IV apitegromab. Further development activities are ongoing, including planned FDA and EMA regulatory engagements.

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

Beyond these clinical-stage product candidates, our early-stage pipeline includes additional preclinical programs intended for the treatment of patients with rare, severe, and debilitating neuromuscular diseases.

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

We have incurred significant operating losses since inception. Our net losses were $105.5 million for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $1.4 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future in performing our ongoing activities, as we:

●	develop our commercialization capabilities to support product sales, marketing and distribution activities;
●	continue development activities for apitegromab in SMA, including the ONYX study, our Phase 2 OPAL study for SMA patients under two years of age and the associated drug supply;
●	explore and continue development activities for apitegromab in other neuromuscular disorders, including our planned Phase 2 FORGE clinical trial for apitegromab in FSHD;
●	continue research and development activities for our anti-myostatin program, including our Phase 1 clinical trial for SRK-439;
●	continue to discover, validate and develop additional product candidates through the use of our proprietary platform;

●	maintain, expand and protect our intellectual property portfolio;
●	hire additional research, development, commercial and other business personnel; and
●	continue to build the global infrastructure to support our operations as a global public company.

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

Financial Operations Overview

Operating Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for our research and development activities, including our product candidate discovery efforts, preclinical studies, manufacturing, and clinical trials under our research programs, which include:

●	employee-related expenses, including salaries, benefits and equity-based compensation expense for our research and development personnel;
●	expenses incurred under agreements with third parties that conduct research and development and preclinical activities on our behalf;
●	expenses incurred under agreements related to our clinical trials, including the costs for investigative sites and contract research organizations (“CROs”), that conduct our clinical trials;
●	manufacturing process development, manufacturing of clinical supplies, commercial drug supply prior to FDA approval and technology transfer expenses;
●	consulting and professional fees related to research and development activities;
●	costs of purchasing laboratory supplies and non-capital equipment used in our internal research and development activities;
●	costs related to compliance with clinical regulatory requirements; and
●	facility costs and other allocated expenses, which include expenses for rent and maintenance of facilities, insurance, depreciation and other supplies.

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

The successful development of apitegromab, SRK-181, SRK-439, SRK-373, SRK-256 and any future product candidates is uncertain. Accordingly, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of apitegromab, SRK-181, SRK-439, SRK-373, SRK-256 and any future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of our product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

●	the scope, progress, outcome and costs of our preclinical development activities, clinical trials and other research and development activities;
●	establishing an appropriate safety profile;
●	successful enrollment in and completion of clinical trials;
●	whether our product candidates show safety and efficacy in our clinical trials;
●	receipt of marketing approvals, if any, from applicable regulatory authorities;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
●	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
●	significant and changing government regulation;
●	commercializing product candidates, if and when approved, whether alone or in collaboration with others; and
●	continued acceptable safety profile of the products following any regulatory approval.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Operating expenses:
Research and development	$51,814	$48,678	$3,136	6.4%
General and administrative	50,202	28,412	21,790	76.7%
Total operating expenses	102,016	77,090	24,926	32.3%
Loss from operations	(102,016)	(77,090)	(24,926)	32.3%
Other income (expense), net	(3,494)	2,367	(5,861)	(247.6)%
Net loss	$(105,510)	$(74,723)	$(30,787)	41.2%

Operating Expenses

Research and Development

Research and development expense was $51.8 million and $48.7 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $3.1 million or 6.4%. The following table summarizes our research and development expense for the three months ended March 31, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended March 31,		Change
	2026	2025	$	%
External costs by program
Apitegromab	$20,261	$19,301	$960	5.0%
SRK-181	36	1,110	(1,074)	(96.8)%
SRK-439	1,759	4,279	(2,520)	(58.9)%
Other early programs and unallocated costs	1,210	1,455	(245)	(16.8)%
Total external costs	23,266	26,145	(2,879)	(11.0)%
Internal costs:
Employee compensation and benefits	23,682	18,110	5,572	30.8%
Facility and other	4,866	4,423	443	10.0%
Total internal costs	28,548	22,533	6,015	26.7%
Total research and development expense	$51,814	$48,678	$3,136	6.4%

The increase in research and development expense was primarily attributable to the following:

●	A decrease in our external research and development costs of $2.9 million, which primarily consisted of:
o	$1.0 million increase in costs associated with apitegromab primarily due to an increase in drug supply manufacturing and the initiation of our Phase 2 OPAL trial in SMA patients under two years of age, partially offset by a decrease in clinical trial costs as our Phase 3 SAPPHIRE clinical trial is completed;
o	$1.1 million decrease in costs associated with SRK-181, as our Phase 1 DRAGON trial is completed; and
o	$2.5 million decrease in preclinical costs and manufacturing development for SRK-439.

●	A $6.0 million increase in internal research and development costs, which was primarily driven by an increase of $2.3 million in employee related costs, including salaries, bonus, benefits and payroll taxes, an increase of $2.5 million in non-cash equity-based compensation expense related to increased headcount and severance related costs of $0.8 million.

Total research and development expenses are expected to continue to be substantial, driven by employee compensation costs and development costs associated with our manufacture of drug supply, as well as development of our clinical stage programs as we continue development activities for apitegromab in SMA, the conduct of ONYX, the conduct of our Phase 2 OPAL trial in SMA patients under the age of two, the conduct of our planned Phase 2 FORGE trial in FSHD patients, as well as costs associated with supporting our anti-myostatin program, including SRK-439. Additionally, we will continue to invest in our pipeline. We expect costs of our SRK-181 program to continue to decrease, as we completed the Phase 1 DRAGON clinical trial in June 2025.

General and Administrative

General and administrative expense was $50.2 million and $28.4 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $21.8 million or 76.7%. The total increase was primarily driven by investments in infrastructure to support launch readiness for apitegromab, including an increase of approximately $11.5 million in employee-related costs including salaries, bonus, benefits and payroll taxes related to increased headcount, an increase of $2.3 million in non-cash equity-based compensation expense related to increased headcount, an increase of approximately $7.2 million in professional service fees and an increase of approximately $0.8 million in facility and other costs. The increase in headcount is partially associated with the hiring of our commercial and field-facing teams. We expect general and administrative expenses to continue to be substantial as we continue to invest in building the infrastructure to support the commercialization of apitegromab.

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to our loss on extinguishment of debt, partially offset by an increase in interest income earned due to higher average balances in our cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any product revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of our convertible preferred stock and units in private placements before our initial public offering (“IPO”), and issuance of our common stock through our IPO in 2018, to Gilead in an exempt private placement, through multiple secondary public offerings and through “at-the-market offerings” (“ATM”) sales, as well as payments from our research collaborations and the 2026 Loan Agreement (as defined below) entered into in February 2026 (see Note 11).

The following table provides information regarding our total cash, cash equivalents and marketable securities at March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Cash and cash equivalents	$430,543	$323,527
Marketable securities	49,401	44,036
Total cash, cash equivalents and marketable securities	$479,944	$367,563

During the three months ended March 31, 2026, our cash, cash equivalents and marketable securities balance increased by $112.4 million. The change was primarily due to proceeds from our debt facility, sales under our ATM program and the exercises of stock options, partially offset by cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our product candidates and supported our internal research and development efforts and made interest payments on our debt.

Our current sales agreement with Jefferies, entered into in November 2022, allows for the sale of shares of our common stock from time to time in ATM offerings through Jefferies as the Company’s sales agent. During the three months ended March 31, 2026, we sold 2,576,299 shares of our common stock under the ATM program, generating net proceeds of $111.8 million. Of this amount, $13.8 million was received in April 2026 and was classified as a receivable and included in “Prepaid expenses and other current assets” in our consolidated balance sheets as of March 31, 2026.

In February 2025, we entered into an Amended and Restated Loan and Security Agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (such agreement, as amended, the “Existing Loan Agreement”) for up to $200 million of which $25.0 million from Tranche 1 was received in October 2020, $25.0 million from Tranche 2 was received in December 2021 and $50.0 million from Tranche 3 was received in September 2025, bringing the total outstanding balance under the Term Loans to $100.0 million. This debt facility was paid off in February 2026 (see Note 11).

In February 2026, we entered into a Financing Agreement (the “Financing Agreement”) and a Pledge and Security Agreement (the “Security Agreement,” together with the Financing Agreement, the “2026 Loan Agreement”) with certain funds managed by Blue Owl Capital Corporation (“Blue Owl”) for up to $350.0 million, of which $100.0 million of the initial term loan (the “Initial Term Loan”) was received in February 2026. In addition, the Financing Agreement includes an uncommitted incremental term loan facility that requires the consent of Blue Owl in an aggregate principal amount not to exceed $200.0 million. We used the proceeds of the Initial Term Loan upon the closing under the 2026 Loan Agreement to repay all outstanding obligations, totaling $103.7 million, under the Existing Loan Agreement with Oxford and upon such repayment, terminated the Existing Loan Agreement. The amount repaid by the Company included $100.0 million of outstanding indebtedness plus accrued and unpaid interest as of February 27, 2026 and fees. We recognized a loss on extinguishment of debt of $3.3 million in connection with the termination of the Existing Loan Agreement. As a result of the termination, all credit commitments under the Existing Loan Agreement were terminated and all security interests and guarantees executed in connection with the Existing Loan Agreement were released. On March 31, 2026, the Company received $100.0 million from the next available tranche under the 2026 Loan Agreement, bringing the outstanding balance to $200.0 million (see Note 11).

During the three months ended March 31, 2026, 6,804,082 of the Company’s pre-funded warrants were exercised. As of March 31, 2026, the Company had 10,558,065 pre-funded warrants outstanding.

During the three months ended March 31, 2026, none of the Company’s common warrants were exercised. As of March 31, 2026, the Company had 250,000 common warrants outstanding.

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(82,101)	$(78,675)
Net cash provided by (used in) investing activities	(5,335)	34,554
Net cash provided by financing activities	193,786	4,169
Net increase (decrease) in cash, cash equivalents and restricted cash	$106,350	$(39,952)

Net Cash Used in Operating Activities

Net cash used in operating activities was $82.1 million for the three months ended March 31, 2026, and consisted of our net loss of $105.5 million, partially offset by changes in our assets and liabilities of $0.1 million and non-cash adjustments of $23.3 million. The non-cash adjustments are primarily from equity-based compensation.

Net cash used in operating activities was $78.7 million for the three months ended March 31, 2025, and consisted of our net loss of $74.7 million and changes in our assets and liabilities of $17.6 million, partially offset by non-cash adjustments of $13.6 million. The non-cash adjustments are primarily from equity-based compensation.

Net Cash Provided by Investing Activities

Net cash used in investing activities was $5.3 million for the three months ended March 31, 2026 compared to net cash provided by investing activities of $34.6 million for the three months ended March 31, 2025. Net cash provided by and used in investing activities for both periods was primarily associated with transactions involving our marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $193.8 million for the three months ended March 31, 2026 compared to $4.2 million for the three months ended March 31, 2025. Net cash provided by financing activities for the three months ended March 31, 2026 was primarily attributable to $98.0 million in proceeds from the sale of common shares under our ATM program, $196.7 million in proceeds from our debt facility and $3.5 million from the exercise of stock options, partially offset by $103.1 million from the repayment of our Existing Loan Agreement with Oxford and $1.3 million of debt issuance costs related to our Financing Agreement with Blue Owl. Net cash provided by financing activities for the three months ended March 31, 2025 was primarily attributable to proceeds from the exercise of stock options and the proceeds from our debt refinancing, partially offset by the long-term debt extinguishment.

Funding Requirements

We expect our expenses to be substantial as we continue the research and development of apitegromab in SMA. In addition, we are seeking marketing approval for apitegromab, and we expect to incur significant commercialization expenses related to product sales, marketing, global manufacturing and distribution. We expect to continue to incur apitegromab development costs as we invest in trials to support other SMA patient populations, such as our Phase 2 OPAL clinical trial, and for programs in multiple other diseases beyond SMA where selective inhibition of myostatin activation may offer therapeutic benefit, such as our planned Phase 2 FORGE trial. We expect to incur costs to support our anti-myostatin program, including the close out activities for our Phase 2 EMBRAZE proof-of-concept trial of apitegromab and our Phase 1 trial for SRK-439. Additionally, we will support the development of our pipeline and any other preclinical programs. Furthermore, we expect to continue to incur costs associated with operating as a public company.

Based on our current operating model, we expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2027. However, we will require additional capital in order to complete clinical development and commercialization for each of our current programs. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

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

There have been no material changes to our critical accounting estimates from those described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Smaller Reporting Company and Non-Accelerated Filer Status

Based on the market value of our common stock held by our non-affiliates as of June 30, 2025, we are no longer a smaller reporting company. Accordingly, we ceased to be eligible to use the requirements for a smaller reporting company beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and are thus subject to additional disclosure and compliance requirements. Because we remained eligible to use the requirements for smaller reporting companies through December 31, 2025, we will remain a “non-accelerated filer” through December 31, 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2026 and December 31, 2025, we had cash, cash equivalents, and marketable securities totaling $479.9 million and $367.6 million, respectively, which included bank deposits, money market funds, U.S. treasury obligations and government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term duration of our cash equivalents and marketable securities, we do not believe an immediate one percent change in interest rates would have a material effect on the fair value of our cash equivalents and marketable securities.

Foreign Currency Risk

Our operations include activities in countries outside the U.S. As a result, our financial results are impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where we operate. We do not currently hedge our foreign currency exchange rate risk. Our monetary exposures on our condensed consolidated balance sheet were immaterial to our financial position as of March 31, 2026 and December 31, 2025.

Inflation

Inflation generally affects us by increasing our cost of labor, research, manufacturing and development costs, and clinical trial costs. We have not seen a significant impact from inflation on our business, financial condition or results of operations as of March 31, 2026. However, a significant or prolonged period of high inflation could adversely impact our results if the increase in costs outpaces the growth in our revenues.

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

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial and accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Careful consideration should be given to the following risk factors, together with all other information set forth in this Quarterly Report, including our condensed consolidated financial statements and related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other documents that we file with the SEC, in evaluating Scholar Rock Holding Corporation and our subsidiaries (collectively, the “Company,” “we,” or “our”) and our business, before investing in our common stock. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The market price of our common stock could decline if one or more of these risks or uncertainties were to occur, which may cause you to lose all or part of the money you paid to buy our common stock. The risk factors described below disclose both material and other risks, and are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements” in this Quarterly Report.

Summary of the Material Risks Associated with Our Business

Our business is subject to numerous risks and uncertainties that you should be aware of before making an investment decision, including those highlighted in the section entitled “Risk Factors.” These risks include, but are not limited to, the following:

Risks Related to Product Development, Regulatory Approval and Commercialization

●	The regulatory approval process for apitegromab in the U.S., EU and other jurisdictions will be lengthy, time-consuming and inherently unpredictable and we may fail to receive or be delayed in receiving regulatory approval of apitegromab, or we may receive regulatory approval for only a subset of SMA patients. Our progress toward potential commercialization of apitegromab has been delayed. We received a CRL from the FDA in September 2025 and in March 2026 we resubmitted the apitegromab BLA which was accepted by the FDA. The CRL could impact the current review process of our MAA with the EMA, which could result in a delay or a resubmission of the MAA to the EMA.
●	We have never commercialized a product and are in the process of building and scaling our business for potential commercialization of apitegromab in the United States and Europe, including building our compliance, medical affairs and commercial organizations, which, if we are not able to do so successfully could negatively impact our business, including the potential for a successful commercialization of apitegromab.
●	Changes or disruptions at the FDA and other government agencies caused by funding cuts, government shutdowns, personnel reductions, substantial changes in leadership and policy, or other changes or disruptions to these agencies’ operations could prevent these agencies from performing functions on which the operation of our business relies, including the timely review and potential approval of our accepted BLA resubmission, and any such disruptions and changes could negatively impact our business.
●	Unfavorable pricing and reimbursement decisions in the EU could significantly delay or limit patient access to apitegromab, if approved, and materially reduce our anticipated revenues. Even if we obtain marketing authorization, the EU health technology assessment bodies and national payors may impose price reductions, require additional clinical or real world evidence, restrict reimbursement, or deny coverage altogether. Pricing and reimbursement negotiations in the EU are often lengthy, highly uncertain, and subject to country by country requirements, reference pricing, budget impact assessments, and mandatory discounts. As a result, the commercial viability of apitegromab in the EU may be materially impacted.
●	Product development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of apitegromab, SRK-181, SRK-439, or any future product candidates. Many of the factors that cause, or lead to, a delay in the initiation or completion of clinical trials may also ultimately lead to the denial of regulatory approval or limit market acceptance of our product candidates.
●	The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later-stage clinical trials.
●	Interim, initial and preliminary results from our clinical trials that we announce or publish from time to time may change (e.g., from positive safety or efficacy results to poor or negative safety or efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.
●	We rely on third parties to conduct our clinical trials and to conduct certain aspects of our preclinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may be delayed or unable to receive regulatory approval of or commercialize apitegromab, SRK-439 or any future product candidates, and our business could be materially harmed.
●	Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to develop our product pipeline and receive regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

Risks Related to Our Business and Operations

●	Because we rely on a limited number of third-party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials, and, if approved, commercial materials, may become limited or interrupted or may not be of satisfactory quantity or quality.
●	Our reliance on third parties, such as manufacturers, third-party logistics providers, specialty distributors, specialty pharmacies, and patient service providers, may subject us to risks and may cause us to undertake substantial obligations, including financial obligations.
●	We will need to continue to grow our organization in certain areas, including our personnel, systems and relationships with third parties, in order to develop our drug candidates and we may experience difficulties in managing this growth.
●	Our executives and highly skilled technical and managerial personnel are critical to our business. If we have transition in management, lose key personnel, or if we fail to recruit additional highly skilled personnel, our ability to further develop apitegromab, SRK-181, SRK-439 and identify and develop new or next generation product candidates may be impaired.
●	Failure to comply with health care, privacy and data protection laws and regulations could lead to government or competent authority enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operation results and business.

Risks Related to Our Intellectual Property

●	Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
●	Our commercial success depends in part on our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. Third-party claims of intellectual property infringement may prevent or delay our product discovery, development, and commercialization efforts.

Risks Related to Our Financial Condition and Capital Requirements

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
●	We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of apitegromab, SRK-181, SRK-439 and any future product candidates.

Risks Related to Our Common Stock

●	The price of our stock is volatile, and you could lose all or part of your investment.

Risks Related to Product Development, Regulatory Approval and Commercialization

The regulatory approval process for apitegromab in the U.S., EU and other jurisdictions will be lengthy, time-consuming and inherently unpredictable and we may fail to receive or be delayed in receiving regulatory approval of apitegromab, or we may receive regulatory approval for only a subset of SMA patients. Our progress toward potential commercialization of apitegromab has been delayed. We received a CRL from the FDA in September 2025 and in March 2026 resubmitted the apitegromab BLA which was accepted by the FDA.

The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, promotion and distribution of drug products, including biologics, are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities outside the U.S. We are not permitted to market any biological product in the U.S. until we receive a biologics license from the FDA. Prior to submitting the BLA to the U.S. FDA in January 2025 and submitting the MAA to the EMA in March 2025 for apitegromab as a treatment for patients with SMA, we had not submitted a BLA to the FDA or MAA to the EMA or similar marketing application to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. FDA, EC or comparable foreign regulatory authorities’ approval of a new biologic or drug generally requires data from one or more adequate and well-controlled pivotal Phase 3 clinical trials of the biologic or drug in the relevant patient population. The FDA, EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials or our analysis or interpretation of data from preclinical studies or clinical trials, the results of our clinical trials may not meet the level of statistical significance or amount of data required for approval, regulatory authorities may not agree with the statistical methods we used to evaluate our clinical data, or we may be unable to demonstrate that apitegromab’s clinical and other benefits outweigh its safety risks. Even if the FDA, EMA, or other regulatory authorities were to grant approval for apitegromab in SMA, one or more of these regulatory authorities may determine that the approval should be limited to a subset b of SMA patients, which could restrict the commercial potential of apitegromab in SMA. A BLA to the FDA or MAA to the EMA must also include significant information regarding the chemistry, manufacturing, and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection as well as certain key clinical sites conducting our clinical trials. The FDA, EMA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies.

In September 2025, we received a CRL from the FDA citing observations identified during an FDA inspection of a third-party fill-finish facility. This facility was issued a Form 483 by the FDA in July 2025 and the inspection classification of this facility is “official action indicated” (OAI). The observations were related to the facility and were not specific to apitegromab. The CRL did not cite any other approvability concerns, including apitegromab’s efficacy and safety data or the third-party drug substance manufacturer. In November 2025, we completed an in-person Type A meeting with the FDA that included participation of representatives from the third-party fill-finish facility. Also in November 2025, the third-party fill-finish facility received a Warning Letter from the FDA. We resubmitted the apitegromab BLA in March 2026 with two third-party fill-finish facilities included, which was accepted by the Agency with a September 30, 2026 PDUFA action date. The FDA has completed reinspection of the applicable third-party fill-finish facility; however, there can be no guarantee of the timing of the resolution of the OAI classification of the facility that was reinspected or that the FDA will approve apitegromab. The CRL has delayed our progress toward potential commercialization of apitegromab and we may be subject to additional risks such as a loss of our competitive advantage, increased litigation and other regulatory issues.

The CRL could also adversely affect the ongoing regulatory review of the apitegromab MAA by the EMA. As part of its review, the EMA has a mutual recognition agreement with the FDA, and we believe satisfactory resolution of the OAI classification will be necessary for MAA approval. The EMA may also require additional assurance regarding the suitability of manufacturing sites prior to approval which could result in a delay in review timelines. GMP non-compliance at the third-party fill-finish facility could, in the most adverse scenario, even result in a negative CHMP opinion and refusal of the MAA by the EC.

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

Changes or disruptions at the FDA and other government agencies caused by funding cuts, government shutdowns, personnel reductions, substantial changes in leadership and policy, or other changes or disruptions to these agencies’ operations could prevent these agencies from performing functions on which the operation of our business relies, including the timely review and potential approval of our accepted BLA resubmission, and any such disruptions and changes could negatively impact our business.

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

In addition, changes in the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our products, including applicable pricing and reimbursement frameworks under federal healthcare programs, could affect the commercial viability of our products, create revenue uncertainty, and impact our ability to achieve profitability. Additionally, regulatory changes may introduce new challenges in obtaining FDA approval or navigating commercialization, and any delay in securing applicable regulatory approvals would adversely affect our business and prospects. These uncertainties could also present new challenges and/or opportunities for our FDA accepted BLA resubmission and make other preparations for potential commercialization. Any delay in obtaining, or our inability to obtain, applicable regulatory approvals would delay or prevent commercialization of apitegromab and could materially adversely impact our business and prospects.

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

We also may experience numerous unforeseen events during, or as a result of, any clinical trials in process or any future clinical trials that we conduct that could delay or prevent our ability to receive marketing approval or commercialize apitegromab, SRK-181, SRK-439, or any future product candidates, including:

●	delay or inability to reach agreement with the FDA or comparable foreign regulatory authorities on acceptable clinical trial design, conduct or statistical analysis plan;
●	regulators, Institutional Review Boards (“IRBs”) or ethics committees may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
●	we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trials of any product candidates may fail to show safety and effectiveness, or produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional preclinical studies or clinical trials or we may decide to abandon product development programs;
●	the number of subjects required for clinical trials of any product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower or more challenging than we anticipate or subjects may drop out of these clinical trials or fail to return for post treatment follow-up at a higher rate than we anticipate;
●	challenges in identifying or recruiting sufficient study sites or investigators for clinical trials;
●	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
●	clinical study sites or clinical investigators may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;
●	we may elect to, or regulators, IRBs, data safety monitoring boards, or ethics committees may recommend or require that we or our investigators, suspend or terminate clinical research or trials for various reasons, including noncompliance with regulatory requirements, a finding that the participants are being exposed to

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

The results or success of preclinical studies and early-stage clinical trials of our product candidates may not be predictive of future results or replicated in later preclinical studies or later-stage clinical trials. Preclinical studies and early-stage clinical trials are primarily designed to study PK and PD, understand the side effects of product candidates, and evaluate various doses and dosing schedules. Our current or future product candidates may demonstrate different chemical, biological and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Product candidates in later-stages of clinical trials may fail to show desired pharmacological properties or produce positive safety and efficacy results despite having progressed through preclinical studies and early-stage clinical trials. Additionally, product candidates evaluated in one disease indication may interact in unforeseen or harmful ways in a patient population with a different disease indication than was previously studied. For example, apitegromab was evaluated in our Phase 3 SAPPHIRE clinical trial for the treatment of patients with Type 2 and Type 3 SMA and apitegromab was evaluated in our Phase 2 EMBRAZE proof-of-concept trial in combination with tirzepatide in obesity. Top-line data from each clinical trial have been released and apitegromab did not interact in any new ways despite the different patient population and disease indications studied in each trial. We cannot assure you that any future clinical trials of apitegromab, such as our Phase 2 FORGE clinical trial in patients with FSHD, or any of our other anti-myostatin antibodies will show positive results or interact in ways similar to when those antibodies were previously studied in different indications. There can be no assurance that any of our current or planned clinical trials will ultimately be successful or support further clinical development or registration of any of our product candidates.

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

There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical development even after achieving promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Many drugs have failed to replicate efficacy and safety results in larger or more complex later stage trials. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain regulatory approval. If we fail to produce positive results in our ongoing and planned preclinical studies and clinical trials with apitegromab or SRK-439 or if a regulatory authority interprets and analyzes the results as not positive, the development timeline and regulatory approval and commercialization prospects for our product candidates, and, correspondingly, our business and financial prospects, may be materially adversely affected.

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

We rely on third parties to conduct our clinical trials and certain aspects of our preclinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may be delayed or unable to receive regulatory approval of or commercialize apitegromab, SRK-439 or any future product candidates, and our business could be materially harmed.

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

See the sections of our Annual Report on Form 10-K for the year ended December 31, 2025 entitled, “Business — Government Regulation — US Biological Product Development — Orphan Drug Designation” and “Business – Government Regulation – European Union Drug Development — European Union Orphan Designation and Exclusivity.”

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

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification and rescind the breakthrough designation. See the sections of our Annual Report on Form 10-K for the year ended December 31, 2025 entitled, “Business — Government Regulation — US Biological Product Development — Expedited Development and Review Programs.”

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

See the section of our Annual Report on Form 10-K for the year ended December 31, 2025 entitled, “Business – Government Regulation – European Union Drug Development — European Union Expedited Review and Development.”

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

We have limited experience manufacturing our product candidates on a commercial scale. We rely on a limited number of third-party contract manufacturers to manufacture all of our clinical trial product supplies and, if approved, all of our commercial product supplies, including all of our drug substance, fill-finish, labeling, and packaging. We do not own our own manufacturing facilities for producing any clinical trial or commercial product supplies. Our supply chain also depends on a limited number of suppliers for critical raw materials and components (including container closure systems), and any disruption, quality issue, or shortage could delay manufacturing or regulatory approvals. There can be no assurance that our preclinical, clinical development, and, if approved, commercial product supplies will not be limited or interrupted due to impacts to our third-party contract manufacturers. For example, we rely on a single source supplier for the drug substance and fill-finish manufacture of apitegromab, SRK-181 and SRK-439. We are advancing activities at a second US-based fill-finish facility to strengthen supply continuity and support potential future commercial demand of apitegromab. Our accepted BLA resubmission for apitegromab includes this second fill-finish facility. Any replacement of our current drug substance contract manufacturer or fill-finish contract manufacturer would require significant resources, lead time and expertise because there may be a limited number of qualified replacements. In addition, our ability to procure sufficient supplies for the development of apitegromab, SRK-181, SRK-439 or future product candidates could be impacted by factors outside of our control such as current macroeconomic and geopolitical events, the changing rates of inflation and interest rates and tariff policies. We have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party contract manufacturers supply and/or manufacture materials or products for other companies, which exposes our third-party contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally.

For example, in September 2025, we received a CRL from the FDA citing observations identified during an FDA inspection of a third-party fill-finish facility. This facility was issued a Form 483 by the FDA in July 2025 and the inspection classification of this facility is OAI. The observations were related to the facility and were not specific to apitegromab. In November 2025, we completed an in-person Type A meeting with the FDA that included participation of representatives from the third-party fill-finish facility. Also in November 2025, the third-party fill-finish facility received a Warning Letter from the FDA. The FDA has completed reinspection of this facility, and classification of the facility is anticipated to occur in accordance with the time periods set forth in FDA guidelines.

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

To conduct later-stage clinical trials and, if approved, produce commercial product, we will need to manufacture our product candidates in larger quantities and at appropriate quality standards. We rely on third-party contract manufacturers to scale our manufacturing processes for our clinical programs, and if approved, for commercial supply. We and our manufacturing partners may be unable to increase manufacturing capacity in a timely or cost-effective manner, and quality control issues may arise during process scale-up, technology transfer, or commercial production. If we, or any manufacturing partners, are unable to scale manufacturing of our product candidates in sufficient quantity or quality, development activities, clinical trials, regulatory submissions and approvals, or commercial launch and supply could be delayed, disrupted, or become infeasible, which could materially affect our business. In September 2025, we received a CRL from the FDA for the apitegromab BLA citing observations identified during an FDA inspection of a third-party fill-finish facility. The facility received a Form 483 in July 2025, the facility was classified as OAI and in November 2025 received a Warning Letter from the FDA. The observations were related to the facility and were not specific to apitegromab. The FDA has completed reinspection of this facility, and classification of this facility is anticipated to occur in accordance with the time periods set forth in FDA guidelines.

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

U.S. and global markets have recently been experiencing volatility and disruption caused by economic uncertainty, including as a result of geopolitical instability, ongoing military conflicts, new regulatory activities and economic policies, and high inflation and interest rates. We are continuing to monitor global capital markets and assessing the potential impact of these factors on our business, including the impact on the supply chains we rely on for the manufacture of apitegromab, SRK-439, and any other current or future product candidates.

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

As our clinical development plans and commercialization strategies continue to develop and expand, we expect we will need to hire additional managerial, clinical development, scientific, regulatory, commercial, and administrative personnel. Our ability to compete in the highly competitive biotechnology industry depends upon our ability to attract and retain highly qualified specialized personnel. As apitegromab approaches commercialization globally, we will also need to hire sales, marketing and other commercial personnel in the new markets we plan to enter. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;

●	managing our development efforts effectively, including the clinical and regulatory review process for apitegromab, SRK-439, and any future product candidates, while complying with our contractual obligations to contractors and other third parties; and
●	improving our operational, financial and management controls, reporting systems and procedures.

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

Changes in statutes, regulations or the interpretation of existing statutes or regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; (iv) additional record-keeping requirements; or (v) changes to our pricing arrangements, or coverage of or reimbursement for our products. If any such changes were to be imposed, they could adversely affect the profitability and operation of our business. See the sections of our Annual Report on Form 10-K for the year ended December 31, 2025 entitled, “Business - Government Regulation - Current and Future Healthcare Reform Legislation” and “Business - Government Regulation - Coverage and Reimbursement.”

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

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information received in the course of patient recruitment for clinical trials. See the section in our Annual Report on Form 10-K for the year ended December 31, 2025 entitled “Business – Government Regulation – Other Healthcare Laws.”

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

The GDPR also imposes strict rules on the transfers of personal data outside of the EEA or the UK to third countries, such as the US in certain circumstances, unless a derogation exists or a valid GDPR transfer mechanism (for example, the EC approved standard contractual clauses (“SCCs”) and the UK International Data Transfer Agreement/Addendum (“UK IDTA”)). Where relying on the SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. The complexity and the additional contractual burden increases our overall risk exposure. There may be further divergence on international transfer safeguards in the future, including with regard to administrative burdens. Any inability to transfer personal data from the UK and EEA to the US (and other third countries) in compliance with data protection laws may adversely affect our operations and our business and financial position. The UK data protection regime is independent from but currently still aligned with the EEA’s data protection regime. However, going forward, there will be increasing scope for divergence in application, interpretation and enforcement of the data protection law as between the UK and EEA. Although the UK is regarded as a third country under the EU GDPR, the EC has issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. Similarly, the UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. However, the UK Data (Use and Access) Act 2025 now in force, may further differentiate the UK’s data protection regimes and could potentially impact the UK’s adequacy decision granted by the EC. The respective provisions and enforcement of the EU GDPR and UK GDPR may continue to diverge, creating additional regulatory challenges and uncertainty. This evolving regulatory landscape could increase legal risk, complexity and cost to our handling of personal data, and may require us to adapt our privacy and data security compliance programs to account for increasing legal and regulatory divergence between the UK and the EEA.

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

In addition, in the United States, many states in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Further, in some cases where we process sensitive and personal information of individuals from numerous states, we may find it necessary to comply with the most stringent state laws applicable to any of the information. For example, the CCPA creates comprehensive individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. While there are currently exceptions for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA, as amended by the California Privacy Rights Act, and other enacted or proposed comprehensive state consumer privacy legislation may impact our business activities. Furthermore, certain states have passed or are considering laws that are specifically focused upon health privacy, such as Washington’s My Health My Data Act. The My Health My Data Act imposes new state restrictions and requirements on the processing and sale of consumer health data and creates a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. The effects of state and federal privacy laws are potentially significant and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation. We continue to monitor the impact that the state consumer privacy and protection laws, like the CCPA and the My Health My Data Act, may have on our business activities. See the section in our Annual Report on Form 10-K for the year ended December 31, 2025 entitled “Business

– Government Regulation – European General Data Protection Regulation” and “Business – Government Regulation – Other Healthcare and Privacy Laws.”

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

The success of apitegromab, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors. We cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, apitegromab. See the sections in our Annual Report on Form 10-K for the year ended December 31, 2025 entitled “Business– Government Regulation – Coverage and Reimbursement” and “Business–Government Regulation–Current and Future Healthcare Reform Legislation.”

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

If our future collaborations do not result in the successful discovery, development and commercialization of product candidates or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under such collaboration. All of the risks relating to product development, regulatory approval and commercialization described in our Annual Report on Form 10-K for the year ended December 31, 2025 also apply to the activities of potential therapeutic collaborators.

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

If we or one of our licensing partners initiate legal proceedings against a third-party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third-party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include inter parties review, ex parte re-examination, post-grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, EP3368069, EP2981822, EP3365368, and EP4358995 are currently subject to opposition proceedings. Such proceedings are expensive and could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

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

We are a biopharmaceutical company formed in 2012 and our operations to date have been focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. We have not yet demonstrated the ability to progress any of our product candidates through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the three months ended March 31, 2026 and 2025, we reported a net loss of $105.5 million and $74.7 million, respectively. We have incurred losses since our inception, and as of March 31, 2026, we had an accumulated deficit of $1.4 billion. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, apitegromab, SRK-181, SRK-439, and any future product candidates and prepare for the commercialization of apitegromab, if approved.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, including clinical trials for apitegromab and preclinical studies and clinical trials for SRK-439 and any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of March 31, 2026, we had approximately $479.9 million in cash, cash equivalents and marketable securities. Based on our current operating model, we believe that our existing cash, cash equivalents and marketable securities as of March 31, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into 2027. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Additionally, any program setbacks or delays due to changes in federal or state laws or clinical site or clinical vendor policies as a result of the impacts of current macroeconomic and geopolitical events, increasing rates of inflation, tariff policies and rising interest rates could impact our programs and increase our expenditures. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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

As of March 31, 2026, the fair value of our cash, cash equivalents and investments in our marketable debt securities portfolio was approximately $479.9 million and consisted primarily of investments in money market funds and U.S. treasury obligations and government agency securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

At March 31, 2026, we had $26,000 in net unrealized gains in our marketable securities available-for-sale portfolio, and unrealized losses in our securities portfolio may increase in the future due to the aforementioned economic factors. While our goal is to hold each security until maturity, that may not be possible in light of our policy to preserve capital and liquidity and because investment in securities with unrealized losses has a diminished utility as a source of liquidity prior to maturity. Selling securities with an unrealized loss would result in the realization of such losses, which could have an adverse effect on our financial condition and results of operations.

The terms of our loan agreements place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On February 27, 2026, we terminated our Existing Loan Agreement with Oxford and entered into the 2026 Loan Agreement with certain funds managed by Blue Owl.

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

As of March 31, 2026, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 8% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We no longer qualify as a smaller reporting company as of January 1, 2026, which will increase our costs and demands on management.

Based on the market value of our common stock held by our non-affiliates as of June 30, 2025, we are no longer a smaller reporting company as of January 1, 2026, and are subject to additional disclosure and compliance requirements beginning with this Quarterly Report. Due to this transition, we have and expect to continue to devote significant time and effort to implement and comply with the additional standards, rules and regulations that apply to us upon losing our smaller reporting company status. Compliance with the additional requirements also increase our legal, accounting and financial compliance costs.

As a smaller reporting company, we availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Upon losing our smaller reporting company status beginning with this Quarterly Report, we are no longer be able to rely on the scaled disclosure requirements and other accommodations available to smaller reporting companies. This will require us to provide additional disclosures in our periodic reports, including more detailed executive compensation disclosures and additional financial statement information. The transition from smaller reporting company status will require significant resources, including additional personnel, enhanced systems and processes, and increased professional fees for accounting, legal, and compliance services. We will need to implement more comprehensive internal controls and procedures to meet the heightened requirements applicable to larger public companies. Due to the complexity and logistical difficulty of implementing the standards, rules and regulations that apply to non-smaller reporting companies, there is an increased risk that we may be found to be in non-compliance with such standards, rules and regulations or to have significant deficiencies or material weaknesses in our internal controls over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations and financial condition, and could cause a decline in the trading price of our common stock.

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

As of March 31, 2026, approximately 250,000 shares of our common stock were reserved for issuance upon exercise of outstanding common stock purchase warrants. As of March 31, 2026, approximately 10,558,065 shares of our common stock were reserved for issuance upon exercise of pre-funded warrants, which are already included in our calculation of our weighted average common shares outstanding. Additionally, 12,893,685 shares of our common stock were reserved for issuance upon exercise of outstanding stock options, vested restricted stock units and vested performance stock units. The exercise of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price.

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

On November 14, 2022, we entered into a sales agreement with Jefferies, pursuant to which we may offer and sell our common stock, subject to certain limitations in the sales agreement and compliance with applicable law, at any time throughout the term of the sales agreement. The number of shares that are sold by Jefferies after delivering a placement notice will fluctuate based on the market price of the common stock during the sales period and limits we set with Jefferies. Because the price per share of each share sold will fluctuate based on the market price of our common stock during the sales period, it is not possible at this stage to predict the number of shares that will be ultimately issued. Sales to, or through, Jefferies by us could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

From January 1, 2026 through March 31, 2026, we sold 2,576,299 shares of our common stock resulting in net proceeds to us of $111.8 million pursuant to the Jefferies sales agreement. Of this amount, $13.8 million was received in April 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c)

Trading Plans

During the three months ended March 31, 2026, certain of our directors or officers (as defined in Rule 16a-1 (f)) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K of the Exchange Act:

Name and Title	Type of Trading Arrangement	Action Taken (Date of Action)	Duration or End Date	Aggregate Number of Securities to be Sold	Description of Trading Arrangement
Jeffrey Flier, Board Member	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (March 31, 2026)	December 31, 2026	3,375 (1)	Sale of the Company’s common stock pursuant to the terms of the plan
Kristina Burrow, Board Member	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (March 31, 2026)	December 31, 2026	3,053 (1)	Sale of the Company’s common stock pursuant to the terms of the plan
Michael Gilman, Board Member	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (March 31, 2026)	December 31, 2026	2,544 (1)	Sale of the Company’s common stock pursuant to the terms of the plan
Joshua Reed, Board Member	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (March 21, 2026)	December 31, 2026	3,053 (1)	Sale of the Company’s common stock pursuant to the terms of the plan
Katie Peng, Board Member	Trading plan intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c)	Adoption (March 20, 2026)	February 26, 2027	8,129 (1)	Sale of the Company’s common stock pursuant to the terms of the plan

Other than as disclosed above, no other officer or director adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” during the quarter ended March 31, 2026.

(1) This trading arrangement provides for the sale of shares with the proceeds of the sale delivered to the member of the board of directors to satisfy tax obligations upon the vesting and settlement of restricted stock units.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.2	May 8, 2018
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.1.1	May 14, 2018
3.3	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38501	3.1	June 28, 2024
3.4	Amended and Restated By-laws of the Registrant	S-1/A	333-224493	3.4	May 8, 2018
10.1†	Financing Agreement by and among the Registrant, Scholar Rock, Inc., Scholar Rock U.S. Operations, Inc., Scholar Rock Foreign Holdings, Inc., LSI Financing LLC and various lenders from time to time party hereto, dated February 27, 2026.	10-K	001-38501	10.34	March 3, 2026
10.2+	Amendment No. 6 to Scholar Rock Holding Corporation 2022 Inducement Equity Plan, dated February 5, 2026.	S-8	333-293995	99.9	March 3, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

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

SCHOLAR ROCK HOLDING CORPORATION

Date: May 7, 2026	By:	/s/ David Hallal
David Hallal Chief Executive Officer (Principal Executive Officer)
Date: May 7, 2026	By:	/s/ Vikas Sinha
Vikas Sinha Chief Financial Officer (Principal Financial and Accounting Officer)