Form 10-Q
period 2026-06-30
Scholar Rock Holding Corp
filed 2026-08-06
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2026

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

The number of outstanding shares of the Registrant’s Common Stock as of August 3, 2026 was 121,785,282.

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
•
the FDA’s review of the two fill-finish facilities included in our Biologics License Application (“BLA”);
•
our ability to successfully build a commercial infrastructure to launch and market apitegromab, or otherwise provide access to apitegromab, if and when it is approved or receives pricing or reimbursement approval;
•
our ability, through third party manufacturers, to successfully manufacture commercial supply of apitegromab;
•
the rate and degree of market acceptance of apitegromab, if approved;
•
the size and growth potential of the markets for apitegromab, and our ability to serve those markets, either alone or in combination with others;
•
the clinical utility of apitegromab and its potential advantages over other therapeutic options;
•
the potential benefit of orphan drug exclusivity, Orphan Drug designation, Fast Track designation and Rare Pediatric Disease designation for apitegromab;
•
our success in identifying and executing development programs for additional formulations and indications for apitegromab;
•
the success, cost and timing of clinical trials, including the progress, completion, timing of results, and actual results of our clinical trials;
•
our ability, through third party manufacturers, to successfully manufacture our product candidates for clinical trials;
•
the fact that top-line or interim data from our clinical studies may not be predictive of the final or more detailed results of such study or the results of other ongoing or future studies;
•
our success in identifying and executing a development program for our preclinical product candidates, including SRK-373, SRK-256 and identifying additional product candidates from our preclinical programs and research pipeline;
•
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
•
our ability to establish or maintain collaborations or strategic relationships;
•
our expectations relating to the potential of our proprietary platform technology;

•
the impact of new laws and regulations or amendments to existing laws and regulations in the United States and foreign countries;
•
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

SCHOLAR ROCK HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLAR ROCK HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$437,091	$323,527
Marketable securities	54,997	44,036
Prepaid expenses and other current assets	15,095	17,584
Total current assets	507,183	385,147
Property and equipment, net	1,166	1,705
Operating lease right-of-use asset	8,620	10,382
Restricted cash	3,807	3,807
Other long-term assets	2,767	3,231
Total assets	$523,543	$404,272
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,995	$10,303
Accrued expenses	54,931	39,566
Operating lease liability	6,316	5,550
Total current liabilities	72,242	55,419
Long-term portion of operating lease liability	1,314	3,656
Long-term debt	196,203	99,709
Total liabilities	269,759	158,784
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 121,600,396 and 108,461,354 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	122	108
Additional paid-in capital	1,768,581	1,545,940
Accumulated other comprehensive income	1,141	94
Accumulated deficit	(1,516,060)	(1,300,654)
Total stockholders’ equity	253,784	245,488
Total liabilities and stockholders’ equity	$523,543	$404,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$58,234	$62,401	$110,048	$111,079
General and administrative	50,667	49,708	100,869	78,120
Total operating expenses	108,901	112,109	210,917	189,199
Loss from operations	(108,901)	(112,109)	(210,917)	(189,199)
Other income (expense):
Loss on extinguishment of debt	—	—	(3,337)	—
Interest income	4,093	3,411	7,028	7,641
Interest expense	(4,518)	(1,206)	(6,820)	(3,025)
Other expense, net	(570)	(127)	(1,360)	(171)
Total other income (expense), net	(995)	2,078	(4,489)	4,445
Net loss	$(109,896)	$(110,031)	$(215,406)	$(184,754)
Net loss per share, basic and diluted	$(0.84)	$(0.98)	$(1.67)	$(1.65)
Weighted average common shares outstanding, basic and diluted	130,612,734	112,703,014	128,954,153	112,273,032

Comprehensive loss:
Net loss	$(109,896)	$(110,031)	$(215,406)	$(184,754)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(38)	(71)	(109)	(102)
Foreign currency translation adjustments	489	—	1,156	—
Total other comprehensive income (loss)	451	(71)	1,047	(102)
Comprehensive loss	$(109,445)	$(110,102)	$(214,359)	$(184,856)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2025	108,461,354	$108	$1,545,940	$94	$(1,300,654)	$245,488
Unrealized loss on marketable securities	—	—	—	(71)	—	(71)
Sale of common shares, net of issuance costs	2,576,299	3	111,771	—	—	111,774
Exercise of stock options	415,289	—	5,420	—	—	5,420
Issuance of common shares upon vesting of restricted stock units ("RSUs") and performance stock units ("PSUs")	846,766	1	(1)	—	—	—
Exercise of pre-funded warrants	6,804,066	7	(7)	—	—	—
Equity-based compensation expense	—	—	18,245	—	—	18,245
Foreign currency translation adjustments	—	—	—	667	—	667
Net loss	—	—	—	—	(105,510)	(105,510)
Balance at March 31, 2026	119,103,774	$119	$1,681,368	$690	$(1,406,164)	$276,013
Unrealized loss on marketable securities	—	—	—	(38)	—	(38)
Sale of common shares, net of issuance costs	967,393	1	48,999			49,000
Exercise of stock options	932,079	1	11,405	—	—	11,406
Issuance of common shares upon RSU vesting	347,150	1	(1)	—	—	—
Exercise of common warrants	250,000	—	7,148	—	—	7,148
Equity-based compensation expense	—	—	19,662	—	—	19,662
Foreign currency translation adjustments	—	—	—	489	—	489
Net loss	—	—	—	—	(109,896)	(109,896)
Balance at June 30, 2026	121,600,396	$122	$1,768,581	$1,141	$(1,516,060)	$253,784

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

SCHOLAR ROCK HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(215,406)	$(184,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	632	810
Amortization of debt discount and debt issuance costs	143	462
Loss on disposal of property and equipment	3	—
Equity-based compensation	37,907	37,846
Accretion of investment securities	(305)	(3,296)
Non-cash operating lease expense	3,059	2,533
Loss on extinguishment of debt	3,337	—
Unrealized foreign currency exchange rate losses	1,253	—
Change in operating assets and liabilities:
Prepaid expenses and other current assets	2,489	(10,053)
Other assets	1,785	(19)
Accounts payable	665	(8,991)
Accrued expenses	14,903	13,053
Operating lease liabilities	(2,873)	(3,207)
Net cash used in operating activities	(152,408)	(155,616)
Cash flows from investing activities:
Purchases of property and equipment	(69)	(486)
Purchases of marketable securities	(68,266)	(79,292)
Sales and maturities of marketable securities	57,500	199,798
Net cash provided by (used in) investing activities	(10,835)	120,020
Cash flows from financing activities:
Proceeds from stock option exercises	16,826	8,126
Proceeds from pre-funded and common warrant exercises	7,148	3,367
Proceeds from sale of common shares, net	160,774	—
Proceeds from debt facility	197,729	—
Payment of debt issuance costs	(2,515)	—
Proceeds from debt refinancing	—	24,668
Payment of long-term debt	(103,058)	(25,520)
Other	—	2
Net cash provided by financing activities	276,904	10,643
Net increase (decrease) in cash, cash equivalents and restricted cash	113,661	(24,953)
Effect of exchange rate on cash, cash equivalents and restricted cash	(97)	—
Cash, cash equivalents and restricted cash, beginning of period	327,334	180,285
Cash, cash equivalents and restricted cash, end of period	$440,898	$155,332
Supplemental disclosure for non-cash items:
Debt issuance costs in accrued expenses	$463	$—
Property and equipment purchases in accounts payable & accrued expenses	$27	—
Right-of-use assets obtained in exchange for operating lease liabilities	$1,297	$—
Supplemental cash flow information:
Cash paid for interest	$4,398	$2,755

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

Positive data from the successful Phase 3 SAPPHIRE study evaluating apitegromab in children and adults with SMA was reported in October 2024. The Company submitted a U.S. Biologics License Application (“BLA”) to the U.S. Food and Drug Administration (“FDA”) in January 2025 and the BLA was granted priority review designation. In September 2025, the Company received a Complete Response Letter (“CRL”) from the FDA related to observations identified during an FDA inspection of a third-party fill-finish facility. The facility was issued a Form 483 by the FDA in July 2025 and the inspection classification of this facility is official action indicated (“OAI”). The observations were related to the facility and were not specific to apitegromab. The CRL did not cite any other approvability concerns, including apitegromab’s efficacy and safety data or the third-party drug substance manufacturer. In November 2025, the Company completed an in-person Type A meeting with the FDA that included participation of representatives from the third-party fill-finish facility. Also in November 2025, the third-party fill-finish facility received a Warning Letter from the FDA. The Company resubmitted the apitegromab BLA in March 2026 with two fill-finish facilities included, which was accepted by the FDA with a September 30, 2026 Prescription Drug User Fee Act (“PDUFA”) action date. In March 2025, the Company submitted to the European Medicines Agency (“EMA”) and received validation of its marketing authorisation application (“MAA”) for apitegromab for the treatment of SMA. If apitegromab is approved by the FDA or EMA, the Company expects to initiate a commercial product launch in the applicable jurisdictions upon approval.

The Company continues to develop apitegromab in SMA with its ongoing long-term extension ONYX trial and its Phase 2 OPAL trial in SMA patients under two years of age, which was initiated in the third quarter of 2025. Additionally, the Company is evaluating apitegromab in patients with FSHD with its Phase 2 FORGE trial, which was initiated in the second quarter of 2026.

In addition to the current intravenous (“IV”) formulation, the Company is developing a subcutaneous (“SC”) formulation of apitegromab. A Phase 1 study in healthy volunteers has been completed and demonstrated that SC apitegromab has favorable bioavailability and a comparable pharmacodynamic profile relative to IV administered apitegromab. Further development activities are ongoing, including planned FDA and EMA regulatory engagements following potential apitegromab approvals.

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

Beyond these clinical-stage product candidates, the Company’s early-stage pipeline includes additional preclinical programs intended for the treatment of patients with rare, severe, and debilitating neuromuscular diseases. The Company was originally formed in May 2012 and has principal offices in Cambridge, Massachusetts.

Since its inception, the Company’s operations have focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect, as well as establishing the Company’s intellectual property portfolio, performing research and development activities and developing commercialization capabilities to support product sales, marketing and distribution activities. The Company has primarily financed its operations through various equity financings, the exercise of stock options and warrants, as well as research and development collaboration agreements and the Company’s debt facility (Note 11).

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

The Company believes that its existing cash, cash equivalents and marketable securities as of June 30, 2026 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date these financial statements are issued.

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

Cash, Cash Equivalents and Restricted Cash

The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statement of cash flows (in thousands):

	As of June 30,
	2026	2025
Cash and cash equivalents	$437,091	$152,925
Restricted cash	3,807	2,407
	$440,898	$155,332

The Company’s restricted cash is associated with a letter of credit related to its lease at 301 Binney Street in Cambridge, Massachusetts and a collateral account associated with its corporate credit card program.

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

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements at June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$217,532	$217,532	$—	$—
U.S. treasury obligations	199,491	199,491	—	—
Marketable securities:
U.S. treasury obligations and government agency securities	54,997	54,997	—	—
Total assets	$472,020	$472,020	$—	$—

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$309,089	$309,089	$—	$—
Marketable securities:
U.S. treasury obligations and government agency securities	44,036	44,036	—	—
Total assets	$353,125	$353,125	$—	$—

Level 1 assets include investments in money market funds, U.S. treasury obligations and government agency securities that are valued using quoted market prices in active markets. There were no transfers of assets between fair value measurement levels during the six months ended June 30, 2026 and 2025.

The carrying amounts reflected in the balance sheets for prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at June 30, 2026 and December 31, 2025, due to their short-term nature.

4. Marketable Securities

The following table summarizes the Company’s investments as of June 30, 2026 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. treasury obligations and government agency securities	$55,010	$5	$(18)	$54,997
Total available-for-sale securities	$55,010	$5	$(18)	$54,997

The following table summarizes the Company’s investments as of December 31, 2025 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. treasury obligations and government agency securities	$43,940	$96	$—	$44,036
Total available-for-sale securities	$43,940	$96	$—	$44,036

The Company believes that U.S. treasury obligations and government agency securities are subject to minimal credit risk. As a result, the Company did not record any charges for credit-related impairments for its available-for-sale securities for the six months ended June 30, 2026.

5. Prepaid Expenses and Other Current Assets

At June 30, 2026 and December 31, 2025, prepaid expenses and other current assets consist of the following (in thousands):

	As of
	June 30,	December 31,
	2026	2025
Prepaid external research and development expenses	$8,361	$6,509
Other receivables	1,959	2,799
Prepaid other	1,884	1,450
Prepaid software	1,851	3,905
Prepaid compensation expense	702	950
Prepaid professional services expense	259	1,276
Prepaid insurance	79	695
	$15,095	$17,584

At June 30, 2026 and December 31, 2025, other long-term assets consist of the following (in thousands):

	As of
	June 30,	December 31,
	2026	2025
Deferred financing costs related to undrawn debt	$1,321	$—
Prepaid other	1,156	604
Prepaid external research and development expenses	249	2,588
Prepaid insurance	41	39
	$2,767	$3,231

6. Accrued Expenses

At June 30, 2026 and December 31, 2025, accrued expenses consist of the following (in thousands):

	As of
	June 30,	December 31,
	2026	2025
Accrued external research and development expense	$24,580	$14,205
Accrued payroll and related expenses	20,033	20,114
Accrued professional services expense	9,206	3,829
Accrued other	1,112	1,418
	$54,931	$39,566

7. Common Stock

The Company’s amended and restated certificate of incorporation provides for 300,000,000 authorized shares of common stock.

The Company has had a sales agreement in place during various time periods with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program. Under this program, the Company is able to offer and sell, from time to time at its sole discretion, shares of its common stock through Jefferies as its sales agent. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. The current sales agreement with Jefferies, entered into in November 2022, allows for the sale of shares of common stock from time to time in “at the market” offerings through Jefferies as the Company’s sales agent. The Company sold 3,543,692 shares of its common stock under the ATM program during the six months ended June 30, 2026, generating net proceeds of $160.8 million.

The Company has issued pre-funded warrants to purchase common stock, as well as warrants to purchase common stock as part of its financing activities. Both the pre-funded warrants and warrants meet the conditions for equity classification and are recorded as a component of stockholders’ equity within additional paid-in capital. In October 2024, June 2022 and November 2020, the Company issued 353,983, 25,510,205 and 2,179,487 pre-funded warrants, respectively. During the six months ended June 30, 2026 and 2025, 6,804,082 and 0, respectively, of the Company’s pre-funded warrants were exercised. As of June 30, 2026, the Company has 10,558,065 pre-funded warrants outstanding. In June 2022, the Company also issued 10,459,181 warrants with an exercise price of $7.35, which expired on December 31, 2025. All of the common warrants outstanding associated with the June 2022 financing were exercised prior to their expiry.

In October 2025, the Company issued 250,000 warrants with an exercise price of $28.59 for non-employee services. Warrants issued to non-employees in connection with providing services meet the conditions for equity classification and are recorded as a component of stockholders’ equity within additional paid in capital. All of the warrants issued for non-employee services were exercised during the six months ended June 30, 2026.

Shares Reserved For Future Issuance

As of June 30, 2026, the Company had common shares reserved for issuance as follows:

As of
June 30,
2026
Common shares reserved for exercise of pre-funded warrants	10,558,065
Common shares reserved for exercise of outstanding stock options, unvested RSUs and unvested PSUs under the 2017 and 2018 Plans	7,818,365
Common shares reserved for exercise of outstanding stock options, unvested RSUs and unvested PSUs under the 2022 Inducement Plan	3,917,573
Common shares reserved for future issuance under the 2018 Plan	6,693,476
Common shares reserved for future issuance under the 2022 Inducement Plan	2,317,296
Common shares reserved for future issuance under the 2018 ESPP	2,903,919
34,208,694

8. Equity-Based Compensation

The Company recorded equity-based compensation expense related to all equity-based awards, which was allocated as follows in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expense	$7,482	$5,843	$14,035	$9,878
General and administrative expense	12,180	18,590	23,872	27,968
	$19,662	$24,433	$37,907	$37,846

During the six months ended June 30, 2026 and 2025, the Company entered into separation agreements with certain employees. Per the separation terms, certain stock option awards and RSUs were amended and may provide for continued vesting, accelerated vesting, and extended time to exercise vested options. As a result, equity-based compensation expense during the six months ended June 30, 2026 and 2025 includes $0.3 million and $13.0 million, respectively, related to the modification of certain equity awards.

The following table summarizes the Company’s unrecognized equity-based compensation expense as of June 30, 2026:

	As of June 30, 2026
	Unrecognized Expense (in thousands)	Weighted Average Remaining Period of Recognition (years)
RSUs	$112,448	2.8
PSUs	10,660	2.3
Stock options	71,105	2.5
	$194,213

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the current year:

		Weighted
		Average Grant
	Number of Units	Date Fair Value
RSUs as of December 31, 2025	3,283,939	$25.50
Granted	1,480,611	$47.40
Vested	(918,916)	$23.18
Forfeited	(246,888)	$26.04
RSUs as of June 30, 2026	3,598,746	$35.07

The total fair value of RSUs vested during the six months ended June 30, 2026 and 2025 was $42.9 million and $40.7 million, respectively.

Performance Stock Units

The following table summarizes the Company’s PSU activity for the current year:

		Weighted
		Average Grant
	Number of Units	Date Fair Value
PSUs as of December 31, 2025	1,100,000	$28.63
Granted	625,809	$43.39
Vested	(275,000)	$30.94
PSUs as of June 30, 2026	1,450,809	$34.56

The Company has granted various PSUs to certain employees. Depending on the terms of the PSUs and the outcome of the pre-established performance criteria, which may include a market condition, performance condition and/or time-based vesting, the recipient may ultimately earn the target number of PSUs granted or a specified multiple thereof at the end of the vesting period.

The total fair value of PSUs vested during the six months ended June 30, 2026 was $12.0 million. No PSUs vested during the six months ended June 30, 2025.

Stock Options

The following table summarizes the Company’s stock option activity for the current year:

			Weighted
			Average
		Weighted	Remaining Contractual	Aggregate
	Number of	Average	Term	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding as of December 31, 2025	7,845,460	$21.06	6.72	$185,525
Granted	527,488	$47.03
Exercised	(1,347,368)	$12.49
Cancelled	(339,197)	$31.53
Outstanding as of June 30, 2026	6,686,383	$24.31	7.24	$206,526
Options exercisable as of June 30, 2026	3,599,310	$19.26	6.07	$129,933

Using the Black-Scholes option pricing model, the weighted average grant date fair value of options granted during the six months ended June 30, 2026 and 2025 was $39.18 and $28.84, respectively.

The following weighted average assumptions were used in determining the fair value of options granted in the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	2026	2025
Risk-free interest rate	3.95%	4.10%
Expected dividend yield	0.0%	0.0%
Expected term (in years)	6.04	6.06
Expected volatility	107.10%	108.33%

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

Other information related to the leases are as follows (in thousands, except lease term and discount rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease cost:
Operating lease cost	$1,807	$1,714	$3,617	$3,428
Variable lease cost	407	380	855	772
Total lease cost	$2,214	$2,094	$4,472	$4,200

	Six Months Ended June 30,
	2026	2025
Other information:
Operating cash flows used for operating leases	$3,366	$4,101
Weighted average remaining lease term	1.5	2.2
Weighted average incremental borrowing rate	11.8%	13.1%

10. Commitments and Contingencies

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. Although the results of litigation and claims cannot be predicted with certainty, the Company does not believe they are party to any claim or litigation the outcome of which, if determined adversely to the Company, would individually or in the aggregate be reasonably expected to have a material adverse effect on the Company’s business.

11. Debt

On October 16, 2020, the Company entered into a Loan and Security Agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) for $50.0 million (the “Loan and Security Agreement”), which was amended in 2022 to increase the Company’s borrowing capacity.

On February 10, 2025, the Company entered into an Amended and Restated Loan and Security Agreement with Oxford (such agreement, as amended, the “Oxford Loan Agreement”). The Oxford Loan Agreement consolidated the existing outstanding loan tranches solely with Oxford and amends and restates in its entirety that certain Loan and Security Agreement, as amended. In conjunction with the Oxford Loan Agreement, the Company was required to pay $0.9 million, which included $0.5 million to SVB for the final payment on the outstanding tranche.

On September 29, 2025, the Company received $50.0 million from the next available tranche under the Oxford Loan Agreement, bringing the total borrowings to $100.0 million.

On February 27, 2026, the Company terminated the Oxford Loan Agreement and entered into a Financing Agreement (the “Financing Agreement”) with certain funds managed by Blue Owl Capital Corporation (“Blue Owl”). Concurrently with the entry into the Financing Agreement, the Company also entered into a Pledge and Security Agreement (the “Security Agreement,” together with the Financing Agreement, the “2026 Loan Agreement”) with Blue Owl. The Financing Agreement contains customary representations, warranties and covenants. The Company is also required to maintain a minimum unrestricted cash balance of at least 60% of the aggregate outstanding principal amount, unless certain milestones are met and maintained.

The 2026 Loan Agreement provides for up to $350.0 million (each, a “Term Loan” and together, the “Term Loans”), of which $100.0 million of the initial term loan (the “Initial Term Loan”) was received in February 2026. In addition, the Financing Agreement includes an uncommitted incremental term loan facility that requires the consent of Blue Owl in an aggregate principal amount not to exceed $200.0 million. Deferred financing costs related to undrawn debt are included in “Other long-term assets” in the consolidated balance sheets. The Company used the proceeds of the Initial Term Loan upon the closing under the 2026 Loan Agreement to repay all outstanding obligations, totaling $103.7 million, which included $2.0 million related to the final payment and $1.0 million related to the prepayment fee, under the Oxford Loan Agreement with Oxford and upon such repayment, terminated the Oxford Loan Agreement. The amount repaid by the Company included $100.0 million of outstanding indebtedness plus accrued and unpaid interest as of February 27, 2026 and fees. The Company recognized a loss on extinguishment of debt of $3.3 million in connection with the termination of the Oxford Loan Agreement. As a result of the termination, all credit commitments under the Oxford Loan Agreement were terminated and all security interests and guarantees executed in connection with the Oxford Loan Agreement were released.

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

The outstanding principal of the Term Loan bears interest at a rate per annum on the basis of a 360 day year equal to (a) in the case of Term Loans bearing interest based on the base rate defined in the Financing Agreement, the sum of (i) the base rate (and which base rate will not be less than 2.00%) plus (ii) 4.00% and (B) in the case of Term Loans bearing interest based on the three-month forward-looking term secured overnight financing rate as published by CME Group Benchmark Administration Limited (the “Term SOFR”), the sum of (i) three-month Term SOFR (subject to 1.00% per annum floor), plus (ii) 5.00%. Accrued interest is payable quarterly, on any date of prepayment of the Term Loans and at maturity.

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

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	As of June 30,
	2026	2025
RSUs	3,598,746	3,548,667
PSUs	1,450,809	1,100,000
Stock options	6,686,383	9,067,448
Warrants	—	8,220,620
	11,735,938	21,936,735

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

All of the Company’s material long-lived assets are held in the United States and Switzerland. Long-lived assets are comprised of property and equipment and operating lease right-of-use assets. As of June 30, 2026, long-lived assets based in the United States and Switzerland was $8.6 million and $1.2 million, respectively. As of December 31, 2025, all of the Company’s material long-lived assets were held in the United States.

The following table presents significant expense information about the Company’s operating segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Employee related expense(1)	$37,445	$32,484	$74,971	$55,422
External R&D expense - apitegromab	22,948	27,956	43,209	47,257
External R&D expense - SRK-181	9	792	45	1,902
External R&D expense - SRK-439	3,760	2,575	5,519	6,854
External R&D expense - Early research and other	1,610	2,227	2,820	3,682
External expense - G&A	16,597	14,952	32,729	23,895
Other segment items(2)	6,573	6,273	13,082	11,531

Equity-based compensation expense	19,662	24,433	37,907	37,846
Depreciation and amortization expense	297	417	632	810
Loss on disposal of property and equipment	-	-	3	-

Other non-operating expense/(income), net	995	(2,078)	4,489	(4,445)

Net loss	$109,896	$110,031	$215,406	$184,754

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

In October 2024, we announced positive top-line results in SAPPHIRE, a pivotal Phase 3 clinical trial to evaluate the efficacy and safety of apitegromab in patients with non-ambulatory Type 2 and Type 3 SMA (which is estimated to represent the majority of the current prevalent SMA patient population in the U.S. and Europe). The study achieved its primary endpoint. At the March 2025 Muscular Dystrophy Association Clinical & Scientific Conference, we presented additional data from secondary endpoint analyses in which apitegromab demonstrated a clinically meaningful and consistent benefit in motor function across pre-specified patient subgroups. We submitted a BLA to the FDA in January 2025 and the BLA was granted priority review designation. Priority review designation conveys that the FDA has determined that if apitegromab is approved, it could offer significant improvement in the safety or effectiveness of treatment of the serious condition of SMA. In September 2025, we received a CRL from the FDA related to observations identified during an FDA site inspection of a third-party fill-finish facility. The facility was issued a Form 483 by the FDA in July 2025 and the inspection classification of this facility is official action indicated (“OAI”). The observations were related to the facility and were not specific to apitegromab. The CRL did not cite any other approvability concerns, including apitegromab’s efficacy and safety data or the third-party drug substance manufacturer. In November 2025, we completed an in-person Type A meeting with the FDA that included participation of representatives from the third-party fill-finish facility. Also in November 2025, the third-party fill-finish facility received a Warning Letter from the FDA. We resubmitted the apitegromab BLA in March 2026 with two third-party fill-finish facilities included, which was accepted by the FDA with a September 30, 2026 Prescription Drug User Fee Act (“PDUFA”) action date. In March 2025 we submitted to the European Medicines Agency (“EMA”) and received validation of our marketing authorisation application (“MAA”) for apitegromab for the treatment of SMA. If apitegromab is approved by the FDA and/or the EC, we expect to initiate a commercial product launch in the applicable jurisdictions upon approval.

A Phase 2 study evaluating apitegromab in patients with FSHD was initiated in the second quarter of 2026. We see potential for apitegromab broadly in additional rare, severe, and debilitating neuromuscular diseases where muscle atrophy is a key component of disease pathogenesis, and we are actively exploring indications beyond SMA and FSHD.

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

We have incurred significant operating losses since inception. Our net losses were $215.4 million for the six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $1.5 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future in performing our ongoing activities, as we:

•
develop our commercialization capabilities to support product sales, marketing and distribution activities;
•
continue development activities for apitegromab in SMA, including the ONYX study, our Phase 2 OPAL study for SMA patients under two years of age and the associated drug supply;
•
explore and continue development activities for apitegromab in other neuromuscular disorders, including our Phase 2 FORGE clinical trial for apitegromab in FSHD;
•
continue research and development activities for subcutaneous apitegromab and for our novel anti-myostatin program, including our Phase 1 clinical trial for SRK-439;
•
continue to discover, validate and develop additional product candidates through the use of our proprietary platform;
•
maintain, expand and protect our intellectual property portfolio;
•
hire additional research, development, commercial and other business personnel; and
•
continue to build the global infrastructure to support our operations as a global public company.

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
•
Developing product candidates, whether alone or in collaboration with others;

•
establishing an appropriate safety profile;
•
successful enrollment in and completion of clinical trials;
•
whether our product candidates show safety and efficacy in our clinical trials;
•
receipt of marketing approvals, if any, from applicable regulatory authorities;
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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our cash, cash equivalents and marketable securities, offset by interest expense incurred on our debt facility, including amortization of debt discount and debt issuance costs.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Operating expenses:
Research and development	$58,234	$62,401	$(4,167)	(6.7)%
General and administrative	50,667	49,708	959	1.9%
Total operating expenses	108,901	112,109	(3,208)	(2.9)%
Loss from operations	(108,901)	(112,109)	3,208	(2.9)%
Other income (expense), net	(995)	2,078	(3,073)	(147.9)%
Net loss	$(109,896)	$(110,031)	$135	(0.1)%

Operating Expenses

Research and Development

Research and development expense was $58.2 million and $62.4 million for the three months ended June 30, 2026 and 2025, respectively, a decrease of $4.2 million or 6.7%. The following table summarizes our research and development expense for the three months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2026	2025	$	%
External costs by program
apitegromab	$22,948	$27,956	$(5,008)	(17.9)%
SRK-181	9	792	(783)	(98.9)%
SRK-439	3,760	2,575	1,185	46.0%
Other early programs and unallocated costs	1,610	2,227	(617)	(27.7)%
Total external costs	28,327	33,550	(5,223)	(15.6)%
Internal costs:
Employee compensation and benefits	24,868	23,601	1,267	5.4%
Facility and other	5,039	5,250	(211)	(4.0)%
Total internal costs	29,907	28,851	1,056	3.7%
Total research and development expense	$58,234	$62,401	$(4,167)	(6.7)%

The decrease in research and development expense was primarily attributable to the following:

•
A decrease in our external research and development costs of $5.2 million, which primarily consisted of:
o
$5.0 million decrease in costs associated with apitegromab primarily due to a decrease in drug supply manufacturing and a decrease in clinical trial costs as our Phase 3 SAPPHIRE and our Phase 2 EMBRAZE trials are completed, partially offset by an increase in costs related to our Phase 2 OPAL trial in SMA patients under two years of age and our Phase 2 FORGE trial in FSHD patients, which was initiated during the second quarter of 2026;
o
$0.8 million decrease in costs associated with SRK-181, as our Phase 1 DRAGON trial is completed; and
o
$1.2 million increase in costs associated with SRK-439 including costs associated with our Phase 1 study in healthy volunteers, partially offset by decreases in preclinical costs and manufacturing development.
•
A $1.1 million increase in internal research and development costs, which was primarily driven by an increase of $1.4 million in employee related costs, including salaries, bonus, benefits and payroll taxes related to increased headcount, an increase in non-cash equity-based compensation expense of $1.6 million related to increased headcount and severance related costs of $0.2 million, partially offset by a decrease in costs associated with our leadership transition in 2025, including $2.0 million in bonuses.

Total research and development expenses are expected to continue to be substantial, driven by employee compensation costs and development costs associated with our manufacture of drug supply, as well as development of our clinical stage programs as we continue development activities for apitegromab in SMA, the conduct of ONYX, the conduct of our Phase 2 OPAL trial in SMA patients under the age of two, the conduct of our Phase 2 FORGE trial in FSHD patients, as well as costs associated with supporting our anti-myostatin program, including SRK-439. Additionally, we will continue to invest in our pipeline.

General and Administrative

General and administrative expense was $50.7 million and $49.7 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $1.0 million or 1.9%. The total increase was primarily driven by investments in infrastructure to support commercial launch readiness for apitegromab, including an increase of approximately $9.3 million in employee-related costs including salaries, bonus, benefits and payroll taxes related to increased headcount, an increase of $2.2 million in non-cash equity based compensation expense, an increase of approximately $1.7 million in professional service fees and an increase of approximately $0.3 million in facility and other costs. The increase in headcount is partially associated with the hiring of our commercial and field-facing teams. These increases were partially offset by a decrease in costs associated with our leadership transition in 2025, including $8.6 million in non-cash equity-based compensation expense and $2.0 million in bonuses, as well as an overall decrease of $1.9 million in severance related costs. We expect general and administrative expenses to continue to be substantial as we continue to invest in building the infrastructure to support the commercialization of apitegromab.

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to interest expense incurred on our debt facility, including amortization of debt discount and debt issuance costs, partially offset by an increase in interest income earned due to higher average balances in our cash, cash equivalents and marketable securities.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2026	2025	$	%
Operating expenses:
Research and development	$110,048	$111,079	$(1,031)	(0.9)%
General and administrative	100,869	78,120	22,749	29.1%
Total operating expenses	210,917	189,199	21,718	11.5%
Loss from operations	(210,917)	(189,199)	(21,718)	11.5%
Other income (expense), net	(4,489)	4,445	(8,934)	(201.0)%
Net loss	$(215,406)	$(184,754)	$(30,652)	16.6%

Operating Expenses

Research and Development

Research and development expense was $110.0 million and $111.1 million for the six months ended June 30, 2026 and 2025, respectively, a decrease of $1.1 million or 0.9%. The following table summarizes our research and development expense for the six months ended June 30, 2026 and 2025 (in thousands, except percentages):

	Six Months Ended June 30,		Change
	2026	2025	$	%
External costs by program:
apitegromab	$43,209	$47,257	$(4,048)	(8.6)%
SRK-181	45	1,902	(1,857)	(97.6)%
SRK-439	5,519	6,854	(1,335)	(19.5)%
Other early programs and unallocated costs	2,820	3,682	(862)	(23.4)%
Total external costs	51,593	59,695	(8,102)	(13.6)%
Internal costs:
Employee compensation and benefits	48,550	41,711	6,839	16.4%
Facility and other	9,905	9,673	232	2.4%
Total internal costs	58,455	51,384	7,071	13.8%
Total research and development expense	$110,048	$111,079	$(1,031)	(0.9)%

The decrease in research and development expense was primarily attributable to the following:

•
A decrease in our external research and development costs of $8.1 million, which primarily consisted of:
o
$4.0 million decrease in costs associated with apitegromab primarily due to a decrease in drug supply manufacturing and a decrease in clinical trial costs as our Phase 3 SAPPHIRE and our Phase 2 EMBRAZE trials are completed, partially offset by costs associated with our Phase 2 OPAL trial in SMA patients under two years of age and our Phase 2 FORGE trial in FSHD patients, which was initiated during the second quarter of 2026;
o
$1.9 million decrease in costs associated with SRK-181, as our Phase 1 DRAGON trial is completed; and
o
$1.3 million decrease in preclinical costs and manufacturing development for SRK-439, partially offset by increases in clinical trial costs as we conduct our Phase 1 study in healthy volunteers.

•
A $7.1 million increase in internal research and development costs, which was primarily driven by an increase of $3.7 million in employee related costs, including salaries, bonus, benefits and payroll taxes, an increase of $4.2 million in non-cash equity-based compensation expense related to increased headcount and an increase in severance costs of $1.0 million, partially offset by a decrease in costs associated with our leadership transition in 2025, including $2.0 million in bonuses.

Total research and development expenses are expected to continue to be substantial, driven by employee compensation costs and development costs associated with our manufacture of drug supply, as well as development of our clinical stage programs as we continue development activities for apitegromab in SMA, the conduct of ONYX, the conduct of our Phase 2 OPAL trial in SMA patients under the age of two, the conduct of our Phase 2 FORGE trial in FSHD patients, as well as costs associated with supporting our anti-myostatin program, including SRK-439. Additionally, we will continue to invest in our pipeline. We expect costs of our SRK-181 program to continue to decrease, as we completed the Phase 1 DRAGON clinical trial in June 2025.

General and Administrative

General and administrative expense was $100.9 million and $78.1 million for the six months ended June 30, 2026 and 2025, respectively, an increase of $22.8 million or 29.1%. The total increase was primarily driven by investments in infrastructure to support commercial launch readiness for apitegromab, including an increase of approximately $20.9 million in employee-related costs including salaries, bonus, benefits and payroll taxes related to increased headcount, an increase of $8.5 million in equity-based compensation expense, an increase of approximately $8.9 million in professional service fees and an increase of approximately $1.1 million in facility and other costs. The increase in headcount is partially associated with the hiring of our commercial and field-facing teams. These increases were partially offset by a decrease in costs associated with our leadership transition in 2025, including $12.6 million in non-cash equity-based compensation expense, a decrease of $2.0 million in bonuses, as well as an overall decrease of $2.1 million in severance related costs. We expect general and administrative expenses to continue to be substantial as we continue to invest in building the infrastructure to support the commercialization of apitegromab.

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to our loss on extinguishment of debt and interest expense incurred on our debt facility, including amortization of debt discount and debt issuance costs.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any product revenue and have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of our convertible preferred stock and units in private placements before our initial public offering (“IPO”), and issuance of our common stock through our IPO in 2018, to Gilead in an exempt private placement, through multiple secondary public offerings and through “at-the-market offerings” (“ATM”) sales, as well as payments from our prior research collaborations, prior issuances of debt and the 2026 Loan Agreement (as defined below) entered into in February 2026 (see Note 11).

The following table provides information regarding our total cash, cash equivalents and marketable securities at June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Cash and cash equivalents	$437,091	$323,527
Marketable securities	54,997	44,036
Total cash, cash equivalents and marketable securities	$492,088	$367,563

During the six months ended June 30, 2026, our cash, cash equivalents and marketable securities balance increased by $124.5 million. The change was primarily due to proceeds from our debt facility, sales under our ATM program and the exercises of stock options and warrants, partially offset by cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our product candidates and supported our internal research and development efforts, invested in building the infrastructure to support the commercialization of apitegromab and made interest payments on our debt.

Our current sales agreement with Jefferies, entered into in November 2022, allows for the sale of shares of our common stock from time to time in ATM offerings through Jefferies as the Company’s sales agent. During the six months ended June 30, 2026, we sold 3,543,692 shares of our common stock under the ATM program, generating net proceeds of $160.8 million.

In February 2025, we entered into an Amended and Restated Loan and Security Agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (such agreement, as amended, the “Oxford Loan Agreement”) for up to $200 million of which $25.0 million from Tranche 1 was received in October 2020, $25.0 million from Tranche 2 was received in December 2021 and $50.0 million from Tranche 3 was received in September 2025, bringing the total outstanding balance under the Term Loans to $100.0 million. This debt facility was paid off in February 2026 (see Note 11).

In February 2026, we entered into a Financing Agreement (the “Financing Agreement”) and a Pledge and Security Agreement (the “Security Agreement,” together with the Financing Agreement, the “2026 Loan Agreement”) with certain funds managed by Blue Owl Capital Corporation (“Blue Owl”) for up to $350.0 million, of which $100.0 million of the initial term loan (the “Initial Term Loan”) was received in February 2026. In addition, the Financing Agreement includes an uncommitted incremental term loan facility that requires the consent of Blue Owl in an aggregate principal amount not to exceed $200.0 million. We used the proceeds of the Initial Term Loan upon the closing under the 2026 Loan Agreement to repay all outstanding obligations, totaling $103.7 million, under the Oxford Loan Agreement with Oxford and upon such repayment, terminated the Oxford Loan Agreement. The amount repaid by the Company included $100.0 million of outstanding indebtedness plus accrued and unpaid interest as of February 27, 2026 and fees. We recognized a loss on extinguishment of debt of $3.3 million in connection with the termination of the Oxford Loan Agreement. As a result of the termination, all credit commitments under the Oxford Loan Agreement were terminated and all security interests and guarantees executed in connection with the Oxford Loan Agreement were released. On March 31, 2026, the Company received $100.0 million from the next available tranche under the 2026 Loan Agreement, bringing the outstanding balance to $200.0 million (see Note 11).

During the six months ended June 30, 2026, 6,804,082 of the Company’s pre-funded warrants were exercised. As of June 30, 2026, the Company had 10,558,065 pre-funded warrants outstanding.

During the six months ended June 30, 2026, 250,000 of the Company’s common warrants were exercised. As of June 30, 2026, the Company did not have any common warrants outstanding.

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(152,408)	$(155,616)
Net cash provided by (used in) investing activities	(10,835)	120,020
Net cash provided by financing activities	276,904	10,643
Net increase (decrease) in cash, cash equivalents and restricted cash	$113,661	$(24,953)

Net Cash Used in Operating Activities

Net cash used in operating activities was $152.4 million for the six months ended June 30, 2026, and consisted of our net loss of $215.4 million, partially offset by changes in our assets and liabilities of $17.0 million and non-cash adjustments of $46.0 million. The non-cash adjustments are primarily from equity-based compensation.

Net cash used in operating activities was $155.6 million for the six months ended June 30, 2025, and consisted of our net loss of $184.8 million and changes in our assets and liabilities of $9.2 million, partially offset by non-cash adjustments of $38.4 million. The non-cash adjustments are primarily from equity-based compensation.

Net Cash Provided by Investing Activities

Net cash used in investing activities was $10.8 million for the six months ended June 30, 2026 compared to net cash provided by investing activities of $120.0 million for the six months ended June 30, 2025.

Net cash provided by and used in investing activities for both periods was primarily associated with transactions involving our marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $276.9 million for the six months ended June 30, 2026 compared to $10.6 million for the six months ended June 30, 2025. Net cash provided by financing activities for the six months ended June 30, 2026 was primarily attributable to $160.8 million in proceeds from the sale of common shares under our ATM program, $197.7 million in proceeds from our debt facility and $16.8 million from the exercise of stock options, partially offset by $103.1 million from the repayment of our Oxford Loan Agreement with Oxford and $2.5 million of debt issuance costs related to our Financing Agreement with Blue Owl.

Net cash provided by financing activities for the six months ended June 30, 2025 was primarily attributable to proceeds from the exercise of common warrants and stock options, partially offset by the net impact of our debt refinancing.

Funding Requirements

We expect our expenses to be substantial as we continue the research and development of apitegromab in SMA. In addition, we are seeking marketing approval for apitegromab, and we expect to incur significant commercialization expenses related to product sales, marketing, global manufacturing and distribution. We expect to continue to incur apitegromab development costs as we invest in trials to support other SMA patient populations, such as our Phase 2 OPAL clinical trial, and for programs in multiple other diseases beyond SMA where selective inhibition of myostatin activation may offer therapeutic benefit, such as our Phase 2 FORGE trial. We expect to incur costs to support our anti-myostatin program, including the close out activities for our Phase 2 EMBRAZE proof-of-concept trial of apitegromab and our Phase 1 trial for SRK-439. Additionally, we will support the development of our pipeline and any other preclinical programs. Furthermore, we expect to continue to incur costs associated with operating as a public company.

Based on our current operating model, we expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2027. However, we will require additional capital in order to complete clinical development and commercialization for each of our current programs. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•
the costs and timing of developing our product candidates and future product candidates, including costs associated with apitegromab in ONYX, our long-term extension study in SMA for patients from both the TOPAZ and SAPPHIRE studies, our Phase 2 OPAL trial in SMA patients under the age of two, our Phase 2 FORGE trial in FSHD patients, our Phase 1 trial of SRK-439 in healthy volunteers and the costs and timing of conducting future preclinical studies and clinical trials for SRK-373, SRK-256 or any other product candidates;
•
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
•
the costs of seeking marketing approvals for apitegromab;
•
the costs and timing of future commercialization activities, including product sales, marketing, manufacturing and distribution for apitegromab, if approved;
•
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
•
the costs of supporting our global infrastructure and facilities, including equipment and physical infrastructure to support our research and development;
•
the costs of operating as a global public company; and

•
the impact of adverse global economic conditions on our business, including increased costs associated with global tariff policies, which may exacerbate the magnitude of the factors discussed above.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2026 and December 31, 2025, we had cash, cash equivalents, and marketable securities totaling $492.1 million and $367.6 million, respectively, which included bank deposits, money market funds, U.S. treasury obligations and government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term duration of our cash equivalents and marketable securities, we do not believe an immediate one percent change in interest rates would have a material effect on the fair value of our cash equivalents and marketable securities.

Foreign Currency Risk

Our operations include activities in countries outside the U.S. As a result, our financial results are impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where we operate. We do not currently hedge our foreign currency exchange rate risk. Our monetary exposures on our condensed consolidated balance sheet were immaterial to our financial position as of June 30, 2026 and December 31, 2025.

Inflation

Inflation generally affects us by increasing our cost of labor, research, manufacturing and development costs, and clinical trial costs. We have not seen a significant impact from inflation on our business, financial condition or results of operations as of June 30, 2026. However, a significant or prolonged period of high inflation could adversely impact our results if the increase in costs outpaces the growth in our revenues.

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

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial and accounting officer) has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

•
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
•
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
•
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
•
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
•
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

•
The results of preclinical studies and early-stage clinical trials may not be predictive of future results. Success of a product candidate in an early-stage clinical trial may not be replicated in later-stage clinical trials.
•
Interim, initial and preliminary results from our clinical trials that we announce or publish from time to time may change (e.g., from positive safety or efficacy results to poor or negative safety or efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.
•
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
•
Preclinical development is uncertain. Our preclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to develop our product pipeline and receive regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

Risks Related to Our Business and Operations

•
Because we rely on a limited number of third-party manufacturing and supply partners, our supply of research and development, preclinical and clinical development materials, and, if approved, commercial materials, may become limited or interrupted or may not be of satisfactory quantity or quality.
•
Our reliance on third parties, such as manufacturers, third-party logistics providers, specialty distributors, specialty pharmacies, and patient service providers, may subject us to risks and may cause us to undertake substantial obligations, including financial obligations.
•
We will need to continue to grow our organization in certain areas, including our personnel, systems and relationships with third parties, in order to develop our drug candidates and we may experience difficulties in managing this growth.
•
Our executives and highly skilled technical and managerial personnel are critical to our business. If we have transition in management, lose key personnel, or if we fail to recruit additional highly skilled personnel, our ability to further develop apitegromab, SRK-181, SRK-439 and identify and develop new or next generation product candidates may be impaired.
•
Failure to comply with health care, privacy and data protection laws and regulations could lead to government or competent authority enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operation results and business.

Risks Related to Our Intellectual Property

•
Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.
•
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

•
We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.
•
We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of apitegromab, SRK-181, SRK-439 and any future product candidates.

Risks Related to Our Common Stock

•
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

The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, promotion and distribution of drug products, including biologics, are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities outside the U.S. We are not permitted to market any biological product in the U.S. until we receive a biologics license from the FDA. Prior to submitting the BLA to the U.S. FDA in January 2025 and submitting the MAA to the EMA in March 2025 for apitegromab as a treatment for patients with SMA, we had not submitted a BLA to the FDA or MAA to the EMA or similar marketing application to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. FDA, EC or comparable foreign regulatory authorities’ approval of a new biologic or drug generally requires data from one or more adequate and well-controlled pivotal Phase 3 clinical trials of the biologic or drug in the relevant patient population. The FDA, EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials or our analysis or interpretation of data from preclinical studies or clinical trials, the results of our clinical trials may not meet the level of statistical significance or amount of data required for approval, regulatory authorities may not agree with the statistical methods we used to evaluate our clinical data, or we may be unable to demonstrate that apitegromab’s clinical and other benefits outweigh its safety risks. Even if the FDA, EMA, or other regulatory authorities were to grant approval for apitegromab in SMA, one or more of these regulatory authorities may determine that the approval should be limited to a subset of SMA patients, which could restrict the commercial potential of apitegromab in SMA. A BLA to the FDA or MAA to the EMA must also include significant information regarding the chemistry, manufacturing, and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection as well as certain key clinical sites conducting our clinical trials. The FDA, EMA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies.

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
•
the willingness or availability of patients to participate in our trials;
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

•
SMA no longer meets the definition of a rare pediatric disease;
•
apitegromab contains an active ingredient (including any ester or salt of the active ingredient) that has been previously approved in an application;
•
the BLA does not rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population; or
•
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

If apitegromab receives marketing approval it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. There may be delays in getting apitegromab, if approved, on hospital or insurance formularies, or there may be limitations on coverage in the early stages of commercialization for newly approved drugs. If apitegromab is approved but fails to achieve market acceptance among hospitals, physicians, patients or health care payors, we will not be able to generate significant revenues and we may not become profitable, which would have a material adverse effect on our business, prospects, financial condition and results of operations. For example, doctors may deem it sufficient to treat patients with SMA with an SMN-targeted treatment such as nusinersen or risdiplam, and therefore will not be willing to utilize apitegromab in conjunction with such SMN-targeted treatment. The degree of market acceptance of apitegromab, if approved for commercial sale, will depend on a number of factors, including:

•
the efficacy and safety of apitegromab as demonstrated in clinical trials;
•
the indications for which apitegromab is approved;
•
efficacy and potential advantages compared to alternative treatments;
•
the ability to obtain sufficient third-party coverage and adequate reimbursement;
•
the amount, scope and nature of the clinical data (and other forms of data) available;
•
the ability to offer apitegromab, if approved, for sale at competitive prices;
•
the timing of market introduction of apitegromab as well as competitive products;
•
convenience and ease of administration compared to alternative treatments;
•
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•
the strength of marketing and distribution support; and
•
the prevalence and severity of any side effects.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market apitegromab in the EU, we may not be successful in commercializing apitegromab if and when it is approved.

We have recently begun to build our sales or marketing infrastructure in Europe and we have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for apitegromab, if approved, for which we retain sales and marketing responsibilities, we must continue to develop a sales and marketing organization and/or outsource certain functions to third parties, including third party distributors.

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

•
our ability to recruit and retain adequate numbers of effective sales and marketing personnel;
•
the ability of sales personnel to obtain access to physicians or educate adequate numbers of physicians on the benefits of prescribing apitegromab; and
•
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

For example, in September 2025, we received a CRL from the FDA citing observations identified during an FDA inspection of a third-party fill-finish facility. This facility was issued a Form 483 by the FDA in July 2025 and the inspection classification of this facility is OAI. The observations were related to the facility and were not specific to apitegromab. In November 2025, we completed an in-person Type A meeting with the FDA that included participation of representatives from the third-party fill-finish facility. Also in November 2025, the third-party fill-finish facility received a Warning Letter from the FDA. The FDA has completed reinspection of this facility, and will classify the facility based upon its inspectional findings.

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

To conduct later-stage clinical trials and, if approved, produce commercial product, we will need to manufacture our product candidates in larger quantities and at appropriate quality standards. We rely on third-party contract manufacturers to scale our manufacturing processes for our clinical programs, and if approved, for commercial supply. We and our manufacturing partners may be unable to increase manufacturing capacity in a timely or cost-effective manner, and quality control issues may arise during process scale-up, technology transfer, or commercial production. If we, or any manufacturing partners, are unable to scale manufacturing of our product candidates in sufficient quantity or quality, development activities, clinical trials, regulatory submissions and approvals, or commercial launch and supply could be delayed, disrupted, or become infeasible, which could materially affect our business. In September 2025, we received a CRL from the FDA for the apitegromab BLA citing observations identified during an FDA inspection of a third-party fill-finish facility. The facility received a Form 483 in July 2025, the facility was classified as OAI and in November 2025 received a Warning Letter from the FDA. The observations were related to the facility and were not specific to apitegromab. The FDA has completed reinspection of this facility, and will classify this facility based upon its inspectional findings.

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

We have conducted clinical trials and are currently conducting ONYX, our long-term extension clinical trial of apitegromab and OPAL, our Phase 2 clinical trial of apitegromab in children under the age of two living with SMA, in the EEA and the UK, and may conduct future clinical trials in the EEA or the UK. We are therefore subject to European privacy laws, where we collect and use personal data including health related data, in connection with our clinical trials in the EEA, or the UK, including the EU General Data Protection Regulation (the “EU GDPR”), the UK General Data Protection Regulation (the “UK GDPR”) (collectively referred to as the “GDPR”), as well as other national data protection legislation in force in the relevant EEA Member States and the UK (including the UK Data Protection Act of 2018), which govern the collection, use, storage, disclosure, transfer, or other processing of personal data (including health data processed in the context of clinical trials) regarding individuals in the EEA and UK. The GDPR imposes a broad range of strict requirements on companies that process personal data, including requirements relating to having legal bases and conditions for processing personal data and transferring such personal data outside the EEA or the UK, including to the U.S., providing details to those individuals regarding the processing of their personal information and, when relevant, data transfer agreement or other transfer mechanism in place for transfer of personal data from Europe to the US, keeping personal information secure, having data processing agreements with third parties who process personal information, responding to individuals’ requests to exercise their rights in respect of their personal information, where required reporting security breaches involving personal data to the competent national data protection authority and affected individuals, where required, appointing data protection officers, where required conducting data protection impact assessments for high risk processing, and record-keeping. The GDPR imposes penalties in the event of non-compliance, including fines of up to 20.0 million Euros (17.5 million GBP for the UK) or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

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
•
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

•
The new court may be associated with greater degrees of uncertainty in litigation, with respect to both planning and outcome.
•
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

If we or one of our licensing partners initiate legal proceedings against a third-party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third-party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include inter parties review, ex parte re-examination, post-grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, EP2981822, EP3816625, and EP4358995 are currently subject to opposition proceedings in Europe, while JP6823167 and JP7344337 are the subject of invalidation trials in Japan. Such proceedings are expensive and could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

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

We are a biopharmaceutical company formed in 2012 and our operations to date have been focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. We have not yet demonstrated the ability to progress any of our product candidates through clinical trials, we have no products approved for commercial sale and we have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the six months ended June 30, 2026 and 2025, we reported a net loss of $215.4 million and $184.8 million, respectively. We have incurred losses since our inception, and as of June 30, 2026, we had an accumulated deficit of $1.5 billion. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, apitegromab, SRK-181, SRK-439, and any future product candidates and prepare for the commercialization of apitegromab, if approved.

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

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, including clinical trials for apitegromab and preclinical studies and clinical trials for SRK-439 and any future product candidates, to seek regulatory approvals for our product candidates and to launch and commercialize any products for which we receive regulatory approval. As of June 30, 2026, we had approximately $492.1 million in cash, cash equivalents and marketable securities. Based on our current operating model, we believe that our existing cash, cash equivalents and marketable securities as of June 30, 2026 will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of 2027. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Additionally, any program setbacks or delays due to changes in federal or state laws or clinical site or clinical vendor policies as a result of the impacts of current macroeconomic and geopolitical events, increasing rates of inflation, tariff policies and rising interest rates could impact our programs and increase our expenditures. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

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
•
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

•
delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•
delayed or lost access to, or reductions in borrowings available under our existing debt facility; or
•
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

As of June 30, 2026, the fair value of our cash, cash equivalents and investments in our marketable debt securities portfolio was approximately $492.1 million and consisted primarily of investments in money market funds and U.S. treasury obligations and government agency securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

At June 30, 2026, we had $13,000 in net unrealized losses in our marketable securities available-for-sale portfolio, and unrealized losses in our securities portfolio may increase in the future due to the aforementioned economic factors. While our goal is to hold each security until maturity, that may not be possible in light of our policy to preserve capital and liquidity and because investment in securities with unrealized losses has a diminished utility as a source of liquidity prior to maturity. Selling securities with an unrealized loss would result in the realization of such losses, which could have an adverse effect on our financial condition and results of operations.

The terms of our loan agreements place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On February 27, 2026, we terminated the Oxford Loan Agreement and entered into the 2026 Loan Agreement with certain funds managed by Blue Owl.

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
•
actual or anticipated variations in quarterly operating results or our cash position;
•
our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•
changes in accounting practices; and
•
significant lawsuits, including patent or stockholder litigation.

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

As of June 30, 2026, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 8% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We no longer qualify as a smaller reporting company as of January 1, 2026, which will increase our costs and demands on management.

Based on the market value of our common stock held by our non-affiliates as of June 30, 2025, we are no longer a smaller reporting company as of January 1, 2026, and are subject to additional disclosure and compliance requirements. Due to this transition, we have and expect to continue to devote significant time and effort to implement and comply with the additional standards, rules and regulations that apply to us upon losing our smaller reporting company status. Compliance with the additional requirements also increase our legal, accounting and financial compliance costs.

As a smaller reporting company, we availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Upon losing our smaller reporting company status beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, we are no longer be able to rely on the scaled disclosure requirements and other accommodations available to smaller reporting companies. This requires us to provide additional disclosures in our periodic reports, including more detailed executive compensation disclosures and additional financial statement information. The transition from smaller reporting company status requires significant resources, including additional personnel, enhanced systems and processes, and increased professional fees for accounting, legal, and compliance services. We need to implement more comprehensive internal controls and procedures to meet the heightened requirements applicable to larger public companies. Due to the complexity and logistical difficulty of implementing the standards, rules and regulations that apply to non-smaller reporting companies, there is an increased risk that we may be found to be in non-compliance with such standards, rules and regulations or to have significant deficiencies or material weaknesses in our internal controls over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations and financial condition, and could cause a decline in the trading price of our common stock.

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

As of June 30, 2026, approximately 10,558,065 shares of our common stock were reserved for issuance upon exercise of pre-funded warrants, which are already included in our calculation of our weighted average common shares outstanding. Additionally, 11,735,938 shares of our common stock were reserved for issuance upon exercise of outstanding stock options, vested restricted stock units and vested performance stock units. The exercise of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price.

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

From January 1, 2026 through June 30, 2026, we sold 3,543,692 shares of our common stock resulting in net proceeds to us of $160.8 million pursuant to the Jefferies sales agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c)

Trading Plans

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1 (f)) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K of the Exchange Act.

Item 6. Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit Number	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.2	May 8, 2018
3.2	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	S-1/A	333-224493	3.1.1	May 14, 2018
3.3	Amendment to Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-38501	3.1	June 28, 2024
3.4	Amended and Restated By-laws of the Registrant	S-1/A	333-224493	3.4	May 8, 2018
31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)

* Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCHOLAR ROCK HOLDING CORPORATION

Date: August 6, 2026	By:	/s/ David Hallal
David Hallal Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2026	By:	/s/ Vikas Sinha
Vikas Sinha Chief Financial Officer (Principal Financial and Accounting Officer)