Form 10-Q
period 2026-09-30
Scholar Rock Holding Corp
filed 2026-11-10
CIK 1727196

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2026

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

The number of outstanding shares of the Registrant’s Common Stock as of November 6, 2026 was 122,004,478.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q (“Quarterly Report”), including the documents incorporated by reference, contains forward-looking statements within the meaning of the federal securities laws, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend these forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of complying with those safe harbor provisions. All statements other than statements of historical facts contained in this Quarterly Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue” or the negative of these terms or other comparable terminology. Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include, among others, the following:

•
the timing, scope or likelihood of our ability to obtain and maintain regulatory approval of apitegromab from the European Commission (“EC”), Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”) and other regulatory authorities;
•
the ability to maintain regulatory approval of ISEMBYLD™ (apitegromab-mstn) from the U.S. Food and Drug Administration (“FDA”) and successfully complete the post-marketing requirements from the FDA;
•
our ability to successfully commercialize ISEMBYLD;
•
our ability, through third-party manufacturers, to successfully manufacture commercial supply of ISEMBYLD;
•
the rate and degree of market acceptance of ISEMBYLD;
•
the size and growth potential of the markets for apitegromab, and our ability to serve those markets, either alone or in combination with others;
•
the clinical utility of ISEMBYLD and its potential advantages over other therapeutic options;
•
the potential benefit of orphan drug exclusivity and Orphan Medicinal Product designation for apitegromab;
•
our success in identifying and executing development programs for additional formulations and indications for apitegromab;
•
the success, cost and timing of clinical trials, including the progress, completion, timing of results, and actual results of our clinical trials;
•
our ability, through third party manufacturers, to successfully manufacture our product candidates for clinical trials;
•
the fact that top-line or interim data from our clinical studies may not be predictive of the final or more detailed results of such studies or the results of other ongoing or future studies;
•
our success in identifying and executing a development program for our nonclinical product candidates, including SRK-373, SRK-256 and identifying additional product candidates from our noneclinical programs and research pipeline;
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
•
our ability to obtain, generally or on terms acceptable to us, funding for our operations, including funding necessary to commercialize ISEMBYLD and complete further development of our current and future product candidates;
•
our ability to establish or maintain collaborations or strategic relationships;
•
our expectations relating to the potential of our proprietary platform technology;

•
the impact of new laws and regulations or amendments to existing laws and regulations in the U.S. and foreign countries;
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

SCHOLAR ROCK HOLDING CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCHOLAR ROCK HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$366,269	$323,527
Marketable securities	47,330	44,036
Accounts receivable, net	677	—
Inventory	773	—
Prepaid expenses and other current assets	18,380	17,584
Total current assets	433,429	385,147
Property and equipment, net	984	1,705
Operating lease right-of-use asset	7,712	10,382
Restricted cash	1,400	3,807
Other long-term assets	2,447	3,231
Total assets	$445,972	$404,272
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,162	$10,303
Accrued expenses	68,141	39,566
Operating lease liability	5,821	5,550
Total current liabilities	80,124	55,419
Long-term portion of operating lease liability	960	3,656
Long-term debt	196,212	99,709
Total liabilities	277,296	158,784
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 300,000,000 shares authorized; 121,934,924 and 108,461,354 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	122	108
Additional paid-in capital	1,790,230	1,545,940
Accumulated other comprehensive income	1,623	94
Accumulated deficit	(1,623,299)	(1,300,654)
Total stockholders’ equity	168,676	245,488
Total liabilities and stockholders’ equity	$445,972	$404,272

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Product revenue, net	$570	$—	$570	$—
Operating expenses:
Cost of revenue	8	—	8	—
Research and development	54,128	50,486	164,176	161,565
Selling, general and administrative	52,495	53,064	153,364	131,184
Total operating expenses	106,631	103,550	317,548	292,749
Loss from operations	(106,061)	(103,550)	(316,978)	(292,749)
Other income (expense):
Loss on extinguishment of debt	—	—	(3,337)	—
Interest income	4,096	2,733	11,124	10,374
Interest expense	(4,634)	(1,334)	(11,454)	(4,359)
Other expense, net	(640)	(69)	(2,000)	(240)
Total other income (expense), net	(1,178)	1,330	(5,667)	5,775
Net loss	$(107,239)	$(102,220)	$(322,645)	$(286,974)
Net loss per share, basic and diluted	$(0.81)	$(0.90)	$(2.48)	$(2.54)
Weighted average common shares outstanding, basic and diluted	132,372,289	113,729,850	130,106,052	112,763,974

Comprehensive loss:
Net loss	$(107,239)	$(102,220)	$(322,645)	$(286,974)
Other comprehensive income (loss):
Unrealized income (loss) on marketable securities	(7)	59	(116)	(43)
Foreign currency translation adjustments	489	—	1,645	—
Total other comprehensive income (loss)	482	59	1,529	(43)
Comprehensive loss	$(106,757)	$(102,161)	$(321,116)	$(287,017)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SCHOLAR ROCK HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid‑in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2025	108,461,354	$108	$1,545,940	$94	$(1,300,654)	$245,488
Unrealized loss on marketable securities	—	—	—	(71)	—	(71)
Sale of common shares, net of issuance costs	2,576,299	3	111,771	—	—	111,774
Exercise of stock options	415,289	—	5,420	—	—	5,420
Issuance of common shares upon vesting of restricted stock units ("RSUs") and performance stock units ("PSUs")	846,766	1	(1)	—	—	—
Exercise of pre-funded warrants	6,804,066	7	(7)	—	—	—
Equity-based compensation expense	—	—	18,245	—	—	18,245
Foreign currency translation adjustments	—	—	—	667	—	667
Net loss	—	—	—	—	(105,510)	(105,510)
Balance at March 31, 2026	119,103,774	$119	$1,681,368	$690	$(1,406,164)	$276,013
Unrealized loss on marketable securities	—	—	—	(38)	—	(38)
Sale of common shares, net of issuance costs	967,393	1	48,999			49,000
Exercise of stock options	932,079	1	11,405	—	—	11,406
Issuance of common shares upon RSU vesting	347,150	1	(1)	—	—	—
Exercise of common warrants	250,000	—	7,148	—	—	7,148
Equity-based compensation expense	—	—	19,662	—	—	19,662
Foreign currency translation adjustments	—	—	—	489	—	489
Net loss	—	—	—	—	(109,896)	(109,896)
Balance at June 30, 2026	121,600,396	$122	$1,768,581	$1,141	$(1,516,060)	$253,784
Unrealized loss on marketable securities	—	—	—	(7)	—	(7)
Exercise of stock options	219,826	—	3,734	—	—	3,734
Issuance of common shares upon RSU vesting	114,702	—	—	—	—	—
Equity-based compensation expense	—	—	17,915	—	—	17,915
Foreign currency translation adjustments	—	—	—	489	—	489
Net loss	—	—	—	—	(107,239)	(107,239)
Balance at September 30, 2026	121,934,924	$122	$1,790,230	$1,623	$(1,623,299)	$168,676

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

SCHOLAR ROCK HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(322,645)	$(286,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	890	1,233
Amortization of debt discount and debt issuance costs	300	325
Loss on disposal of property and equipment	3	—
Equity-based compensation	55,818	56,177
Accretion of investment securities	(689)	(3,791)
Non-cash operating lease expense	4,467	3,877
Loss on extinguishment of debt	3,337	—
Unrealized foreign currency exchange rate losses	1,776	—
Change in operating assets and liabilities:
Accounts receivable	(677)	—
Inventory	(773)	—
Prepaid expenses and other current assets	(792)	(5,965)
Other assets	4,510	(372)
Accounts payable	(4,138)	(3,331)
Accrued expenses	28,597	18,797
Operating lease liabilities	(4,199)	(4,515)
Net cash used in operating activities	(234,215)	(224,539)
Cash flows from investing activities:
Purchases of property and equipment	(170)	(570)
Purchases of marketable securities	(72,221)	(98,009)
Sales and maturities of marketable securities	69,500	278,298
Net cash provided by (used in) investing activities	(2,891)	179,719
Cash flows from financing activities:
Proceeds from stock option exercises	20,560	10,945
Proceeds from pre-funded and common warrant exercises	7,148	3,367
Proceeds from sale of common shares, net	160,774	91,658
Proceeds from debt facility	197,729	49,992
Payment of debt issuance costs	(3,122)	—
Proceeds from debt refinancing	—	24,668
Payment of long-term debt	(103,058)	(25,520)
Other	—	2
Net cash provided by financing activities	280,031	155,112
Net increase (decrease) in cash, cash equivalents and restricted cash	42,925	110,292
Effect of exchange rate on cash, cash equivalents and restricted cash	(183)	—
Cash, cash equivalents and restricted cash, beginning of period	327,334	180,285
Cash, cash equivalents and restricted cash, end of period	$370,076	$290,577
Supplemental disclosure for non-cash items:
Stock options exercised receivable	$—	1,229
Right-of-use assets obtained in exchange for operating lease liabilities	$1,787	$—
Supplemental cash flow information:
Cash paid for interest	$11,230	4,038

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

The Company has one product approved in the United States, ISEMBYLD™ (apitegromab-mstn), for the treatment of SMA. The Company's lead product candidates include a subcutaneous (“SC”) formulation of apitegromab and SRK-439.

Apitegromab is a fully human monoclonal antibody that inhibits myostatin activation by selectively binding the pro- and latent forms of myostatin in skeletal muscle. Myostatin is a catabolic agent that functions as a negative regulator of muscle mass, therefore inhibition of myostatin results in increased muscle mass and strength. On September 11, 2026, the U.S. Food and Drug Administration (“FDA”) approved ISEMBYLD for the treatment of SMA in adults and children two years of age and older who are currently receiving a survival motor neuron 2 (“SMN2”)-targeted treatment. ISEMBYLD is the first and only muscle-targeted treatment approved for patients with SMA currently receiving SMN2-targeted therapy. The Company has initiated the U.S. commercial launch of ISEMBYLD and the Company plans to seek marketing authorizations for apitegromab for use in SMA in other jurisdictions. In October 2026, the Company resubmitted its Marketing Authorisation Application (“MAA”) for apitegromab for the treatment of children and adults with SMA to the European Medicines Agency (“EMA”). In November 2026, the Company submitted a Japanese New Drug Application (“JNDA”) for apitegromab for the treatment of children and adults with SMA to Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”).

The Company continues to evaluate ISEMBYLD in SMA with its ongoing long-term extension ONYX trial and its Phase 2 OPAL trial in SMA patients under two years of age, which was initiated in the third quarter of 2025. Additionally, the Company is evaluating apitegromab in patients with facioscapulohumeral muscular dystrophy (“FSHD”) with its Phase 2 FORGE trial, which was initiated in the second quarter of 2026.

In addition to the current intravenous (“IV”) formulation, the Company is developing a SC formulation of apitegromab. A Phase 1 study in healthy volunteers has been completed and demonstrated that SC apitegromab has favorable bioavailability and a comparable pharmacodynamic profile relative to IV administered apitegromab. Further development activities are ongoing, including planned EMA regulatory engagements following potential apitegromab approvals in Europe.

The Company’s clinical-stage pipeline also includes SRK-439, a novel, investigational, subcutaneously administered fully human anti-pro/latent myostatin antibody that has high inhibitory potency while maintaining selectivity towards myostatin. SRK-439 is being developed for the treatment of patients with rare, severe, and debilitating neuromuscular diseases. A Phase 1 study of SRK-439 in healthy volunteers is currently underway. The company expects to have topline data by year end 2026 and plans to share data from this study in the first quarter of 2027.

Beyond these clinical-stage product candidates, the Company’s early-stage pipeline includes additional nonclinical programs intended for the treatment of patients with rare, severe, and debilitating neuromuscular diseases. As the Company focuses its strategy on rare neuromuscular diseases, the Company is currently seeking partnerships for its non-neuromuscular disease programs.

The Company was formed in May 2012 and has principal offices in Cambridge, Massachusetts. Since its inception, the Company’s operations have focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect, as well as establishing the Company’s intellectual property portfolio, performing research and development activities and developing commercialization capabilities to support product sales, marketing and distribution activities and following the approval of ISEMBYLD in September 2026, commercializing ISEMBYLD in the U.S. The Company has primarily financed its operations through various equity financings, the exercise of stock options and warrants, as well as research and development collaboration agreements and the Company’s debt facility (Note 13).

Revenue generation activities have historically been limited to two collaborations, both containing research services and the issuance of a license. Following the FDA approval of ISEMBYLD in September 2026, the Company has commenced commercial activities and begun generating product revenue in the U.S.

The Company is subject to a number of risks similar to those of other life science companies, including, but not limited to, successful commercialization of its approved product, successful discovery and development of its drug candidates including new indications, raising additional capital, development by competitors of new technological innovations, protection of proprietary technology and regulatory approval and market acceptance of the Company’s product and product candidates. The Company anticipates that it will continue to incur significant operating losses for the next several years as it commercializes ISEMBYLD and continues to develop and seek regulatory approval for its new product candidates.

The Company believes that its existing cash, cash equivalents, marketable securities and cash available under the Company’s debt facility as of September 30, 2026 will be sufficient to allow the Company to fund its current operations through at least a period of one year after the date these financial statements are issued.

2. Summary of Significant Accounting Policies

Summary of Significant Accounting Policies

The significant accounting policies used in preparation of the unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025, and the notes thereto, which are included in the Company’s Annual Report on Form 10-K. With the exception of the policies disclosed below for accounts receivable, net, inventory and product revenue, net there have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Accounts Receivable, Net

Accounts receivable, net consists of trade receivables which arise from product sales and represent amounts due from specialty pharmacy and specialty distributor customers in the U.S. (collectively, the “Customers”). The Company records trade receivables net of discounts, chargebacks, and any allowances for potential credit losses. An allowance for credit losses is determined based on the financial condition and creditworthiness of customers and the Company considers economic factors and events or trends expected to affect future collections experience, including payment history. For the three and nine months ended September 30, 2026, the Company did not record any expected credit losses related to outstanding accounts receivable.

Inventory

Inventory is comprised of raw materials, work-in-process and finished goods, and includes costs related to third-party contract manufacturing, packaging, freight-in and overhead. Inventory is stated at the lower of cost or net realizable value with cost based on the first-in-first-out method. Materials that may be used for either research and development or commercial purposes where the intended use is not yet known are classified as inventory until the material is consumed or otherwise allocated for research and development. If the material is used or otherwise allocated for research and development, it is expensed as research and development in the period that determination is made.

Prior to regulatory approval of its product candidates, the Company expenses costs associated with the manufacturing of its product candidates to research and development expense unless the Company is reasonably certain such costs have future commercial use and net realizable value. When the Company believes regulatory approval and subsequent commercialization of its product candidates is probable, and the Company also expects future economic benefit from the sales of the product candidates to be realized, the Company will then capitalize the costs of production as inventory.

The Company performs an assessment of the recoverability of capitalized inventory during each reporting period, and it writes down any excess and obsolete inventories to their estimated realizable value in the period in which the impairment is first identified. Such impairment charges, should they occur, are recorded within cost of product revenue. The determination of whether inventory costs will be realizable requires estimates by management. If actual market conditions are less favorable than projected by management, additional write-downs of inventory may be required, which would be recorded as a cost of product revenue in the statements of operations. There were no expenses recorded for excess inventory or other impairments during the three and nine months ended September 30, 2026.

Product Revenue, Net

The Company recognizes net product revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, which outlines a five-step process for recognizing revenue from contracts with customers: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the separate performance obligations in the contract, and (v) recognize revenue associated with the performance obligations as they are satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. The Company sells ISEMBYLD™ (apitegromab-mstn) (the “Product”) in the U.S. to a specialty distributor, which resells the Product to qualified healthcare providers and to specialty pharmacies, which dispense the Product for administration to patients. The Company has determined that the delivery of the Product to a Customer constitutes a single performance obligation that is satisfied at a point in time, when control of the Product transfers upon delivery to the Customer’s designated facility. Net product revenue is recognized at that time, measured at the transaction price.

The trade payment terms with the Company’s customers do not exceed one year and therefore the Company has elected to apply the practical expedient and no amount of consideration has been allocated as a financing component.

Net product revenue is recorded at the transaction price, which reflects adjustments for chargebacks, government and commercial rebates, product and prompt pay discounts, and distributor and specialty pharmacy service fees, co-pay assistance and product returns (collectively, “gross-to-net adjustments”). These adjustments represent variable consideration under ASC 606 and are estimated using the expected value method or most likely amount method and are recorded when revenue is recognized on the sale of the Product. Gross-to-net adjustments are presented as reductions of accounts receivable when settlement is expected to occur through a reduction of the amount paid by the Customer, and as accrued liabilities when settlement is expected to occur through a payment from the Company. The gross-to-net adjustments are estimates based upon information received from external sources, such as written or oral information obtained from customers with respect to their period-end inventory levels and sales to end-users during the period, in combination with management’s informed judgments. Due to the inherent uncertainty of these estimates, the actual results in the future may vary from the Company’s original estimates. The Company will adjust these estimates in the period such variances become known, which would affect net product revenue and earnings.

Each of the gross-to-net adjustments is discussed below:

Chargebacks — Chargebacks represent the estimated obligations to Customers resulting from the difference in contractual and statutory commitments to make the Product available to certain downstream purchasers, including 340B covered entities and federal agencies, at prices lower than the list price charged to Customers who directly purchase the Product from the Company. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable, and consist of amounts that Customers have claimed but for which the Company has not yet issued a credit, together with the credits the Company expects to issue for Product remaining in the distribution channel at the end of each reporting period.

Government and Commercial Rebates —The Company is subject to rebate obligations under government programs, including the Medicaid Drug Rebate Program and the Medicare Part D Manufacturer Discount Program, and expects to enter into rebate arrangements with commercial payers and pharmacy benefit managers in exchange for coverage of, and formulary position for, the Product. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities. The Company’s liability for these rebates consists of invoices received for claims that have not been paid or for which an invoice has not yet been received, estimates of claims for the current period, and estimated future claims for Product that has been recognized as revenue, but remains in the distribution channel.

Discounts — Certain Customer agreements provide for a contractual discount from the Company’s wholesale acquisition cost that is reflected directly on the Customer’s invoice; product revenue and accounts receivable are recorded as the net invoiced amount. The Company estimates prompt pay discounts based on contractual terms and expectations regarding future customer payment patterns. The adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable.

Distributor and Specialty Pharmacy Service Fees — The Company pays fees to its specialty distributor and specialty pharmacy customers for distribution and other services, including a specialty distributor fee based on a contractually determined fixed percentage of sales and specialty pharmacy fees for program and account management, inventory management, enhanced nursing services, data reporting and shipping. To the extent that the Company has determined that these services are not distinct from the Customer’s purchase of the Product, the adjustments are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses and other current liabilities. Where the Company has determined these services are distinct and at fair value, the fees for such services are recorded as operating expenses as the services are provided.

Copay Assistance — The Company offers a co-pay assistance program, which is intended to provide financial assistance to qualified commercially-insured patients with prescription drug co-payments required by payers. Patients whose Product is reimbursed by a federal or state health care program are not eligible for the program. The Company estimates co-pay assistance using program participation and redemption data provided by the third-party administrator of the program, including amounts expected to be redeemed on Product remaining in the distribution channel, and records the estimate as a reduction of product revenue.

Product Returns — The Company’s contracts with its Customers generally provide for returns only if the Product is damaged or defective upon delivery, if there is a shipment error, or if the product is within an eligible expiry window. The Company estimates product return reserves using contractual terms, Product shelf life, contracted days-on-hand limits, available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and a refund liability, which is included in accrued expenses and other current liabilities in the Company’s financial statements.

Cash, Cash Equivalents and Restricted Cash

The following table reconciles cash, cash equivalents and restricted cash per the balance sheet to the statement of cash flows (in thousands):

	As of September 30,
	2026	2025
Cash and cash equivalents	$366,269	$286,770
Restricted cash	3,807	3,807
	$370,076	$290,577

The Company maintains restricted cash associated with a letter of credit related to its lease at 301 Binney Street in Cambridge, Massachusetts and an account associated with its corporate credit card program. The portion of the restricted cash that is associated with its letter of credit is recorded in other current assets on the Company’s balance sheet and the portion associated with the collateral account is recorded as a long-term asset on the Company’s balance sheet.

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

3. Fair Value of Financial Assets and Liabilities

The following tables summarize the assets and liabilities measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025 (in thousands):

	Fair Value Measurements at September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$200,606	$200,606	$—	$—
U.S. treasury obligations	158,163	158,163	—	—
Marketable securities:
U.S. treasury obligations and government agency securities	47,330	47,330	—	—
Total assets	$406,099	$406,099	$—	$—

	Fair Value Measurements at December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents:
Money market funds	$309,089	$309,089	$—	$—
Marketable securities:
U.S. treasury obligations and government agency securities	44,036	44,036	—	—
Total assets	$353,125	$353,125	$—	$—

Level 1 assets include investments in money market funds, U.S. treasury obligations and government agency securities that are valued using quoted market prices in active markets. There were no transfers of assets between fair value measurement levels during the nine months ended September 30, 2026 and 2025.

The carrying amounts reflected in the balance sheets for accounts receivable, net, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair values at September 30, 2026 and December 31, 2025, due to their short-term nature.

4. Marketable Securities

The following table summarizes the Company’s investments as of September 30, 2026 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. treasury obligations and government agency securities	$47,350	$—	$(20)	$47,330
Total available-for-sale securities	$47,350	$—	$(20)	$47,330

The following table summarizes the Company’s investments as of December 31, 2025 (in thousands):

		Gross
	Amortized	Unrealized		Estimated
	Cost	Gains	Losses	Fair Value
Marketable securities available-for-sale:
U.S. treasury obligations and government agency securities	$43,940	$96	$—	$44,036
Total available-for-sale securities	$43,940	$96	$—	$44,036

The Company believes that U.S. treasury obligations and government agency securities are subject to minimal credit risk. As a result, the Company did not record any charges for credit-related impairments for its available-for-sale securities for the nine months ended September 30, 2026.

5. Prepaid Expenses and Other Current Assets

At September 30, 2026 and December 31, 2025, prepaid expenses and other current assets consist of the following (in thousands):

	As of
	September 30,	December 31,
	2026	2025
Prepaid external research and development expenses	$7,166	$6,509
Prepaid software	3,054	3,905
Short -term restricted cash	2,407	—
Prepaid other	2,892	2,145
Other receivables	1,691	2,799
Prepaid compensation expense	758	950
Prepaid professional services expense	412	1,276
	$18,380	$17,584

At September 30, 2026 and December 31, 2025, other long-term assets consist of the following (in thousands):

	As of
	September 30,	December 31,
	2026	2025
Deferred financing costs related to undrawn debt	$1,321	$—
Prepaid software	1,069	529
Prepaid insurance	35	39
Prepaid external research and development expenses	12	2,588
Prepaid other	10	75
	$2,447	$3,231

6. Accrued Expenses

At September 30, 2026 and December 31, 2025, accrued expenses consist of the following (in thousands):

	As of
	September 30,	December 31,
	2026	2025
Accrued external research and development expense	$28,695	$14,205
Accrued payroll and related expenses	26,717	20,114
Accrued professional services expense	11,040	3,829
Accrued other	1,689	1,418
	$68,141	$39,566

7. Product Revenues, Net, Accounts Receivable, Net and Reserves for Product Revenues

On September 11, 2026, the U.S. Food and Drug Administration (“FDA”) approved ISEMBYLD for the treatment of SMA in adults and children two years of age and older who are currently receiving a survival motor neuron 2 (“SMN2”)-targeted treatment.

During the three and nine months ended September 30, 2026 we recorded net product revenue of $0.6 million from sales of ISEMBYLD in the U.S.

The following table summarizes the Company’s product revenues, by customer, for those customers that exceeded 10% of gross revenue for the periods indicated:

	Three and Nine Months Ended September 30,
	2026	2025
Customer 1	50%	—%
Customer 2	25%	—%
Customer 3	16%	—%

As of September 30, 2026, the Company's accounts receivable, net were $0.7 million and related to product sales in the U.S., net of discounts and allowances. All customers in the U.S. have standard payment terms that generally require payment within 65 to 90 days. Three customers accounted for 50%, 25% and 16% of the total accounts receivable balance as of September 30, 2026.

The following tables summarize an analysis of the change in reserves for discounts and allowances for each of the periods indicated:

	Chargebacks	Rebates	Co-Pay	Other Accruals	Total
	(in thousands)
Balance, as of December 31, 2025	$—	$—	$—	$—	$—
Provision	60	46	37	98	241
Adjustments relating to prior periods	—	—	—	—	—
Payments/credits	—	—	—	—	—
Balance, as of September 30, 2026	$60	$46	$37	$98	$241

8. Inventory

The following table summarizes the components of the Company’s inventory for each of the periods indicated:

	As of
	September 30,	December 31,
	2026	2025
Raw Materials	$—	$—
Work In Process	312	—
Finished Goods	461	—
Total inventory	$773	$—

Prior to regulatory approval of ISEMBYLD, the Company expensed costs associated with the manufacturing of apitegromab to research and development expense.

There were no inventory losses for write-downs of excess and obsolete inventory for the three and nine months ended September 30, 2026.

9. Common Stock

The Company’s amended and restated certificate of incorporation provides for 300,000,000 authorized shares of common stock.

The Company has had a sales agreement in place during various time periods with Jefferies LLC (“Jefferies”) with respect to an at-the-market (“ATM”) offering program. Under this program, the Company is able to offer and sell, from time to time at its sole discretion, shares of its common stock through Jefferies as its sales agent. In an ATM offering, exchange-listed companies incrementally sell newly issued shares into the secondary trading market through a designated broker-dealer at prevailing market prices. The current sales agreement with Jefferies, entered into in November 2022, allows for the sale of shares of common stock from time to time in “at the market” offerings through Jefferies as the Company’s sales agent. The Company sold 3,543,692 shares of its common stock under the ATM program during the nine months ended September 30, 2026, generating net proceeds of $160.8 million.

The Company has issued pre-funded warrants to purchase common stock, as well as warrants to purchase common stock as part of its financing activities. Both the pre-funded warrants and warrants meet the conditions for equity classification and are recorded as a component of stockholders’ equity within additional paid-in capital. The table below summarizes the pre-funded warrants issued by the Company.

	Date Issued	Number Issued	Exercise Price	Expiry Date	Number Outstanding as of September 30, 2026
Pre-funded warrants	October 2024	353,983	$0.0001	—	353,983
Pre-funded warrants	June 2022	25,510,205	$0.0001	—	10,204,082
Pre-funded warrants	November 2020	2,179,487	$0.0001	—	—
		28,043,675			10,558,065

During the nine months ended September 30, 2026 and 2025, 6,804,082 and 0, respectively, of the Company’s pre-funded warrants were exercised.

In association with the June 2022 financing, the Company also issued 10,459,181 warrants with an exercise price of $7.35, which had an expiry date of December 31, 2025. All of the common warrants outstanding associated with the June 2022 financing were exercised prior to their expiry.

In October 2025, the Company issued 250,000 warrants with an exercise price of $28.59 for non-employee services. Warrants issued to non-employees in connection with providing services meet the conditions for equity classification and are recorded as a component of stockholders’ equity within additional paid in capital. All of the warrants issued for non-employee services were exercised during the nine months ended September 30, 2026.

Shares Reserved For Future Issuance

As of September 30, 2026, the Company had common shares reserved for issuance as follows:

As of
September 30,
2026
Common shares reserved for exercise of pre-funded warrants	10,558,065
Common shares reserved for exercise of outstanding stock options, unvested RSUs and unvested PSUs under the 2017 and 2018 Plans	7,217,741
Common shares reserved for exercise of outstanding stock options, unvested RSUs and unvested PSUs under the 2022 Inducement Plan	3,906,469
Common shares reserved for future issuance under the 2018 Plan	7,075,530
Common shares reserved for future issuance under the 2022 Inducement Plan	2,212,442
Common shares reserved for future issuance under the 2018 ESPP	2,903,919
33,874,166

10. Equity-Based Compensation

The Company recorded equity-based compensation expense related to all equity-based awards, which was allocated as follows in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expense	$6,368	$5,497	$20,403	$15,375
Selling, general and administrative expense	11,543	12,834	35,415	40,802
	$17,911	$18,331	$55,818	$56,177

During the nine months ended September 30, 2026 and 2025, the Company entered into separation agreements with certain employees. Per the separation terms, certain stock option awards and RSUs were amended and may provide for continued vesting, accelerated vesting, and extended time to exercise vested options. As a result, equity-based compensation expense during the nine months ended September 30, 2026 and 2025 includes $0.3 million and $13.0 million, respectively, related to the modification of certain equity awards.

The following table summarizes the Company’s unrecognized equity-based compensation expense as of September 30, 2026:

	As of September 30, 2026
	Unrecognized Expense (in thousands)	Weighted Average Remaining Period of Recognition (years)
RSUs	$105,734	2.7
PSUs	8,555	2.1
Stock options	62,742	2.3
	$177,031

Restricted Stock Units

The following table summarizes the Company’s RSU activity for the current year:

		Weighted
		Average Grant
	Number of Units	Date Fair Value
RSUs as of December 31, 2025	3,283,939	$25.50
Granted	1,668,580	$48.05
Vested	(1,033,618)	$23.06
Forfeited	(509,369)	$29.10
RSUs as of September 30, 2026	3,409,532	$36.74

The total fair value of RSUs vested during the nine months ended September 30, 2026 and 2025 was $49.0 million and $44.0 million, respectively.

Performance Stock Units

The following table summarizes the Company’s PSU activity for the current year:

		Weighted
		Average Grant
	Number of Units	Date Fair Value
PSUs as of December 31, 2025	1,100,000	$28.63
Granted	625,809	$43.39
Vested	(275,000)	$30.94
Forfeited	(29,258)	$47.85
PSUs as of September 30, 2026	1,421,551	$34.29

The Company has granted various PSUs to certain employees. Depending on the terms of the PSUs and the outcome of the pre-established performance criteria, which may include a market condition, performance condition and/or time-based vesting, the recipient may ultimately earn the target number of PSUs granted or a specified multiple thereof at the end of the vesting period.

The total fair value of PSUs vested during the nine months ended September 30, 2026 was $12.0 million. No PSUs vested during the nine months ended September 30, 2025.

Stock Options

The following table summarizes the Company’s stock option activity for the current year:

			Weighted
			Average
		Weighted	Remaining Contractual	Aggregate
	Number of	Average	Term	Intrinsic Value
	Shares	Exercise Price	(in years)	(in thousands)
Outstanding as of December 31, 2025	7,845,460	$21.06	6.72	$185,525
Granted	602,980	$47.80
Exercised	(1,567,194)	$13.12
Cancelled	(588,119)	$31.98
Outstanding as of September 30, 2026	6,293,127	$24.58	7.03	$152,296
Options exercisable as of September 30, 2026	3,718,083	$19.64	6.04	$109,129

Using the Black-Scholes option pricing model, the weighted average grant date fair value of options granted during the nine months ended September 30, 2026 and 2025 was $39.79 and $28.73, respectively.

The following weighted average assumptions were used in determining the fair value of options granted in the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,
	2026	2025
Risk-free interest rate	4.02%	4.07%
Expected dividend yield	0.0%	0.0%
Expected term (in years)	6.05	6.07
Expected volatility	106.81%	108.29%

11. Leases

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

In October 2025, the Company entered into a lease of office space in Zug, Switzerland (the “2025 Switzerland Lease”). The 2025 Switzerland Lease commencement date was January 1, 2026, which is when the Company gained access to the space under the terms of the lease. The 2025 Switzerland Lease had an expiration date of December 31, 2029, with a minimum term of twelve months. The base rent under the 2025 Switzerland Lease was CHF 276,000 per year.

In July 2026, the Company entered into a new lease agreement for office space in Zug, Switzerland (the “2026 Switzerland Lease”), which replaces the 2025 Switzerland Lease. The 2026 Switzerland Lease commenced on September 1, 2026, which is when the Company gained access to the space under the terms of the lease. Upon commencement of the 2026 Switzerland Lease, the 2025 Switzerland Lease was terminated. The 2026 Switzerland Lease has an indefinite term with a minimum non-cancelable period through February 28, 2029. Thereafter, the lease may be terminated by either party upon six months’ written notice. The base rent under the 2026 Switzerland Lease is CHF 621,000 per year.

Other information related to the leases are as follows (in thousands, except lease term and discount rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease cost:
Operating lease cost	$1,844	$1,714	$5,461	$5,142
Variable lease cost	407	381	1,262	1,153
Total lease cost	$2,251	$2,095	$6,723	$6,295

	Nine Months Ended September 30,
	2026	2025
Other information:
Operating cash flows used for operating leases	$5,116	$5,779
Weighted average remaining lease term	1.3	1.9
Weighted average incremental borrowing rate	10.9%	13.1%

12. Commitments and Contingencies

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

13. Debt

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

On February 27, 2026, the Company terminated the Oxford Loan Agreement and entered into a Financing Agreement (the “Financing Agreement”) with certain funds managed by Blue Owl Capital Corporation (“Blue Owl”). Concurrently with the entry into the Financing Agreement, the Company also entered into a Pledge and Security Agreement (the “Security Agreement,” together with the Financing Agreement, the “2026 Loan Agreement”) with Blue Owl. The Financing Agreement contains customary representations, warranties and covenants. The Company is also required to maintain a minimum unrestricted cash balance of at least 60% of the aggregate outstanding principal amount, unless certain milestones are met and maintained. The obligations under the 2026 Loan Agreement are guaranteed by certain of the Company’s subsidiaries and secured by a first-priority lien on substantially all of the assets of the Company and the guarantors, subject to customary exclusions and exceptions.

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

On March 31, 2026, the Company received $100.0 million from the next available tranche under the 2026 Loan Agreement. To date, the Company has received $200.0 million of Term Loans. The additional delayed draw term loan commitment in an aggregate principal amount not to exceed $150.0 million became available on September 11, 2026, on the date of the FDA’s approval for apitegromab in SMA. The additional loan will be available until the date that is the earliest of the full usage thereof, termination thereof and September 30, 2027, which may be borrowed by the Company at its sole option upon satisfying certain customary conditions, including satisfaction of the minimum cash covenant (if applicable).

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

The following table sets forth the outstanding common stock equivalents, presented based on amounts outstanding at each period end, that have been excluded from the calculation of diluted net loss per share for the periods indicated because their inclusion would have been anti-dilutive:

	As of September 30,
	2026	2025
RSUs	3,409,532	3,535,920
PSUs	1,421,551	1,100,000
Stock options	6,293,127	8,910,982
Warrants	—	8,220,620
	11,124,210	21,767,522

15. Segment Reporting

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

All of the Company’s material long-lived assets are held in the U.S., Ireland and Switzerland. Long-lived assets are comprised of property and equipment and operating lease right-of-use assets. As of September 30, 2026, long-lived assets based in the U.S. were $6.9 million and long-lived assets based in Ireland and Switzerland were $1.8 million. As of December 31, 2025, all of the Company’s material long-lived assets were held in the U.S.

The following table presents significant expense information about the Company’s operating segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product revenue, net	$570	$—	$570	$—

Cost of revenue	8	—	8	—
Employee related expense(1)	40,961	34,982	115,932	90,404
External R&D expense - apitegromab	19,982	21,361	63,191	68,618
External R&D expense - SRK-181	17	357	62	2,259
External R&D expense - SRK-439	2,852	1,608	8,371	8,462
External R&D expense - Early research and other	1,459	1,129	4,279	4,811
External expense - G&A	16,148	19,433	48,877	43,328
Other segment items(2)	7,035	5,926	20,117	17,457

Equity-based compensation expense	17,911	18,331	55,818	56,177
Depreciation and amortization expense	258	423	890	1,233
Loss on disposal of property and equipment	-	-	3	-

Other non-operating income (expense), net	(1,178)	1,330	(5,667)	5,775

Net loss	$(107,239)	(102,220)	$(322,645)	$(286,974)

(1)
Excludes equity-based compensation expense.
(2)
Consists of other segment expenses related to supplies, corporate and facilities expenses.

16. Subsequent Events

On November 9, 2026, the Company entered into an asset purchase agreement (the “PRV Asset Purchase Agreement”) with BioNTech US Inc. (the “Buyer”), pursuant to which the Company agreed to sell its Rare Pediatric Disease Priority Review Voucher (“PRV”) to Buyer for $205.0 million in cash upon the closing of the sale. The Company received the PRV in connection with the FDA approval of ISEMBYLD in September 2026. The transaction remains subject to customary closing conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

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

We have one product approved in the U.S., ISEMBYLD™ (apitegromab-mstn), for the treatment of SMA, and our lead product candidates include a subcutaneous formulation of apitegromab, and SRK-439.

Apitegromab is a fully human monoclonal antibody that inhibits myostatin activation by selectively binding the pro- and latent forms of myostatin in skeletal muscle. Myostatin is a catabolic agent that functions as a negative regulator of muscle mass; therefore, inhibition of myostatin results in increased muscle mass and strength. On September 11, 2026, the U.S. Food and Drug Administration (the “FDA”) approved ISEMBYLD for the treatment of SMA in adults and children two years of age and older who are currently receiving a survival motor neuron 2 (“SMN2”)-targeted treatment. ISEMBYLD is the first and only muscle-targeted treatment approved for patients with SMA currently receiving SMN2-targeted therapy, and we have initiated the U.S. commercial launch of ISEMBYLD. We plan to seek marketing authorizations for apitegromab for use in SMA in other jurisdictions. In October 2026, we resubmitted our Marketing Authorisation Application (“MAA”) for apitegromab for the treatment of children and adults with SMA to the European Medicines Agency (“EMA”). In November 2026, we submitted our Japanese New Drug Application (“JNDA”) for apitegromab for the treatment of children and adults with SMA to Japan’s Pharmaceuticals and Medicines Devices Agency (“PMDA”).

We continue to evaluate ISEMBYLD in SMA with its ongoing long-term extension ONYX trial and its Phase 2 OPAL trial in SMA patients under two years of age, which was initiated in the third quarter of 2025. Additionally, we are evaluating apitegromab for the treatment of patients with facioscapulohumeral muscular dystrophy (“FSHD”) with our Phase 2 FORGE trial, which was initiated in the second quarter of 2026. We see potential for apitegromab broadly in additional rare, severe, and debilitating neuromuscular diseases where muscle atrophy is a key component of disease pathogenesis, and we are actively exploring indications beyond SMA and FSHD.

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

Our clinical-stage pipeline also includes SRK-439, a novel, investigational, subcutaneously administered fully human anti-pro/latent myostatin antibody that has high inhibitory potency while maintaining selectivity towards myostatin. SRK-439 is being developed for the treatment of patients with rare, severe, and debilitating neuromuscular diseases. A Phase 1 study of SRK-439 in healthy volunteers is currently underway. The company expects to have topline data by year end 2026 and plans to share data from this study in the first quarter of 2027.

Using our innovative approach and proprietary platform, we are creating a pipeline of novel product candidates that selectively modulate growth factor activation implicated in rare, severe, and debilitating neuromuscular diseases.

As we focus our strategy on rare neuromuscular diseases, we are currently seeking partnerships for our non-neuromuscular disease programs. These programs include: SRK-181, a Phase 2-ready investigational inhibitor of latent TGFβ1 in development for the treatment of patients with solid tumors that are resistant to anti-PD-(L)1 antibody therapies; SRK-373, an investigational, highly selective inhibitor of the latent TGFβ1 isoform with selective activity in the fibrotic extracellular matrix, in nonclinical development for the treatment of fibrotic diseases; and SRK-256, an investigational inhibitor of RGMc, or hemojuvelin, in nonclinical development for the treatment of iron-restricted anemias. We are also seeking partners to further evaluate the potential for myostatin inhibition in combination with GLP-1 weight loss approaches following our positive Phase 2 EMBRAZE study, demonstrating proof-of-concept in the ability of apitegromab to drive statistically significant preservation of lean mass during tirzepatide-induced weight loss.

We have incurred significant operating losses since inception. Our net losses were $322.6 million for the nine months ended September 30, 2026. As of September 30, 2026, we had an accumulated deficit of $1.6 billion. We expect to continue to incur significant expenses and operating losses for the foreseeable future in performing our ongoing activities, as we:

•
develop our commercialization capabilities to support product sales, marketing and distribution activities;
•
continue development activities for ISEMBYLD in SMA, including the ONYX study, our Phase 2 OPAL study for SMA patients under two years of age and the associated drug supply;
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

In September 2026, we commenced commercialization of ISEMBYLD in the U.S. following FDA approval. As a result, we expect to generate product revenue from sales of ISEMBYLD while continuing to incur substantial expenses associated with commercialization activities, including sales, marketing, medical affairs, manufacturing, distribution and post-approval development activities. Although we have begun generating product revenue, we expect to continue to incur significant operating losses for the foreseeable future as we commercialize ISEMBYLD and advance our development pipeline.

Financial Operations Overview

Revenue

Product revenue, net

On September 11, 2026, the FDA approved ISEMBYLD for the treatment of SMA in adults and children two years of age and older who are currently receiving SMN2-targeted treatment. We began commercial shipments of ISEMBYLD in the U.S. during the third quarter of 2026 and therefore began recognizing product revenue during the quarter. We sell ISEMBYLD in the U.S. to a specialty distributor, which resells the ISEMBYLD to qualified health care providers, and to specialty pharmacies, which dispenses ISEMBYLD for administration to patients. We record product revenue net of estimated variable consideration, including chargebacks, government and commercial rebates, discounts, distributor and specialty pharmacy service fees, copay assistance and estimated product returns. Product revenue during the launch period reflects sales to our customers, including inventory build within the channel, and may not directly correspond to patient starts, infusions or underlying patient demand during the period.

Cost of product revenue

Cost of product revenue includes the cost of producing and distributing inventories that are related to product revenue and may also include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, or other reasons. Based on our policy to expense costs associated with the manufacturing of our products prior to regulatory approval, certain of the manufacturing costs associated with product shipments of ISEMBYLD recorded during the three months ended September 30, 2026 were expensed prior to FDA approval of ISEMBYLD. This inventory carries a lower cost basis, resulting in lower cost of product revenue and higher gross margin during the initial commercialization period. We had expensed $25.6 million for this inventory prior to receiving approval on September 11, 2026.

Operating Expenses

Research and Development

Research and development expenses consist primarily of costs incurred for our research and development activities, including our product candidate discovery efforts, nonclinical studies, manufacturing, and clinical trials under our research programs, which include:

•
employee-related expenses, including salaries, benefits and equity-based compensation expense for our research and development personnel;
•
expenses incurred under agreements with third parties that conduct research and development and nonclinical activities on our behalf;
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

Prior to the regulatory approval of our drug candidates, we incurred expenses for the manufacture of drug product supplies to support clinical development that could potentially be available to support the commercial launch of those drugs. Until the date at which regulatory approval has been received or is otherwise considered probable, we record all such costs as research and development expenses.

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

The successful development of apitegromab for indications other than SMA, SRK-181, SRK-439, SRK-373, SRK-256 and any future product candidates is uncertain. Accordingly, at this time, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the remainder of the development of apitegromab for indications other than SMA, SRK-181, SRK-439, SRK-373, SRK-256 and any future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of our product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

•
the scope, progress, outcome and costs of our nonclinical development activities, clinical trials and other research and development activities;
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

Any of these variables, or other factors, with respect to the development of apitegromab in indications other than SMA, SRK-181, SRK-439, SRK-373, SRK-256 or any of our future product candidates could significantly change the costs and timing associated with the development of that product candidate.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of employee-related expenses, including salaries, benefits and equity-based compensation expenses for personnel in executive, finance, business development, investor relations, legal, information technology, human resources and commercial functions. Other significant selling, general and administrative expenses include facility costs not otherwise included in research and development expenses, legal fees relating to patent and corporate matters and fees for accounting, consulting services, professional services and corporate expenses. We expect selling, general and administrative expense to continue to increase as we support the commercial launch and ongoing commercialization of ISEMBYLD in the U.S. and continue to build infrastructure to support potential future launches in other jurisdictions, as well as in support of our research and development activities.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest income earned on our cash, cash equivalents and marketable securities, offset by interest expense incurred on our debt facility, including amortization of debt discount and debt issuance costs.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2026	2025	$	%
Product revenue, net	$570	$—	$570	NM
Operating expenses:
Cost of revenue	8	—	8	NM
Research and development	54,128	50,486	3,642	7.2%
Selling, general and administrative	52,495	53,064	(569)	(1.1)%
Total operating expenses	106,631	103,550	3,081	3.0%
Loss from operations	(106,061)	(103,550)	(2,511)	2.4%
Other income (expense), net	(1,178)	1,330	(2,508)	(188.6)%
Net loss	$(107,239)	$(102,220)	$(5,019)	4.9%

NM - not meaningful

Product revenue, net

For the three months ended September 30, 2026, we recorded net product revenue of $0.6 million from sales of ISEMBYLD in the U.S. There was no net product revenue for the three months ended September 30, 2025.

Cost of product revenue

For the three months ended September 30, 2026, we recorded cost of product revenue of $8,000 related to sales of ISEMBYLD in the United States. Prior to the FDA approval of ISEMBYLD, product costs were expensed as research and development expense.

Operating Expenses

Research and Development

Research and development expense was $54.1 million and $50.5 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $3.6 million or 7.2%. The following table summarizes our research and development expense for the three months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Three Months Ended September 30,		Change
	2026	2025	$	%
External costs by program
apitegromab	$19,982	$21,361	$(1,379)	(6.5)%
SRK-181	17	357	(340)	(95.2)%
SRK-439	2,852	1,608	1,244	77.4%
Other early programs and unallocated costs	1,459	1,129	330	29.2%
Total external costs	24,310	24,455	(145)	(0.6)%
Internal costs:
Employee compensation and benefits	24,413	21,423	2,990	14.0%
Facility and other	5,405	4,608	797	17.3%
Total internal costs	29,818	26,031	3,787	14.5%
Total research and development expense	$54,128	$50,486	$3,642	7.2%

The increase in research and development expense was primarily attributable to the following:

•
A decrease in our external research and development costs of $0.1 million, which primarily consisted of:

o
$1.4 million decrease in costs associated with apitegromab primarily due to a decrease in drug supply manufacturing and a decrease in clinical trial costs as our Phase 3 SAPPHIRE and our Phase 2 EMBRAZE trials are completed, partially offset by an increase in costs related to our Phase 2 OPAL trial in SMA patients under two years of age and our Phase 2 FORGE trial in FSHD patients, which was initiated during the second quarter of 2026;
o
$0.3 million decrease in costs associated with SRK-181, as our Phase 1 DRAGON trial is completed;
o
$1.2 million increase in costs associated with SRK-439 including costs associated with our Phase 1 study in healthy volunteers, partially offset by decreases in nonclinical costs and manufacturing development; and
o
$0.3 million increase in costs associated with other early development candidates and unallocated costs;
•
A $3.8 million increase in internal research and development costs, which was primarily driven by an increase of $2.1 million in employee related costs, including salaries, bonus, benefits and payroll taxes related to increased headcount, an increase in non-cash equity-based compensation expense of $0.9 million related to increased headcount, as well as an increase of $0.8 million in facilities and other costs to support our internal research and development team.

Total research and development expenses are expected to continue to be substantial as we support post-approval development activities for ISEMBYLD, including post-marketing requirements from the FDA by ISEMBYLD, ONYX, and OPAL, continue development activities in FSHD through the FORGE trial, advance the development of a subcutaneous formulation of apitegromab and continue development of SRK-439 and our broader pipeline. We expect costs of our SRK-181 program to continue to decrease, as compared to the prior year, as we completed the Phase 1 DRAGON clinical trial in June 2025.

Selling, General and Administrative

Selling, general and administrative expense was $52.5 million and $53.1 million for the three months ended September 30, 2026 and 2025, respectively, a decrease of $0.6 million or 1.1%. The total decrease was primarily driven by a decrease in professional fees of $3.2 million, partially offset by an increase of approximately $2.6 million in employee-related costs including salaries, bonus, benefits and payroll taxes related to increased headcount. We expect selling, general and administrative expenses to continue to increase as we continue to invest in building the global infrastructure to support the commercialization of apitegromab.

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to interest expense incurred on our debt facility, including amortization of debt discount and debt issuance costs, partially offset by an increase in interest income earned due to higher average balances in our cash, cash equivalents and marketable securities.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Product revenue, net	$570	$—	$570	NM
Operating expenses:
Cost of revenue	8	—	8	NM
Research and development	164,176	161,565	2,611	1.6%
Selling, general and administrative	153,364	131,184	22,180	16.9%
Total operating expenses	317,548	292,749	24,799	8.5%
Loss from operations	(316,978)	(292,749)	(24,229)	8.3%
Other income (expense), net	(5,667)	5,775	(11,442)	(198.1)%
Net loss	$(322,645)	$(286,974)	$(35,671)	12.4%

NM - not meaningful

Product revenue, net

In September 2026, the U.S. Food and Drug Administration (“FDA”) approved ISEMBYLD for the treatment of SMA in adults and children two years of age and older who are currently receiving a survival motor neuron 2 (“SMN2”)-targeted treatment. For the nine months ended September 30, 2026, we recorded net product revenue of $0.6 million from sales of ISEMBYLD in the U.S. There was no net product revenue for the nine months ended September 30, 2025.

Cost of product revenue

For the nine months ended September 30, 2026, we recorded cost of product revenue of $8,000 related to sales of ISEMBYLD in the U.S. Prior to the FDA approval of ISEMBYLD, product costs were expensed as research and development expense.

Operating Expenses

Research and Development

Research and development expense was $164.2 million and $161.6 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $2.6 million or 1.6%. The following table summarizes our research and development expense for the nine months ended September 30, 2026 and 2025 (in thousands, except percentages):

	Nine Months Ended September 30,		Change
	2026	2025	$	%
External costs by program:
apitegromab	$63,191	$68,618	$(5,427)	(7.9)%
SRK-181	62	2,259	(2,197)	(97.3)%
SRK-439	8,371	8,462	(91)	(1.1)%
Other early programs and unallocated costs	4,279	4,811	(532)	(11.1)%
Total external costs	75,903	84,150	(8,247)	(9.8)%
Internal costs:
Employee compensation and benefits	72,962	63,134	9,828	15.6%
Facility and other	15,311	14,281	1,030	7.2%
Total internal costs	88,273	77,415	10,858	14.0%
Total research and development expense	$164,176	$161,565	$2,611	1.6%

The increase in research and development expense was primarily attributable to the following:

•
A decrease in our external research and development costs of $8.2 million, which primarily consisted of:
o
$5.4 million decrease in costs associated with apitegromab primarily due to a decrease in drug supply manufacturing and a decrease in clinical trial costs as our Phase 3 SAPPHIRE and our Phase 2 EMBRAZE trials are completed, partially offset by costs associated with our Phase 2 OPAL trial in SMA patients under two years of age, our early access program for ISEMBYLD and our Phase 2 FORGE trial in FSHD patients, which was initiated during the second quarter of 2026;
o
$2.2 million decrease in costs associated with SRK-181, as our Phase 1 DRAGON trial is completed;
o
$0.1 million decrease in nonclinical costs and manufacturing development for SRK-439, partially offset by increases in clinical trial costs as we conduct our Phase 1 study in healthy volunteers; and
o
0.5 million decrease in costs associated with other early development candidates and unallocated costs;
•
A $10.9 million increase in internal research and development costs, which was primarily driven by an increase of $5.8 million in employee related costs, including salaries, bonus, benefits and payroll taxes, an increase of $5.1 million in non-cash equity-based compensation expense related to increased headcount, an increase in severance costs of $1.0 million, as well as an increase of $1.0 million in facilities and other infrastructure costs, partially offset by a decrease in costs associated with our leadership transition in 2025, including $2.0 million in bonuses.

Total research and development expenses are expected to continue to be substantial as we support post-approval development activities for ISEMBYLD, including ONYX and OPAL, continue development activities in FSHD through the FORGE trial, advance the development of a subcutaneous formulation of apitegromab and continue development of SRK-439 and our broader pipeline. We expect costs of our SRK-181 program to continue to decrease, as compared to the prior year, as we completed the Phase 1 DRAGON clinical trial in June 2025.

Selling, General and Administrative

Selling, general and administrative expense was $153.4 million and $131.2 million for the nine months ended September 30, 2026 and 2025, respectively, an increase of $22.2 million or 16.9%. The total increase was primarily driven by investments in infrastructure to support commercial launch readiness for apitegromab, including an increase of approximately $24.7 million in employee-related costs including salaries, bonus, benefits and payroll taxes related to increased headcount, an increase of $7.2 million in equity-based compensation expense, an increase of approximately $5.7 million in professional service fees and an increase of approximately $1.1 million in facility and other costs. The increase in headcount is partially associated with the hiring of our commercial and field-facing teams. These increases were partially offset by a decrease in costs associated with our leadership transition in 2025, including $12.6 million in non-cash equity-based compensation expense, a decrease of $2.0 million in bonuses, as well as an overall decrease of $1.9 million in severance related costs. We expect general and administrative expenses to continue to be substantial as we continue to invest in building the global infrastructure to support the commercialization of apitegromab.

Other Income (Expense), Net

The change in other income (expense), net was primarily attributable to our loss on extinguishment of debt and interest expense incurred on our debt facility, including amortization of debt discount and debt issuance costs.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, our funding primarily derived from equity financings, debt financings and collaboration arrangements. Following the FDA approval of ISEMBYLD in September 2026, we began generating product revenue in the U.S.; however, product revenue has not yet been sufficient to fund our operations and we have incurred significant operating losses and negative cash flows from our operations. We have funded our operations to date primarily with proceeds from the sale of our convertible preferred stock and units in private placements before our initial public offering (“IPO”), and issuance of our common stock through our IPO in 2018, to Gilead in an exempt private placement, through multiple secondary public offerings and through “at-the-market offerings” (“ATM”) sales, as well as payments from our prior research collaborations, prior issuances of debt and the 2026 Loan Agreement (as defined below) entered into in February 2026 (see Note 13).

The following table provides information regarding our total cash, cash equivalents and marketable securities at September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Cash and cash equivalents	$366,269	$323,527
Marketable securities	47,330	44,036
Total cash, cash equivalents and marketable securities	$413,599	$367,563

During the nine months ended September 30, 2026, our cash, cash equivalents and marketable securities balance increased by $46.0 million. The change was primarily due to proceeds from our debt facility, sales under our ATM program and the exercises of stock options and warrants, partially offset by cash used to operate our business, including payments related to, among other things, research and development and general and administrative expenses as we continued to invest in our product candidates and supported our internal research and development efforts, invested in building the infrastructure to support the commercialization of apitegromab and made interest payments on our debt.

Our current sales agreement with Jefferies, entered into in November 2022, allows for the sale of shares of our common stock from time to time in ATM offerings through Jefferies as the Company’s sales agent. During the nine months ended September 30, 2026, we sold 3,543,692 shares of our common stock under the ATM program, generating net proceeds of $160.8 million.

In February 2025, we entered into an Amended and Restated Loan and Security Agreement with Oxford Finance LLC (“Oxford”) and Silicon Valley Bank (“SVB”) (such agreement, as amended, the “Oxford Loan Agreement”) for up to $200 million of which $25.0 million from Tranche 1 was received in October 2020, $25.0 million from Tranche 2 was received in December 2021 and $50.0 million from Tranche 3 was received in September 2025, bringing the total outstanding balance under the Term Loans to $100.0 million. This debt facility was paid off in February 2026 (see Note 13).

In February 2026, we entered into a Financing Agreement (the “Financing Agreement”) and a Pledge and Security Agreement (the “Security Agreement,” together with the Financing Agreement, the “2026 Loan Agreement”) with certain funds managed by Blue Owl Capital Corporation (“Blue Owl”) for up to $350.0 million, of which $100.0 million of the initial term loan (the “Initial Term Loan”) was received in February 2026. In addition, the Financing Agreement includes an uncommitted incremental term loan facility that requires the consent of Blue Owl in an aggregate principal amount not to exceed $200.0 million. We used the proceeds of the Initial Term Loan upon the closing under the 2026 Loan Agreement to repay all outstanding obligations, totaling $103.7 million, under the Oxford Loan Agreement with Oxford and upon such repayment, terminated the Oxford Loan Agreement. The amount repaid by the Company included $100.0 million of outstanding indebtedness plus accrued and unpaid interest as of February 27, 2026 and fees. We recognized a loss on extinguishment of debt of $3.3 million in connection with the termination of the Oxford Loan Agreement. As a result of the termination, all credit commitments under the Oxford Loan Agreement were terminated and all security interests and guarantees executed in connection with the Oxford Loan Agreement were released. On March 31, 2026, the Company received $100.0 million from the next available tranche under the 2026 Loan Agreement, bringing the outstanding balance to $200.0 million (see Note 13). The additional delayed draw term loan commitment in an aggregate principal amount not to exceed $150.0 million became available on September 11, 2026, on the date of the FDA’s approval for ISEMBYLD in SMA. The additional loan will be available until the date that is the earliest of the full usage thereof, termination thereof and September 30, 2027, which may be borrowed by the Company at its sole option upon satisfying certain customary conditions, including satisfaction of the minimum cash covenant (if applicable).

During the nine months ended September 30, 2026, 6,804,082 of the Company’s pre-funded warrants were exercised. As of September 30, 2026, the Company had 10,558,065 pre-funded warrants outstanding.

During the nine months ended September 30, 2026, 250,000 of the Company’s common warrants were exercised. As of September 30, 2026, the Company did not have any common warrants outstanding.

In connection with the approval of ISEMBYLD, we were issued a Rare Pediatric Disease priority review voucher (“PRV”) by the FDA. The PRV can be used to obtain priority review of a subsequent marketing application or sold or transferred to another sponsor. In November 2026, we entered into an asset purchase agreement with BioNTech US Inc., pursuant to which we agreed to sell our PRV for $205.0 million in cash upon the closing of the sale. The transaction remains subject to customary closing conditions. See Note 16, “Subsequent Events,” to our condensed consolidated financial statements.

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(234,215)	$(224,539)
Net cash provided by (used in) investing activities	(2,891)	179,719
Net cash provided by financing activities	280,031	155,112
Net increase (decrease) in cash, cash equivalents and restricted cash	$42,925	$110,292

Net Cash Used in Operating Activities

Net cash used in operating activities was $234.2 million for the nine months ended September 30, 2026, and consisted of our net loss of $322.6 million, partially offset by changes in our assets and liabilities of $22.5 million and non-cash adjustments of $65.9 million. The non-cash adjustments are primarily from equity-based compensation.

Net cash used in operating activities was $224.5 million for the nine months ended September 30, 2025, and consisted of our net loss of $287.0 million, partially offset by changes in our assets and liabilities of $4.6 million and non-cash adjustments of $57.8 million. The non-cash adjustments are primarily from equity-based compensation.

Net Cash Provided by Investing Activities

Net cash used in investing activities was $2.9 million for the nine months ended September 30, 2026 compared to net cash provided by investing activities of $179.7 million for the nine months ended September 30, 2025.

Net cash provided by and used in investing activities for both periods was primarily associated with transactions involving our marketable securities.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $280.0 million for the nine months ended September 30, 2026 compared to $155.1 million for the nine months ended September 30, 2025. Net cash provided by financing activities for the nine months ended September 30, 2026 was primarily attributable to $160.8 million in proceeds from the sale of common shares under our ATM program, $197.7 million in proceeds from our debt facility and $20.6 million from the exercise of stock options, $7.1 million from the exercise of warrants, partially offset by $103.1 million from the repayment of our Oxford Loan Agreement with Oxford and $3.1 million of debt issuance costs related to our Financing Agreement with Blue Owl.

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

Funding Requirements

We expect our expenses to be substantial as we continue the research and development of apitegromab in indications, other than SMA and invest in our pipeline, as well as funding our ongoing commercialization of ISEMBYLD in the United States. We continue to pursue regulatory approvals for apitegromab in jurisdictions outside the U.S., including Europe. We expect to incur significant expenses related to commercial operations, manufacturing, supply chain, medical affairs, distribution and potential future launches outside the U.S. We expect to continue to incur apitegromab development costs as we invest in trials to support other SMA patient populations, such as our Phase 2 OPAL clinical trial, and for programs in multiple other diseases beyond SMA where selective inhibition of myostatin activation may offer therapeutic benefit, such as our Phase 2 FORGE trial. We expect to incur costs to support our anti-myostatin program, and our Phase 1 trial for SRK-439. Additionally, we will support the development of our pipeline and any other nonclinical programs. Furthermore, we expect to continue to incur costs associated with operating as a public company.

Based on our current operating model, we expect that our existing cash, cash equivalents and marketable securities, together with the cash available under our debt facility and our anticipated product revenues will enable us to fund our operating expenses and capital expenditure requirements into 2028. However, we will require additional capital in order to complete clinical development and commercialization for each of our current programs. We have based this estimate on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our future capital requirements will depend on many factors, including:

•
the costs and timing of developing our products, product candidates and future product candidates, including costs associated with ISEMBYLD in ONYX, our long-term extension study in SMA for patients from both the TOPAZ and SAPPHIRE studies, our Phase 2 OPAL trial in SMA patients under the age of two, our Phase 2 FORGE trial of apitegromab in FSHD patients, our Phase 1 trial of SRK-439 in healthy volunteers and the costs and timing of conducting future nonclinical studies and clinical trials for SRK-373, SRK-256 or any other product candidates;
•
the costs of future manufacturing of apitegromab indications, SRK-181, SRK-439, SRK-373, SRK-256 and any other future product candidates;
•
the scope, progress, results and costs of discovery, nonclinical development, laboratory testing and clinical trials for other potential product candidates we may develop, if any;
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
•
the costs associated with maintaining regulatory approvals for ISEMBYLD, obtaining approvals in additional jurisdictions and pursuing approvals for additional indications;

•
the costs and timing of ongoing commercialization activities for ISEMBYLD, including product sales, marketing, manufacturing, distribution, market access and patient support activities;
•
the amount of revenue generated from commercial sales of ISEMBYLD and the market acceptance of the product;
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

Identifying potential product candidates and conducting nonclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales for additional product candidates. In addition, commercialization of ISEMBYLD may not be successful, and any future approved products may not achieve commercial success. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2026 and December 31, 2025, we had cash, cash equivalents, and marketable securities totaling $413.6 million and $367.6 million, respectively, which included bank deposits, money market funds, U.S. treasury obligations and government agency securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term marketable securities. Such interest-earning instruments carry a degree of interest rate risk; however, historical fluctuations in interest income have not been significant for us. Due to the short-term duration of our cash equivalents and marketable securities, we do not believe an immediate one percent change in interest rates would have a material effect on the fair value of our cash equivalents and marketable securities.

Foreign Currency Risk

Our operations include activities in countries outside the U.S. As a result, our financial results are impacted by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where we operate. We do not currently hedge our foreign currency exchange rate risk. Our monetary exposures on our condensed consolidated balance sheet were immaterial to our financial position as of September 30, 2026 and December 31, 2025.

Inflation

Inflation generally affects us by increasing our cost of labor, research, manufacturing and development costs, and clinical trial costs. We have not seen a significant impact from inflation on our business, financial condition or results of operations as of September 30, 2026. However, a significant or prolonged period of high inflation could adversely impact our results if the increase in costs outpaces the growth in our revenues.

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

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial and accounting officer) have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date. We continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Controls Over Financial Reporting

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Product Development, Regulatory Approval and Commercialization

•
Our near-term prospects are wholly dependent on the successful commercialization of ISEMBYLD. We have limited experience commercializing an approved product, and if we are unable to successfully commercialize ISEMBYLD in the U.S. for its approved indication, our ability to generate meaningful revenue or achieve profitability will be materially and adversely affected.
•
The regulatory approval process for apitegromab in the EU, Japan and other jurisdictions will be lengthy, time-consuming and inherently unpredictable and we may fail to receive or be delayed in receiving regulatory approval of apitegromab, or we may receive regulatory approval for only a subset of SMA patients. Our progress toward potential commercialization of apitegromab in the EU has been delayed. We recently resubmitted our MAA to the EMA and submitted our JNDA for apitegromab to the PMDA. The review and approval of our applications in these jurisdictions may be delayed or unsuccessful.
•
Even though ISEMBYLD has been approved by the FDA, if and when other product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.
•
We have recently launched ISEMBYLD in the U.S. and are continuing to build and scale the infrastructure to support its successful commercialization in the U.S. and the potential future commercialization of apitegromab in additional jurisdictions, including Europe and Japan. If we are unable to successfully execute our commercial strategy, expand and maintain our compliance, medical affairs and commercial capabilities, or effectively support the launch and ongoing commercialization of ISEMBYLD in the U.S., our business could be negatively impacted, including a negative impact on the potential for a successful commercialization of apitegromab.
•
Changes or disruptions at the FDA and other government agencies caused by funding cuts, government shutdowns, personnel reductions, substantial changes in leadership and policy, or other changes or disruptions to these agencies’ operations could prevent these agencies from performing functions on which the operation of our business relies, and any such disruptions and changes could negatively impact our business.
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
•
Product development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of ISEMBYLD, SRK-181, SRK-439, or any future product candidates. Many of the factors that cause, or lead to, a delay in the initiation or completion of clinical trials may also ultimately lead to the denial of regulatory approval or limit market acceptance of our product and product candidates.
•
The results or success of nonclinical studies and early-stage clinical trials of our product candidates may not be predictive of future results or replicated in later nonclinical studies or clinical trials of our product candidates in the same indications or other indications.
•
Interim, initial and preliminary results from our clinical trials that we announce or publish from time to time may change (e.g., from positive safety or efficacy results to poor or negative safety or efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.
•
We rely on third parties to conduct certain aspects of our clinical trials and to conduct certain aspects of our nonclinical studies and on commercial distributors to distribute our product. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may be delayed or unable to receive regulatory approval of our product candidates or commercialize ISEMBYLD or any future product candidates, and our business could be materially harmed.
•
Nonclinical development is uncertain. Our nonclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to develop our product pipeline and receive regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

Risks Related to Our Business and Operations

•
Because we rely on a limited number of third-party manufacturing and supply partners, our supply of commercial product for ISEMBYLD and materials for our research and development, nonclinical and clinical development programs may become limited or interrupted or may not be of satisfactory quantity or quality.
•
Our reliance on third parties, such as manufacturers, third-party logistics providers, specialty distributors, specialty pharmacies, and patient service providers, may subject us to risks and may cause us to undertake substantial obligations, including financial obligations.
•
We will need to continue to grow our organization in certain areas, including our personnel, systems and relationships with third parties, in order to develop and potentially commercialize our product and product candidates and we may experience difficulties in managing this growth.
•
Our executives and highly skilled technical and managerial personnel are critical to our business. If we have transition in management, lose key personnel, or if we fail to recruit additional highly skilled personnel, our ability to further develop and commercialize ISEMBYLD and any of our other product candidates, if approved, and identify and develop new or next generation product candidates may be impaired.
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
•
We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of ISEMBYLD, SRK-181, SRK-439 and any future product candidates.

Risks Related to Our Common Stock

•
The price of our stock is volatile, and you could lose all or part of your investment.

Risks Related to Product Development, Regulatory Approval and Commercialization

Our near-term prospects are wholly dependent on the successful commercialization of ISEMBYLD. We have limited experience commercializing an approved product, and if we are unable to successfully commercialize ISEMBYLD in the U.S. for its approved indication, our ability to generate meaningful revenue or achieve profitability will be materially and adversely affected.

On September 11, 2026, the FDA approved ISEMBYLD for the treatment of SMA in adults and children two years of age and older who are currently receiving SMN2-targeted treatment. We have recently launched ISEMBYLD in the U.S. for that indication.

ISEMBYLD is our only product approved for marketing by the FDA, and our ability to generate revenue from product sales and achieve profitability is wholly dependent on our ability to successfully commercialize ISEMBYLD in the U.S. for its approved indication. We may not be able to successfully commercialize ISEMBYLD for a number of reasons, including:

•
we may not be able to establish or demonstrate in the medical community the safety and efficacy of ISEMBYLD;
•
physicians may be reluctant to prescribe ISEMBYLD until longer-term efficacy and safety data exists;
•
we have limited experience in marketing, selling and distributing ISEMBYLD or any other product;
•
we are dependent on the reimbursement and coverage policies of government and private payors such as Medicare, Medicaid, insurance companies, health maintenance organizations and other plan administrators and may not be able to obtain adequate reimbursement and coverage for ISEMBYLD;
•
we may be unable to secure or maintain favorable coverage, reimbursement and formulary access for ISEMBYLD on acceptable terms or within expected timeframes;
•
sales may be affected by the relative price of ISEMBYLD as compared to alternative treatment options;
•
sales volumes will depend on the incidence and prevalence of patients in ISEMBYLD’s approved indication, and our market and sales estimates may be incorrect;
•
physicians, patients and payors may have concerns regarding the safety profile of ISEMBYLD, which could limit prescribing, slow patient adoption, result in additional monitoring requirements or adversely affect reimbursement, market access and the commercial success of ISEMBYLD;
•
future competitive or other market factors may adversely affect the commercial potential of ISEMBYLD;
•
we may not be able to obtain and maintain regulatory approvals for ISEMBYLD in any other jurisdictions or for any other apitegromab indications;
•
changes could be required to the label for ISEMBYLD that restrict how we market and sell ISEMBYLD, including as a result of adverse events observed following commercialization or in ongoing and future studies of ISEMBYLD;
•
we may encounter manufacturing challenges that may impact product supply or may need to conduct product recalls;
•
we might not be able to maintain compliance with the legal and regulatory requirements for the manufacturing, marketing, promotion, sale, distribution and commercialization of ISEMBYLD and may face enforcement actions;

•
we may not be able to maintain adequate commercial supplies of ISEMBYLD, or there may not be adequate supplies of apitegromab to meet demand at an acceptable cost or at all; and
•
we may need additional financial or other resources to successfully commercialize ISEMBYLD.

Moreover, successful commercialization of ISEMBYLD may not generate sufficient revenue from product sales, and we may not become profitable in the near term, or at all. If we are unable to successfully commercialize ISEMBYLD in the U.S. for its approved indication, our ability to generate meaningful revenue from product sales and achieve profitability will be materially and adversely affected, which in turn could have a material adverse effect on our business and business prospects.

The regulatory approval process for apitegromab in the EU, Japan and other jurisdictions will be lengthy, time-consuming and inherently unpredictable and we may fail to receive or be delayed in receiving regulatory approval of apitegromab, or we may receive regulatory approval for only a subset of SMA patients. Our progress toward potential commercialization of apitegromab in the EU has been delayed. We recently resubmitted our MAA to the EMA and submitted our JNDA for apitegromab to the PMDA. The review and approval of our applications in these jurisdictions may be delayed or unsuccessful.

The research, testing, manufacturing, labeling, approval, sale, import, export, marketing, promotion and distribution of drug products, including biologics, are subject to extensive regulation by the FDA in the U.S. and other regulatory authorities outside the U.S. On September 11, 2026, the FDA approved ISEMBYLD for the treatment of SMA in adults and children two years of age and older who are currently receiving SMN2-targeted treatment. We are not permitted to market apitegromab outside the U.S. until we receive marketing authorizations from applicable regulatory authorities. Prior to submitting the BLA to the U.S. FDA in January 2025 and submitting the MAA to the EMA in March 2025 for apitegromab as a treatment for patients with SMA, we had not submitted a BLA to the FDA or MAA to the EMA or similar marketing application to comparable foreign authorities. In November 2026 we submitted our JNDA for apitegromab to the PMDA. An MAA or comparable marketing authorization application, including a JNDA, must include extensive nonclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent or otherwise satisfies applicable standards for approval for each desired indication. EC or comparable foreign regulatory authorities’ approval of a new biologic or drug generally requires data from one or more adequate and well-controlled pivotal Phase 3 clinical trials of the biologic or drug in the relevant patient population. The EMA, PMDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials or our analysis or interpretation of data from nonclinical studies or clinical trials, the results of our clinical trials may not meet the level of statistical significance or amount of data required for approval, regulatory authorities may not agree with the statistical methods we used to evaluate our clinical data, or we may be unable to demonstrate that apitegromab’s clinical and other benefits outweigh its safety risks. Although we have recently received approval from the FDA for ISEMBYLD, for the treatment of SMA in adults and children two years of age and older who are currently receiving SMN2-targeted treatment, the EMA, PMDA or other regulatory authorities may determine that the approval should be further limited to a subset of SMA patients, which could restrict the commercial potential of ISEMBYLD in SMA. An MAA to the EMA or JNDA to the PMDA must also include significant information regarding the chemistry, manufacturing, and controls for the product, and the manufacturing facilities must complete a successful pre-license inspection as well as certain key clinical sites conducting our clinical trials. The EMA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies.

The third-party fill-finish facility included in our original MAA received an OAI inspection classification from the FDA following inspections in 2025 and again in 2026. As a result, and following discussions with the EMA, we withdrew our original MAA and resubmitted the application in October 2026 to incorporate an alternate fill-finish facility. The EMA will require time to review the resubmitted MAA and there is no guarantee that the EMA will give a positive opinion on the grant of a marketing authorisation for apitegromab on the basis of the resubmitted MAA. In addition, in November 2026 we submitted our JNDA for apitegromab to the PMDA, and there can be no assurance that the PMDA will complete its review within our anticipated timeframe or approve apitegromab for the indication or patient population sought, if at all. The PMDA may request additional data or analyses or impose other requirements in connection with its review of our application, which could delay or prevent regulatory approval of apitegromab in Japan.

Even though ISEMBYLD has been approved by the FDA, if and when other product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

ISEMBYLD, or other product candidates that in the future receive marketing approval, may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors, and others in the medical community. There may be delays in getting ISEMBYLD, or other product candidates if approved, on hospital or insurance formularies, or there may be limitations on coverage in the early stages of commercialization for newly approved drugs. If ISEMBYLD, or other product candidates if approved, fails to achieve market acceptance among hospitals, physicians, patients or health care payors, we will not be able to generate significant revenues and we may not become profitable, which would have a material adverse effect on our business, prospects, financial condition and results of operations. For example, doctors may deem it sufficient to treat patients with SMA with an SMN-targeted treatment such as nusinersen or risdiplam, and therefore will not be willing to utilize ISEMBYLD in conjunction with such SMN-targeted treatment. The degree of market acceptance of ISEMBYLD or other product candidates if approved for commercial sale, will depend on a number of factors, including:

•
the efficacy and safety of ISEMBYLD or other product candidates as demonstrated in clinical trials;
•
the indications for which other apitegromab indications or product candidates are approved;
•
efficacy and potential advantages compared to alternative treatments;
•
the ability to obtain sufficient third-party coverage and adequate reimbursement;
•
the amount, scope and nature of the clinical data (and other forms of data) available;
•
the ability to offer ISEMBYLD for sale at competitive prices;
•
the timing of market introduction of ISEMBYLD as well as competitive products;
•
convenience and ease of administration compared to alternative treatments;
•
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•
the strength of marketing and distribution support; and
•
the prevalence and severity of any side effects.

Market acceptance of our product candidates is heavily dependent on patients’ and physicians’ perceptions that our products and product candidates are safe and effective treatments for their targeted indications and willingness to use screening and/or diagnostic tests to identify at-risk target populations for our products and product candidates, if approved. The perceptions of any product are also influenced by perceptions of competitors’ products that are in the same class or that have a similar mechanism of action. Because we expect sales of our ISEMBYLD to generate substantially all our revenues in the foreseeable future, the failure of ISEMBYLD to find market acceptance would harm our business.

We have recently launched ISEMBYLD in the U.S. and are continuing to build and scale the infrastructure necessary to support its successful commercialization in the U.S. and the potential future commercialization of apitegromab in additional jurisdictions, including Europe and Japan. If we are unable to successfully execute our commercial strategy, expand and maintain our compliance, medical affairs and commercial capabilities, or effectively support the launch and ongoing commercialization of ISEMBYLD in the U.S., our business could be negatively impacted, including a negative impact on the potential for a successful commercialization of apitegromab.

Although we have recently launched ISEMBYLD in the U.S. and are preparing our commercialization capabilities in anticipation of a potential approval and commercial launch of apitegromab in Europe, Japan and other jurisdictions around the globe, we have no prior sales or distribution experience and limited capabilities for marketing and market access. We expect to continue to invest significant financial and management resources over time in our compliance, medical affairs and commercial organizations to support the ongoing commercialization of ISEMBYLD in the U.S. and potential launches in Europe, Japan and other jurisdictions, if approved. If we are unable to establish these commercial capabilities and infrastructure in a timely manner or to enter into agreements with third parties to market, sell, and/or distribute apitegromab, if approved, we may be unable to complete a successful commercial launch. To the extent we enter into agreements with third parties, the revenue we receive may depend upon the efforts of such third parties, over which we may have limited or no control, and our revenue from product sales may be lower than if we had commercialized the products ourselves. We also face competition in our search for third parties to assist us with the distribution, sales and marketing of our products.

Furthermore, we intend to commercialize apitegromab in Europe, Japan and other jurisdictions globally, if approved. In order to do so, we must build, on a territory-by-territory basis, marketing, sales, distribution, managerial and other capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so.

Changes or disruptions at the FDA and other government agencies caused by funding cuts, government shutdowns, personnel reductions, substantial changes in leadership and policy, or other changes or disruptions to these agencies’ operations could prevent these agencies from performing functions on which the operation of our business relies and any such disruptions and changes could negatively impact our business.

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

In addition, changes in the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our products, including applicable pricing and reimbursement frameworks under federal healthcare programs, could affect the commercial viability of our products, create revenue uncertainty, and impact our ability to achieve profitability. Additionally, regulatory changes may introduce new challenges in obtaining FDA approval or navigating commercialization, and any delay in securing applicable regulatory approvals would adversely affect our business and prospects. These uncertainties could also present new challenges and/or opportunities. Any delay in obtaining, or our inability to obtain, applicable regulatory approvals would delay or prevent commercialization of apitegromab and could materially adversely impact our business and prospects.

Product development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of ISEMBYLD, SRK-181, SRK-439, or any future product candidates. Many of the factors that cause, or lead to, a delay in the initiation or completion of clinical trials may also ultimately lead to the denial of regulatory approval or limit market acceptance of our product and product candidates.

Before obtaining regulatory approvals for the commercial sale of any product and product candidates, we must demonstrate through extensive nonclinical studies and clinical trials that our product and product candidates are safe and effective in humans. Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain, a clinical trial can fail at any stage of development. We may experience delays in initiating, progressing or completing our clinical trials. We may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful. Clinical trials may fail to meet their primary or secondary endpoints, raise safety concerns or generate mixed results. Differences in trial design between early-stage clinical trials and later-stage clinical trials make it difficult to extrapolate the results of earlier clinical trials to later clinical trials. Clinical data may not be sufficient to apply for and obtain regulatory approval on the timelines we expect or at all. Other decisions or actions of regulatory agencies may affect our plans, progress or results.

We also may experience numerous unforeseen events during, or as a result of, any clinical trials in process or any future clinical trials that we conduct that could delay or prevent our ability to receive and retain marketing approval or commercialize ISEMBYLD, SRK-181, SRK-439, or any future product candidates, including:

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
•
clinical trials of any product and product candidates may fail to show safety and effectiveness, or produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional nonclinical studies or clinical trials or we may decide to abandon product development programs;
•
the number of subjects required for clinical trials of any product and product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower or more challenging than we anticipate or subjects may drop out of these clinical trials or fail to return for post treatment follow-up at a higher rate than we anticipate;
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
•
our product and product candidates may have undesirable side effects or other unexpected characteristics when used in a new disease indication or with products in a different class which may raise safety, efficacy or other concerns about our product candidate as a potential therapy in that new disease indication or other indications or its use with products in a different class;
•
our failure to establish an appropriate safety profile for a product candidate based on clinical or nonclinical data for such product candidate and/or data emerging from other molecules in the same class as our product candidate;
•
the FDA, EMA or other regulatory authorities may require us to submit additional data, such as long-term toxicology studies, or change or impose other requirements before permitting us to initiate a clinical trial; and
•
evolution in the standard of care or changes in applicable governmental regulations or policies during the development of a product candidate that require amendments to ongoing clinical trials and/or the conduct of additional nonclinical studies or clinical trials.

Many of the factors that cause, or lead to, a delay in the initiation or completion of clinical trials may also ultimately lead to the denial of regulatory approval or limit market acceptance of our product and product candidates. For example, we anticipate some of our future trials to, in part, utilize an open-label trial design, and our ongoing ONYX long-term extension study for apitegromab in patients from both the TOPAZ and SAPPHIRE trials utilizes an open-label trial design. An open-label trial is one where both the patient and investigator know whether the patient is receiving the test article or either an existing approved drug or placebo. Open-label trials are subject to various limitations that may exaggerate any therapeutic effect as patients in open-label studies are aware that they are receiving treatment. Open-label trials may be subject to a patient bias, for example, if patients perceive their symptoms to have improved merely due to their awareness of receiving an experimental treatment. Open-label trials also may be subject to an investigator bias where those assessing and reviewing the physiological outcomes of the clinical trials are aware of which patients have received treatment and may interpret the information of the treated group more favorably given this knowledge. The potential sources of bias in clinical trials as a result of open-label design may not be adequately mitigated and may cause any of our trials that utilize such design to fail and additional trials may be necessary to support future marketing applications. In addition, other types of trials (including randomized, double-blind, parallel arm studies), particularly if smaller in size or if limited to one study, are also subject to potential sources of bias and limitations that may exaggerate any therapeutic effect or falsely identify a positive efficacy signal, or conversely, fail to detect an efficacy signal when in fact there may actually be a positive therapeutic effect.

Our product development costs will increase if we experience delays in clinical testing or marketing approvals. We do not know whether any of our clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays could also shorten any periods during which we may have the exclusive right to commercialize our product and product candidates and may allow our competitors to bring products to market before we do, potentially impairing our ability to successfully commercialize our product and product candidates. Any delays in our clinical development programs may harm our business, financial condition and results of operations significantly.

Our clinical development strategy and commercialization of ISEMBYLD depends on the continued use and availability of certain third-party approved drug therapies.

Patients in ONYX, our long-term extension study for patients from both the TOPAZ and SAPPHIRE studies, and OPAL, our Phase 2 clinical trial of ISEMBYLD in children under the age of two living with SMA, are receiving ISEMBYLD in conjunction with an approved SMN targeted treatment. These patients are reliant on the continued use and availability of such treatments. If access to an approved SMN targeted treatment such as nusinersen or risdiplam becomes limited or is unavailable, we may be forced to pause or stop our ONYX or OPAL clinical trials, or the medical condition of patients may be affected which could negatively affect the efficacy and safety results for ISEMBYLD in the trial or reduce the amount of data or confound the data from this trial. Any delay or suspension of our clinical trials would significantly delay our clinical development programs.

Commercial use of ISEMBYLD also requires patients to receive an SMN2-targeted treatment. Accordingly, limitations on the availability of, or our patients’ access to, these third-party therapies, including due to supply disruptions, safety concerns, regulatory restrictions or inadequate insurance coverage or reimbursement, could limit patients’ ability to initiate or continue treatment with ISEMBYLD. We do not control the manufacture, supply, pricing or reimbursement of these therapies. Any resulting reduction in the number of patients able to receive ISEMBYLD could adversely affect its commercial adoption and sales. These clinical and commercial risks could harm our business, financial condition and results of operations.

The results or success of nonclinical studies and early-stage clinical trials of our product candidates may not be predictive of future results or replicated in later nonclinical studies or clinical trials of our product candidates in the same indications or other indications.

The results or success of nonclinical studies and early-stage clinical trials of our product candidates may not be predictive of future results or replicated in later nonclinical studies or later-stage clinical trials. Nonclinical studies and early-stage clinical trials are primarily designed to study PK and PD, understand the side effects of product candidates, and evaluate various doses and dosing schedules. Our current or future product candidates may demonstrate different chemical, biological and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Product candidates in later-stages of clinical trials may fail to show desired pharmacological properties or produce positive safety and efficacy results despite having progressed through nonclinical studies and early-stage clinical trials. Additionally, product candidates evaluated in one disease indication may interact in unforeseen or harmful ways in a patient population with a different disease indication than was previously studied. For example, apitegromab was evaluated in our Phase 3 SAPPHIRE clinical trial for the treatment of patients with Type 2 and Type 3 SMA and apitegromab was evaluated in our Phase 2 EMBRAZE proof-of-concept trial in combination with tirzepatide in obesity. Top-line data from each clinical trial have been released and apitegromab did not interact in any new ways despite the different patient population and disease indications studied in each trial. We cannot assure you that any future clinical trials of apitegromab, such as our Phase 2 FORGE clinical trial in patients with FSHD, or any of our other anti-myostatin antibodies will show positive results or interact in ways similar to when those antibodies were previously studied in different indications. There can be no assurance that any of our current or planned clinical trials will ultimately be successful or support further clinical development or registration of any of our product candidates.

Interim, initial, and preliminary results from our clinical trials that we announce or publish from time to time may change (e.g., from positive safety or efficacy results to poor or negative safety or efficacy results) as more patient data become available and are subject to additional audit, validation and verification procedures that could result in material changes in the final data.

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

There is a high failure rate for drugs and biologics proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical development even after achieving promising results in earlier studies, and we cannot be certain that we will not face similar setbacks. Many drugs have failed to replicate efficacy and safety results in larger or more complex later stage trials. Moreover, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that believed their product candidates performed satisfactorily in nonclinical studies and clinical trials nonetheless failed to obtain regulatory approval. If we fail to produce positive results in our ongoing and planned nonclinical studies and clinical trials with apitegromab indications or SRK-439 or if a regulatory authority interprets and analyzes the results as not positive, the development timeline and regulatory approval and commercialization prospects for our product and product candidates, and, correspondingly, our business and financial prospects, may be materially adversely affected.

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
•
clinicians’ and patients’ perceptions as to the potential advantages and risks of the product and product candidate being studied in relation to other therapies;
•
our ability to obtain and maintain patient consents; and
•
the risk that patients enrolled in clinical trials will drop-out of the trials before completion of their involvement in the study.

For example, we are developing apitegromab for the treatment of people with FSHD, a rare disease, affecting an estimated 30,000 people in the U.S. and Europe. As a result, we may encounter difficulties enrolling patients in our clinical trials for apitegromab in FSHD due, in part, to the small size of this patient population. In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product and product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Additionally, patients may opt out of participation in clinical trials in favor of treatment with FDA approved therapies, or therapies approved in the EU or other foreign jurisdictions.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our future clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product and product candidates.

We rely on third parties to conduct certain aspects of our clinical trials and certain aspects of our nonclinical studies and on commercial distributors to distribute our product. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with legal and regulatory requirements, we may be delayed or unable to receive regulatory approval of our product candidates or commercialize ISEMBYLD or any future product candidates, and our business could be materially harmed.

We depend upon third parties to conduct certain aspects of our nonclinical studies and to conduct our clinical trials, under agreements with universities, medical institutions, CROs, strategic partners and others. We often have to negotiate budgets and contracts with such third parties, and if we are unsuccessful or if the negotiations take longer than anticipated, this could result in delays to our development timelines and increased costs.

We rely especially heavily on third parties over the course of our clinical trials, and, as a result, have limited control over the clinical investigators and limited visibility into their day-to-day activities, including with respect to their individual employment policies or compliance with the approved clinical protocol. Nevertheless, we are responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with Good Clinical Practice (“GCP”) requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, clinical investigators and trial sites. If we or any of these third parties fail to comply with applicable GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to suspend or terminate these trials or perform additional nonclinical studies or clinical trials before approving our marketing applications. We cannot be certain that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP requirements. We also are required to register certain ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in civil monetary penalties, adverse publicity and civil and criminal sanctions. The FDA and National Institutes of Health have signaled the government’s willingness to begin enforcing these registration and reporting requirements against non-compliant clinical trial sponsors. As a result, our financial results and the commercial prospects for our product and product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Our failure or any failure by these third parties to comply with these regulations would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violate federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting aspects of our nonclinical studies or clinical trials will not be our employees and, except for remedies that may be available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to our nonclinical studies and clinical trials. The third party CROs and clinical trial sites that conduct our clinical trials may experience staffing shortages and the inability of a CRO or clinical trial site to maintain appropriate levels of competent staffing to support the demands of our clinical trials could negatively impact the execution of our clinical trials. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines if they need to be replaced or if the quality or accuracy of the nonclinical or clinical data they obtain is compromised due to the failure to adhere to our protocols or regulatory requirements or for other reasons, our development timelines, including clinical development timelines, may be extended, delayed or terminated and we may not be able to complete development of, receive regulatory approval of or successfully commercialize our product and product candidates.

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

We also rely on third-party commercial distributors to distribute ISEMBYLD and may rely on these or other distributors for any products approved in the future. Our ability to successfully commercialize our product depend in part on these distributors’ ability to fulfill orders accurately and on a timely basis, maintain appropriate inventory levels, comply with applicable storage, handling and distribution requirements, and provide timely and accurate inventory and sales information. We have limited control over these third parties, and their failure to perform their contractual obligations or comply with applicable legal and regulatory requirements, or disruptions to their operations, could interrupt product distribution, delay patient access, result in product loss or additional costs, and adversely affect our sales and revenue. If any of these relationships terminate or a distributor is unable or unwilling to continue distributing our product, we may not be able to establish alternative arrangements in a timely manner or on commercially reasonable terms, which could materially adversely affect our business, financial condition and results of operations.

We have received Orphan Drug designation from the FDA for apitegromab for the treatment of SMA and FSHD and the EC granted Orphan Medicinal Product designation to apitegromab for the treatment of SMA. We may seek Orphan Drug designation from regulatory authorities in other jurisdictions for apitegromab. We may not receive the requested designation or we may be unable to realize the benefits associated with Orphan Drug designation, including the potential for market exclusivity.

We have received Orphan Drug designation from the FDA for apitegromab for the treatment of SMA and FSHD, and following the EMA’s Committee for Orphan Medicinal Products’ positive opinion, the EC designated apitegromab as an orphan medicinal product for the treatment of SMA. Even if we receive orphan drug exclusivity, the benefit of that exclusivity may be limited if we seek approval for an indication broader than the orphan-designated indication or could be revoked under certain circumstances, for example if the FDA later determines that the request for designation was materially defective or that we are unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we receive orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition during the exclusivity period because different drugs with different active moieties can be approved for the same condition, and the same product can be approved for different uses. Also, in the U.S., even after an orphan drug is approved and receives orphan drug exclusivity, the FDA may subsequently approve another drug for the same condition if the FDA concludes that the latter drug is not the same drug, including because it has been shown to be clinically superior to the drug with exclusivity because it is safer, more effective or makes a major contribution to patient care. In the EU, a marketing authorization may be granted to a similar medicinal product to an authorized orphan product for the same orphan indication if:

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

We have received Fast Track designation from the FDA for the treatment of FSHD, and PRIME designation from the EMA for apitegromab for the treatment of SMA. We may seek Fast Track designation or Breakthrough Therapy designation from the FDA or PRIME designation from the EMA for certain of our current and future products and product candidates, and we may not be successful in receiving such designations, or if received, such designation may not actually lead to a faster development or regulatory review or approval process.

We may seek Fast Track designation, Breakthrough Therapy designation or PRIME designation for certain of our product and product candidates.

In September 2026 the FDA granted Fast Track designation to apitegromab for the treatment of FSHD. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure that the FDA would decide to grant it. Although the FDA has granted Fast Track designation for apitegromab in FSHD, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Receiving and maintaining regulatory approval of apitegromab in one jurisdiction does not guarantee that we will be able to receive or maintain regulatory approval in any other jurisdiction, but a failure or delay in receiving regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions. Even though the FDA has granted marketing approval of ISEMBYLD, or if it grants approval for apitegromab in any other indication, the EC, the competent authorities of EU Member States or comparable regulatory authorities in foreign jurisdictions may not approve the manufacturing, marketing and promotion of apitegromab in other countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional nonclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., apitegromab must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the U.S. have requirements for approval of apitegromab with which we must comply prior to marketing in those jurisdictions. Receiving foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of apitegromab in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive and retain applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of apitegromab will be harmed.

Even though we have received FDA approval for ISEMBYLD and even if our product candidates receive regulatory approval in other jurisdictions, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products and product candidates.

Any product candidate for which we obtain marketing approval will be subject to ongoing regulatory requirements, including requirements related to manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, import, export, conduct of post-marketing studies and submission of safety, efficacy and other post-marketing information. The safety and efficacy profile of any product that receives approval will continue to be closely monitored by the FDA and comparable foreign regulatory authorities. In addition, we will be subject to continued compliance with current Good Manufacturing Practice (“cGMP”) and GCP requirements for any clinical trials that we conduct post-approval.

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

Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved uses for which the product may be marketed or contain requirements for potentially costly post-market testing, including Phase 4 clinical trials and surveillance to monitor safety and efficacy. For example, as specified in the ISEMBYLD approval letter, we are required to establish a pregnancy safety study to collect and analyze information on pregnancy complications and birth outcomes for exposed pregnancies.

Later discovery of previously unknown problems with our products that receive approval, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing, withdrawal of our product from the market or voluntary or mandatory product recalls;
•
fines, warning letters, untitled letters or holds on clinical trials;
•
refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•
product seizure or detention or refusal to permit the import or export of our product; and
•
permanent injunctions and consent decrees, including the imposition of civil or criminal penalties.

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market apitegromab in the EU or other jurisdictions, we may not be successful in commercializing apitegromab if and when it is approved.

We have recently begun to build our sales or marketing infrastructure in Europe and we have limited experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for apitegromab, if approved, in markets for which we retain sales and marketing responsibilities, we must continue to develop a sales and marketing organization and/or outsource certain functions to third parties, including third party distributors.

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

Competing therapies may exist or could emerge that adversely affect the amount of revenue we are able to generate from the sale of ISEMBYLD or any of our future product candidates, if successfully developed and approved.

The biopharmaceutical industry is highly competitive. There are many public and private companies, universities, governmental agencies and other research organizations actively engaged in the research and development of products that may be similar to our product and product candidates or address similar markets. If we are successful in evaluating ISEMBYLD or developing other apitegromab indications, it is probable that the number of companies seeking to develop products and therapies similar to our product and product candidates or targeting similar indications will increase. Many of our potential competitors, alone or with their strategic partners, have substantially greater financial, technical and human resources than we do, and significantly greater experience in the discovery and development of product candidates, obtaining FDA and other regulatory approvals of treatments and the commercialization of those treatments. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. We expect competition in the indications we are pursuing will focus on efficacy, safety, convenience, availability, and price. The commercial opportunity for ISEMBYLD could be reduced or eliminated if our competitors develop and commercialize products that are perceived to be safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than ISEMBYLD. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Nonclinical development is uncertain. Our nonclinical programs may experience delays or may never advance to clinical trials, which would adversely affect our ability to develop our product pipeline and receive regulatory approvals or commercialize these programs on a timely basis or at all, which would have an adverse effect on our business.

Before we can commence clinical trials for any product candidate, we must complete extensive nonclinical studies that support our planned INDs in the U.S., or similar applications in other jurisdictions. We cannot be certain of the timely completion or outcome of our nonclinical studies or of the timing of any planned IND submission to the FDA or similar applications in other jurisdictions, and cannot predict if the FDA, EMA or other regulatory authorities will accept our proposed clinical programs or if the outcome of our nonclinical studies will ultimately support the further development of our programs. As a result, we cannot be sure that we will be able to submit INDs or similar applications for the clinical development of our nonclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA, the competent authorities and/or ethics committees in the EU Member States or other regulatory authorities allowing clinical trials to begin.

Conducting nonclinical testing can be a lengthy, time-consuming and expensive process. The time required for such testing may vary substantially according to the type, complexity and novelty of the program, and can be several years or more per program. Delays associated with programs for which we are conducting nonclinical testing and studies may cause us to incur additional operating expenses. We also may be affected by delays associated with the nonclinical testing and studies of certain programs that are the responsibility of our collaborators or our potential future collaborators over which we have limited or no control. The commencement and rate of completion of nonclinical studies for a product candidate may be delayed by many factors, including, for example, challenges in reaching consensus with regulatory agencies regarding the scope of the necessary nonclinical study program and/or appropriate nonclinical study designs.

Risks Related to Our Business and Operations

Because we rely on a limited number of third-party manufacturing and supply partners, our supply of commercial product for ISEMBYLD and materials for our research and development, nonclinical and clinical development programs may become limited or interrupted or may not be of satisfactory quantity or quality.

We have limited experience manufacturing our product and product candidates on a commercial scale. We rely on a limited number of third-party contract manufacturers to manufacture all of our clinical trial product supplies and commercial product supplies, including drug substance, fill-finish, labeling, and packaging for ISEMBYLD and our product candidates. We do not own our own manufacturing facilities for producing any clinical trial or commercial product supplies. Our supply chain also depends on a limited number of suppliers for critical raw materials and components (including container closure systems), and any disruption, quality issue, or shortage could delay manufacturing or regulatory approvals. There can be no assurance that our nonclinical, clinical development, and, if approved, commercial product supplies will not be limited or interrupted due to impacts to our third-party contract manufacturers. For example, we rely on a single source supplier for the drug substance and fill-finish manufacture of apitegromab indications, SRK-181 and SRK-439. Our third-party manufacturing and supply partners may experience batch failures, lower-than-expected yields or other manufacturing inefficiencies, which could increase manufacturing costs, adversely affect gross margins, reduce available production capacity and, if persistent, impair our ability to maintain adequate commercial supply of ISEMBYLD. Any replacement of our current drug substance contract manufacturer or fill-finish contract manufacturer would require significant resources, lead time and expertise because there may be a limited number of qualified replacements. In addition, our ability to procure sufficient supplies for the development of apitegromab indications, SRK-181, SRK-439 or future product candidates could be impacted by factors outside of our control such as current macroeconomic and geopolitical events, the changing rates of inflation and interest rates and tariff policies. We have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance and qualified personnel. Furthermore, all of our third-party contract manufacturers supply and/or manufacture materials or products for other companies, which exposes our third-party contract manufacturers to regulatory risks for the production of such materials and products. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally.

For example, in September 2025, we received a CRL from the FDA citing observations identified during an FDA inspection of a third-party fill-finish facility used in our BLA and MAA for apitegromab. Although the observations were related to the facility and were not specific to apitegromab, we were required to identify and qualify an alternate fill finish facility and amend our regulatory submissions. As a result, we resubmitted our BLA and MAA to incorporate the alternate facility, which has caused delays in the regulatory review process.

The manufacturing process for a product or product candidate is subject to FDA and foreign regulatory authority review. Suppliers and manufacturers must meet applicable manufacturing requirements and undergo rigorous facility and process validation tests required by regulatory authorities in order to comply with regulatory standards, such as cGMP. In the event that any of our manufacturers fails to comply with such requirements or to perform its obligations to us in relation to quality, timing or otherwise, or if our supply of components or other materials becomes limited or interrupted for other reasons, we may be forced to internalize certain activities or rapidly onboard alternative third-party manufacturing capacity, for which we currently do not have the capabilities or resources, or enter into an agreement with another third-party, which we may not be able to do on reasonable terms, if at all. In some cases, the technical skills or technology required to manufacture our product and product candidates may be unique or proprietary to the original manufacturer and we may have difficulty transferring such skills or technology to another third-party and a feasible alternative may not exist. These factors would increase our reliance on the original manufacturer or require us to obtain a license from such manufacturer in order to have another third-party manufacture our product and product candidates. If we must change manufacturers for any reason, we may be required to qualify and validate a new manufacturer’s facilities, processes and quality systems for compliance with applicable regulatory requirements, including cGMP. We may also need to conduct manufacturing comparability studies to demonstrate that any new manufacturing process produces product consistent with specifications previously submitted to the FDA or other regulatory authorities. These activities could result in delays and increased costs and could negatively affect our ability to develop and commercialize our product and product candidates in a timely manner or within budget.

We expect to continue to rely on third-party manufacturers for commercial supplies of drug substance, drug product, fill-finish, and packaged and labeled product for ISEMBYLD. We do not have long-term supply agreements in place with many of our contract manufacturers, and each batch for our product and product candidates is individually contracted through a purchase order governed by master service and quality agreements. If any of these manufacturers are unwilling to or unable to supply adequate quantities of product on acceptable terms or timelines, or are unable to comply with cGMP or other applicable requirements, we may be required to qualify and onboard alternative suppliers, which could result in delays to clinical development, regulatory submissions or approvals, or commercialization.

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

To conduct later-stage clinical trials and support commercial supply of ISEMBYLD, we will need to manufacture our product and product candidates in larger quantities and at appropriate quality standards. We rely on third-party contract manufacturers to manufacture commercial supply of ISEMBYLD and our supply for our clinical programs. We and our manufacturing partners may be unable to maintain or increase manufacturing capacity in a timely or cost-effective manner, and quality control issues may arise during process scale-up, technology transfer, or commercial production. If we, or any manufacturing partners, are unable to manufacture our product and product candidates in sufficient quantity or quality, development activities, clinical trials, regulatory submissions and approvals, or commercialization and commercial supply could be delayed, disrupted, or become infeasible, which could materially affect our business.

Our reliance on third-party logistics providers, specialty distributors, specialty pharmacies, and patient services providers may subject us to risks that could impact the commercialization and patient access to ISEMBYLD. We expect to continue to use limited distribution agreements, which could concentrate supply with a small number of specialty pharmacies, increasing the risk of distribution disruptions, capacity constraints, and gaps in patient access if these partners fail to perform. Additionally, third parties manage high-touch patient support, reimbursement processing, and copay assistance, and any failures in these areas could lead to delays in initiation of treatment, coverage denials, and financial barriers for patients. Additionally, challenges such as disruptions in logistics, product-handling or quality-control issues, cybersecurity or privacy incidents, licensing or other regulatory non-compliance, or delays in onboarding key distribution partners may arise and may cause us to undertake substantial obligations, including financial obligations. If we or our third-party distribution service providers fail to scale and manage commercial distribution operations efficiently, the launch, commercialization, or continued supply of ISEMBYLD may be delayed or compromised, which could significantly harm our business, reputation, and financial results.

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

U.S. and global markets have recently been experiencing volatility and disruption caused by economic uncertainty, including as a result of geopolitical instability, ongoing military conflicts, new regulatory activities and economic policies, and high inflation and interest rates. We are continuing to monitor global capital markets and assessing the potential impact of these factors on our business, including the impact on the supply chains we rely on for the manufacture of ISEMBYLD, SRK-439, and any other current or future product candidates.

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

We will need to continue to grow our organization in certain areas, including our personnel, systems and relationships with third parties, in order to develop and potentially commercialize our product and product candidates, and we may experience difficulties in managing this growth.

As our clinical development plans and commercialization strategies continue to develop and expand, we expect we will need to hire additional managerial, clinical development, scientific, regulatory, commercial, and administrative personnel. Our ability to compete in the highly competitive biotechnology industry depends upon our ability to attract and retain highly qualified specialized personnel. As ISEMBYLD approaches commercialization globally, we will also need to hire sales, marketing and other commercial personnel in the new markets we plan to enter. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our development efforts effectively, including the clinical and regulatory review process for apitegromab indications, SRK-439, and any future product candidates, while complying with our contractual obligations to contractors and other third parties; and
•
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize ISEMBYLD, if approved in jurisdictions outside the U.S., will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on third parties, advisors and consultants to provide certain services, including CROs, contract manufacturers and companies focused on antibody development and discovery activities. There can be no assurance that the services of third parties, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality, accuracy or quantity of the services provided is compromised for any reason, our nonclinical studies and clinical trials may be extended, delayed or terminated, and we may not be able to receive, or may be substantially delayed in receiving, regulatory approval of additional apitegromab indications, SRK-181, SRK-439 or future product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for a limited number of qualified personnel in the biopharmaceutical space. In this highly competitive market, there may be increased costs to attract and retain qualified personnel. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we have to offer. If we are not able to offer competitive compensation or appealing opportunities for high quality candidates, we may not be able to attract or retain qualified candidates and personnel. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize ISEMBYLD and apitegromab in other indications and, accordingly, may not achieve our research, development and commercialization goals.

In addition, from time to time, there may be changes in our executive or senior management team that may be disruptive to our business. If our teams fail to execute our plans and strategies, including as a result of executive transitions, our business, financial condition, and results of operations could be adversely affected.

Our executives and highly skilled technical and managerial personnel are critical to our business. If we have transition in management, lose key personnel, or if we fail to recruit additional highly skilled personnel, our ability to further develop and commercialize ISEMBYLD and any of our other product candidates, if approved, and identify and develop new or next generation product candidates may be impaired.

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

We have outsourced significant parts of our IT and business infrastructure to third-party providers, and we currently use these providers to perform business critical IT and business services for us. Despite the implementation of security measures, our computer systems, whether they are managed by us directly or by the third parties with whom we contract, and those of our existing and future CROs, and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. Our increased reliance on personnel working from home may increase our cyber security risk, create data accessibility concerns, and make us more susceptible to workforce and communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other agencies and contractors. For example, the loss of nonclinical or clinical data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of ISEMBYLD, SRK-181 and SRK-439 and to conduct nonclinical studies and clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of apitegromab in other indications, SRK-181, SRK-439 and future product candidates could be delayed.

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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws and regulations of the FDA, EU Member States, EMA, MHRA, PMDA and other similar foreign regulatory bodies; provide true, complete and accurate information to the FDA, EMA, PMDA and other similar foreign regulatory bodies; comply with manufacturing standards we have established; comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws; engage in appropriate sales, marketing, pricing, reimbursement, patient support, product distribution, import/export, anti-corruption or other commercial activities in connection with ISEMBYLD or apitegromab or report financial information or data accurately or to disclose unauthorized activities to us. Now that we have received FDA approval for ISEMBYLD, and if and when we receive EC approval or approval from other foreign regulatory authorities of apitegromab and begin commercializing in such other jurisdictions, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter misconduct by our employees, independent contractors, consultants, commercial partners and vendors, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of civil, criminal and administrative penalties, damages, monetary fines, individual imprisonment, disgorgement, possible exclusion from participation in government healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and the curtailment of our operations, any of which could adversely affect our ability to operate our business, financial condition and results of operations.

As part of our commercialization strategy, particularly in smaller jurisdictions outside the U.S., we may engage third-party distributors, commercialization partners, service providers and other agents to market, sell, distribute or otherwise support access to our products. Although we intend to conduct appropriate diligence and maintain contractual and compliance controls over such third parties, we may not be able to effectively monitor or control all of their activities. If any such third party engages in conduct that violates applicable healthcare, anti-corruption, anti-kickback, false claims, privacy, trade, sanctions, competition, pricing and reimbursement or other laws and regulations, or otherwise fails to comply with applicable regulatory requirements, we could be subject to investigations, enforcement actions, fines, penalties, reputational harm, contractual liability, restrictions on commercialization activities or other adverse consequences, even if we were not aware of, did not authorize or did not directly participate in such conduct.

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

It is possible healthcare reform measures may be adopted in the future that may result in additional reductions in Medicare or other healthcare funding, more rigorous coverage criteria, or new payment methodologies or otherwise affect the prices we may obtain for any of our product and product candidates for which we may receive regulatory approval. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from commercial payors. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be modified or invalidated. The continuing health care reform initiatives of the government, insurance companies, managed care organizations and other payers of health care services to contain or reduce costs of health care may adversely affect the demand for any product and product candidates for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain coverage and reimbursement approval for a product, our ability to generate revenues and achieve or maintain profitability; and the level of taxes that we are required to pay.

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

On April 1, 2025, the Bureau of Industry and Security of the U.S. Department of Commerce initiated a Section 232 investigation on Pharmaceuticals and Pharmaceutical Ingredients, whose scope includes, but is not limited to, finished drug products, medical countermeasures, active pharmaceutical ingredients, starting materials, and derivative products of those items. This Section 232 investigation could result in substantial tariffs on these and related items, which could negatively impact our costs of production and operating margins. On October 31, 2025, the Centers for Medicare and Medicaid Services (“CMS”) issued its final rule for the calendar‑year Physician Fee Schedule (“BFSF Certification Final Rule”), which requires manufacturers, as of January 1, 2026, to obtain certifications from their third‑party vendors confirming that Bona Fide Service Fees (“BFSFs”) associated with Part B drug sales are not passed through, in whole or in part, to any client or customer, regardless of whether that entity takes title to the drug. In addition to submitting these certifications to CMS, manufacturers must maintain detailed documentation supporting the reasonable assumptions used to calculate Average Sales Price (“ASP”), including the methodologies used to classify BFSFs for each contract. These new requirements may increase the risk that certain fees could be reclassified as price concessions, which would negatively affect a product’s ASP. Any such reclassification could reduce future reimbursement for our product(s) under Medicare Part B, which may materially and adversely impact our revenue.

Federal legislative and regulatory efforts to implement reference pricing or most-favored-nation pricing models could impact our product revenues and materially harm our business.

On May 12, 2025, President Trump issued an executive order calling on pharmaceutical manufacturers to voluntarily reduce the prices of medicines in the U.S. and directing the Secretary of the Department of Health and Human Services (“HHS”) to communicate Most Favored Nation (“MFN”) price targets to pharmaceutical manufacturers to align prices with those in comparably developed nations and, in the event significant progress towards MFN pricing is not delivered, to propose rulemaking to impose MFN pricing.

Since the May 12, 2025 order, the Trump administration has continued to exert pressure on drug manufacturers to implement MFN pricing, including by suggesting that the administration may impose significant tariffs on pharmaceuticals if such manufacturers do not reach agreements to implement MFN pricing. In December 2025, the CMS announced proposals for new mandatory demonstration payment models through two proposed rules under its CMS Innovation Center (“CMMI”) authority: the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B and the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) for Medicare Part D. On October 2, 2026, CMS finalized the GLOBE regulation, effective November 30, 2026, as a mandatory CMMI payment model under Section 1115A of the Social Security Act. As finalized, GLOBE will require manufacturers of specified single source drugs and sole source biologics, within designated therapeutic classes and that have incurred more than $100 million of Medicare Part B spending over a 12-month period to pay incremental rebates based on an alternative, internationally benchmarked calculation of the existing Medicare Part B drug inflation rebate. The GLOBE Model will begin on January 1, 2027 with the collection of voluntary manufacturer-submitted international drug net pricing data, and will be tested over five performance years, running from April 1, 2027 through March 31, 2032. The associated payment period will run from April 1, 2027 through March 31, 2034. GLOBE excludes orphan-only drugs, cell and gene therapy products, plasma-derived products, and drugs with an effective Medicare-negotiated maximum fair price.

GUARD remains a proposed regulation that has not been finalized and, as proposed, would similarly mandate manufacturer rebates for qualifying sole source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies, with its performance period proposed to begin in 2027. The GLOBE model and the proposed GUARD model will likely be subject to legal challenges that could delay implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions for U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

These reforms remain subject to change, potential legal challenges, or expansion through additional rulemaking or sub-regulatory guidance, creating uncertainty for our overall pricing strategy. It remains to be seen whether and how these drug pricing initiatives will apply to our product and product candidates, how they will affect the broader pharmaceutical industry, and whether similar reform measures may be adopted in the future.

Our relationships with healthcare providers and physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors in the U.S. and elsewhere play a primary role in the recommendation and prescription of pharmaceutical products. Arrangements with third-party payors and customers can expose pharmaceutical manufacturers to broadly applicable fraud and abuse and other healthcare laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute pharmaceutical products. In particular, the research of our product and product candidates, as well as the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information received in the course of patient recruitment for clinical trials. See the section in our Annual Report on Form 10-K for the year ended December 31, 2025 entitled “Business – Government Regulation – Other Healthcare Laws.”

It is possible that governmental and enforcement authorities will conclude that our business practices, or those of third parties acting on our behalf, may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, possible exclusion from participation in federal and state funded healthcare programs, contractual damages and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Any action for violation of these laws, even if successfully defended, could cause a pharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We participate in the Medicaid Drug Rebate Program, the 340B program, the U.S. Department of Veterans Affairs, Federal Supply Schedule (“FSS”) pricing program, and the Tricare Retail Pharmacy program, which require us to disclose average manufacturer pricing, and, in the future may require us to report the average sales price for certain of our drugs to the Medicare program. Pricing and rebate calculations vary across products and programs, are complex, and are often subject to interpretation by us, governmental or regulatory agencies and the courts. Furthermore, regulatory and legislative changes, and judicial rulings relating to these programs and policies (including coverage expansion), have increased and will continue to increase our costs and the complexity of compliance, have been and will continue to be time-consuming to implement, and could have a material adverse effect on our results of operations, particularly if CMS or another agency challenges the approach we take in our implementation. For example, in the case of our Medicaid pricing data, if we become aware that our reporting for a prior quarter was incorrect or has changed as a result of recalculation of the pricing data, we are generally obligated to resubmit the corrected data for up to three years after those data originally were due. Such restatements increase our costs and could result in an overage or underage in our rebate liability for past quarters. Price recalculations also may affect the ceiling price at which we are required to offer our products under the 340B program and give rise to an obligation to refund entities participating in the 340B program for overcharges during past quarters impacted by a price recalculation.

Civil monetary penalties can be applied if we are found to have knowingly submitted any false price or product information to the government, if we are found to have made a misrepresentation in the reporting of our average sales price, if we fail to submit the required price data on a timely basis, or if we are found to have charged 340B covered entities more than the statutorily mandated ceiling price. Additionally, our agreement to participate in the 340B program or our Medicaid drug rebate agreement could be terminated, in which case federal payments may not be available under Medicaid or Medicare Part D for our covered outpatient drugs. Additionally, if we overcharge the government in connection with our arrangements with FSS or Tricare Retail Pharmacy, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act (“FCA”) and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Further, legislation may be introduced that, if passed, would, among other things, further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in an inpatient setting, and any additional future changes to the definition of average manufacturer price or the Medicaid rebate amount could affect our 340B ceiling price calculations and negatively impact our results of operations. Additionally, certain pharmaceutical manufacturers are involved in ongoing litigation regarding contract pharmacy arrangements under the 340B program. The outcome of those judicial proceedings and the potential impact on the way in which manufacturers extend discounts to covered entities through contract pharmacies remain uncertain.

Failure to comply with health care privacy and data protection laws and regulations could lead to government or competent authority enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operation results and business.

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

Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”), the world’s first comprehensive AI law, entered into force on August 1, 2024, and most provisions of which will become effective on August 2, 2026 although the application of certain requirements for high-risk AI systems has been deferred until December 2, 2027 (or for certain product-embedded AI systems, August 2, 2028). This legislation imposes tiered obligations on providers and deployers of artificial intelligence systems which are put onto the EU market, or where the output is intended for use in the EU market, depending on the risk classification of the AI system, and encourages providers and deployers of artificial intelligence systems to account for EU fundamental rights in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, and if the AI systems are considered high risk, we would be required to implement substantive risk and quality management systems and post-market monitoring systems and adhere to specific and burdensome and costly ethical, accountability, and administrative requirements. Other jurisdictions, including the U.S. and UK, are also taking steps to regulate AI systems. The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test and maintain our service offerings to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation and in a socially responsible, safe and ethical manner and to minimize any real or perceived unintended harmful impacts.

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

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product and product candidates.

We face an inherent risk of product liability as a result of the use of our product commercially, and the clinical testing of our product candidates and will face an even greater risk as we commercialize any additional products in the future. For example, we may be sued if our product or product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical trials, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product or product candidate, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product and product candidates. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, product liability claims may result in:

•
inability to bring a product or product candidate to the market;
•
decreased demand for any product or product candidates;
•
injury to our reputation and significant negative media attention;
•
withdrawal of clinical trial participants and inability to continue clinical trials;
•
initiation of investigations by regulators;
•
costs to defend the related litigation;
•
diversion of management’s time and our resources;
•
substantial monetary awards to trial participants;
•
product recalls, withdrawals or labeling, marketing or promotional restrictions;
•
decreased demand for a product;
•
loss of revenue;
•
exhaustion of any available insurance and our capital resources;
•
the inability to commercialize any product or product candidate; and
•
decline in our stock price.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with collaborators. We may be unable to obtain, or may obtain on unfavorable terms, additional clinical trial insurance in amounts adequate to cover any liabilities from any of our clinical trials. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have insufficient or no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

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

The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business. As part of our risk management policy, we maintain insurance coverage at levels that we believe are appropriate for our business. However, in the event of an accident or incident at our facilities, we cannot assure you that the amounts of insurance will be sufficient to satisfy any damages and losses. If our facilities, the manufacturing facilities of our third-party contract manufacturers, or the sites where we conduct clinical trials or nonclinical studies, are unable to operate because of an accident or incident or for any other reason, even for a short period of time, our research and development programs may be harmed. Any business interruption may have a material and adverse effect on our business, financial condition, results of operations and prospects.

Coverage and reimbursement may be limited or unavailable in certain market segments for ISEMBYLD, which could make it difficult for us to sell ISEMBYLD profitably.

The success of ISEMBYLD depends on the availability of coverage and adequate reimbursement from third-party payors. We cannot be sure of the extent to which coverage and adequate reimbursement for ISEMBYLD will be available or maintained and any limitations, delays, or restrictions on coverage or reimbursement could adversely affect patient access to, utilization of and revenue from ISEMBYLD. See the sections in our Annual Report on Form 10-K for the year ended December 31, 2025 entitled “Business– Government Regulation – Coverage and Reimbursement” and “Business–Government Regulation–Current and Future Healthcare Reform Legislation.”

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

Payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain and maintain coverage and reimbursement for any product, we may need to conduct expensive evidence generation studies in order to demonstrate the medical necessity and cost-effectiveness of such a product, in addition to the costs required to obtain regulatory approvals. If payors do not consider a product to be cost-effective compared to current standards of care, they may not cover the product as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow a company to cover its costs or make a profit. Although ISEMBYLD has obtained coverage and reimbursement from a number of third-party payors, we cannot assure you that favorable coverage, reimbursement levels or patient access will be maintained or expanded. The reimbursement payment rates established by third-party payors may not be adequate for us to achieve or sustain profitability and may be reduced over time. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of ISEMBYLD. Patients are unlikely to use ISEMBYLD unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of ISEMBYLD. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. As a result, it remains difficult to predict the extent to which third-party payors will provide and maintain favorable coverage and reimbursement for ISEMBYLD over time.

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

Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for ISEMBYLD. There has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. We expect to experience pricing pressures in connection with the sale of ISEMBYLD due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

EU drug marketing and reimbursement regulations may materially affect our ability to market and receive coverage for apitegromab in the EU Member States. Also, unfavorable pricing and reimbursement decisions in the EU could delay or limit commercialization of apitegromab, if approved, and materially adversely affect our business, financial condition and results of operations.

In addition to the FDA approval we received, we intend to seek approval to market apitegromab in selected foreign jurisdictions. If we receive approval in one or more foreign jurisdictions for apitegromab we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of medicinal products is subject to governmental control and other market regulations which could put pressure on the pricing and usage of apitegromab. In these countries, pricing negotiations with governmental authorities can take considerable time after receiving marketing approval. In addition, market acceptance and sales of apitegromab will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for apitegromab and may be affected by existing and future health care reform measures.

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

Reference pricing used by various EU Member States and parallel distribution, or arbitrage between low-priced and high-priced Member States, can further reduce prices. Pricing negotiations in the EU are highly unpredictable and a Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. In addition, regional decision-making, such as in Italy, Spain, and Germany, may lead to fragmented sub-national reimbursement requirements, duplicative reviews, or further restrictions on access. In some countries, we may be required to conduct a clinical study or other studies that compare the cost-effectiveness of any of our product and product candidates to other available therapies in order to obtain or maintain reimbursement or pricing approval. Generating such data may require substantial investment and time and may delay reimbursement approval or lead to conditional or temporary reimbursement that could be revoked if post-authorization evidence does not meet the expectations of payers.

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

We may seek to enter into collaborations in the future with third parties, including for apitegromab in other indications, SRK-181, SRK-439 or potential product candidates. If we are unable to enter into such collaborations, or if these collaborations are not successful, our business could be adversely affected.

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
•
we may commit to certain nonclinical or clinical development or commercialization efforts as part of the collaboration that we are unable to meet or our collaborators may not be satisfied with our nonclinical or clinical development or commercialization efforts;
•
collaborators may not pursue development and commercialization of any product and product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs or license arrangements based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as a strategic transaction that may divert resources or create competing priorities;
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
•
collaborators with marketing and distribution rights to one or more of our product and product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;
•
disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of product and product candidates, might lead to additional responsibilities for us with respect to product and product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;
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
•
collaborations may be terminated by the collaborator, and, if terminated, we may be blocked to advance the program due to collaborator patents that are not licensed to us; and
•
collaborations may be terminated by the collaborator, and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product and product candidates.

If our future collaborations do not result in the successful discovery, development and commercialization of product and product candidates or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under such collaboration. All of the risks relating to product development, regulatory approval and commercialization described in our Annual Report on Form 10-K for the year ended December 31, 2025 also apply to the activities of potential therapeutic collaborators.

Additionally, if one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the biotechnology or pharmaceutical industry, including within the business and financial communities, could be adversely affected.

We face significant competition in seeking appropriate partners for our product and product candidates, and the negotiation process is time-consuming and complex. In order for us to successfully partner our product and product candidates, potential partners must view these product and product candidates as economically valuable in markets they determine to be attractive in light of the terms that we are seeking and other available products for licensing by other companies. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms, or at all. If we fail to enter into collaborations or do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product and product candidates, bring them to market and generate revenue from sales of drugs or continue to develop our technology, and our business may be materially and adversely affected. Even if we are successful in our efforts to establish new strategic collaborations, the terms that we agree upon may not be favorable to us, and we may not be able to maintain such strategic collaborations if, for example, development or approval of a product candidate is delayed or sales of an approved product are disappointing. Any delay in entering into new strategic collaboration agreements related to our product and product candidates could delay the development and commercialization of our product and product candidates and reduce their competitiveness even if they reach the market.

Risks Related to Our Intellectual Property

Our success depends in part on our ability to protect our intellectual property. It is difficult and costly to protect our proprietary rights and technology, and we may not be able to ensure their protection.

Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our proprietary technologies and our product and product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop unauthorized third parties from making, using, selling, offering to sell or importing our product and product candidates is dependent upon the extent to which we have rights under valid and enforceable patents that cover these activities. If we are unable to secure and maintain patent protection for any product or technology we develop, or if the scope of the patent protection secured is not sufficiently broad, our competitors could develop and commercialize products and technology similar or identical to ours, and our ability to commercialize any products or product candidates we may develop may be adversely affected.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our products and product candidates or uses thereof in the U.S. and/or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. For example, Russia issued a decree in March of 2022, stating that patent owners who reside in a country “unfriendly” to Russia are not entitled to compensation in the event of patent infringement. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property and/or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications we hold with respect to our product and product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product and product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our products and product candidates under patent protection would be reduced.

We cannot be certain that we are the first to invent the inventions covered by pending patent applications and, if we are not, we may be subject to priority disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. No assurance can be given that if challenged, our patents would be declared by a court to be valid or enforceable or that even if found valid and enforceable, a competitor’s technology or product would be found by a court to infringe our patents. We may analyze patents or patent applications of our competitors that we believe are relevant to our activities, and consider that we are free to operate in relation to our product and product candidates, but our competitors may achieve issued claims, including in patents we consider to be unrelated, which block our efforts or may potentially result in our product or product candidates or our activities infringing such claims. The possibility exists that others will develop products which have the same effect as our products on an independent basis which do not infringe our patents or other intellectual property rights, or will design around the claims of patents that we have had issued that cover our products.

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
•
the claims of our owned or in-licensed issued patents or patent applications, if and when issued, may not cover our product and product candidates;
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
•
the inventors of our owned or in-licensed patents or patent applications may become involved with competitors, develop products or processes which design around our patents, or become hostile to us or the patents or patent applications on which they are named as inventors or raise disputes with regard to ownership of our owned or in-licensed patents or patent applications;
•
it is possible that our owned or in-licensed patents or patent applications omit individual(s) that should be listed as inventor(s) or include individual(s) that should not be listed as inventor(s), which may cause these patents or patents issuing from these patent applications to be held invalid or unenforceable;
•
others may be able to make or use compounds or cells that are similar to the biological compositions of our product and product candidates but that are not covered by the claims of our patents;

•
others may independently develop similar or alternative technologies or duplicate any of our technologies;
•
it is possible that others may circumvent our owned or in-licensed patents;
•
the active biological ingredients in our current product and product candidates will eventually become commercially available in biosimilar drug products, and no patent protection may be available with regard to formulation or method of use;
•
we have engaged in scientific collaborations in the past, and will continue to do so in the future. Such collaborators may develop adjacent or competing products to ours that are outside the scope of our patents;
•
we may not develop additional proprietary technologies for which we can obtain patent protection;
•
it is possible that products, product candidates, diagnostic tests, and manufacturing methods we develop may be covered by third parties’ patents or other exclusive rights;
•
it is possible that there are unpublished applications or patent applications maintained in secrecy that may later issue with claims covering our products or technology similar to ours; and/or
•
the patents of others may have an adverse effect on our business.

Our current patents covering our proprietary technologies and our product and product candidates are expected to expire beginning in 2034, without taking into account any possible patent term adjustments or extensions. Our earliest patents may expire before, or soon after, our first product achieves marketing approval in the U.S. or foreign jurisdictions. Upon the expiration of our current patents, we may lose the right to exclude others from practicing these inventions. The expiration of these patents could also have a material adverse effect on our business, results of operations, financial condition and prospects. We own pending patent applications covering our proprietary technologies or our product and product candidates that if issued as patents are expected to expire from 2034 through 2047, without taking into account any possible patent term adjustments or extensions. However, we cannot be assured that the USPTO or relevant foreign patent offices will grant any of these patent applications.

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

Our product candidates may also require specific formulations or manufacturing processes to work effectively and efficiently, and these rights may be held by others. We may develop products containing our compounds and pre-existing pharmaceutical compounds. We may be required by the FDA or comparable foreign regulatory authorities to provide a companion diagnostic test or tests with our product candidates. These diagnostic test or tests may be covered by intellectual property rights held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary or important to our business operations. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all, which would harm our business. We may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

Additionally, we sometimes collaborate with academic institutions to accelerate our nonclinical research or development under written agreements with these institutions. In certain cases, these institutions provide us with an option to negotiate a license to any of the institution’s rights in technology resulting from the collaboration. Regardless of such option, we may be unable to negotiate a license within the specified timeframe or under terms that are acceptable to us. If we are unable to do so, the institution may offer the intellectual property rights to others, potentially blocking our ability to pursue our program. If we are unable to successfully obtain rights to required third-party intellectual property or to maintain the existing intellectual property rights we have, we may have to abandon development of such program and our business and financial condition could suffer.

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

Our commercial success depends in part on our ability to develop, manufacture, market and sell our product and product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference, derivation, inter partes review, post-grant review, and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. We may be exposed to, or threatened with, future litigation by third parties having patent or other intellectual property rights alleging that our product and product candidates and/or proprietary technologies infringe their intellectual property rights. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product and product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our product or product candidates, technologies or methods.

If a third-party claims that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

•
infringement and other intellectual property claims which, regardless of merit, may be expensive and time-consuming to litigate and may divert our management’s attention from our core business;
•
substantial damages for infringement, which we may have to pay if a court decides that the product, product candidate or technology at issue infringes on or violates the third-party’s rights, and, if the court finds that the infringement was willful, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;
•
a court prohibiting us from developing, manufacturing, marketing or selling our product or product candidates, or from using our proprietary technologies, unless the third-party licenses its product rights to us, which it is not required to do;
•
if a license is available from a third-party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products; and
•
redesigning our product or product candidates or processes so they do not infringe, which may not be possible or may require substantial monetary expenditures and time.

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

Third parties may assert that we are employing their proprietary technology without authorization. Generally, conducting clinical trials and other development activities in the U.S. is protected under the Safe Harbor exemption as set forth in 35 U.S.C. § 271. With respect to our product, or if another one of our product candidates is approved by the FDA, that certain third-party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we are not aware of any claims of such a patent that could otherwise materially adversely affect commercialization of our product or product candidates, we may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product or product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product or product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product or product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product or product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, the holders of any such patent may be able to block our ability to develop and commercialize the product or product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms, or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product or product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize our current product or future product candidates.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product or product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, and/or pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product or product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product or product candidates, which could harm our business significantly.

We may also choose to challenge the patentability of claims in a third-party’s U.S. patent by requesting that the USPTO review the patent claims in an ex-parte re-exam, inter partes review or post-grant review proceedings. These proceedings are expensive and may consume our time or other resources. We may choose to challenge the grant of a third-party’s patent in opposition proceedings in the European Patent Office (“EPO”) or other foreign patent office. The costs of these opposition proceedings could be substantial, and may consume our time or other resources. If we fail to obtain a favorable result at the USPTO, EPO or other patent office, then we may be exposed to litigation by a third-party alleging that the patent may be infringed by our product, product candidates or proprietary technologies.

Additionally, the Unitary Patent/Unified Patent Court (“UPC”) system in Europe became fully operational in June 2023.

•
The new court may be associated with greater degrees of uncertainty in litigation, with respect to both planning and outcome.
•
Subject to current transitional provisions, which are currently scheduled to expire in May 2030, published European patent applications and European patents can be opted out of the jurisdiction of the UPC. The timing and form of an opt-out can be important to its effectiveness and the opt-out status may affect the litigation strategy options available, including choice of forum.

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

Issued patents covering our products or product candidates could be found invalid or unenforceable if challenged in court or the USPTO.

If we or one of our licensing partners initiate legal proceedings against a third-party to enforce a patent covering one of our products or product candidates, the defendant could counterclaim that the patent covering our product or product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third-party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include inter parties review, ex parte re-examination, post-grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, EP3816625, EP4218804, and EP4358995 are currently subject to opposition proceedings in Europe, while JP6823167 and JP7344337 are the subject of invalidation trials in Japan. Such proceedings are expensive and could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology, products, and product candidates.

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

As another example, in Europe, a new unitary patent system became effective in June 2023, which may significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unified Patent Court (“UPC”). As the UPC is a new court system, there is little precedent for the court, increasing the uncertainty of any litigation. Subject to current transitional provisions, which are currently scheduled to expire in May 2030, published European patent applications and European patents can be opted out of the jurisdiction of the UPC and remain or be validated as national patents in the UPC countries. However, the timing and form of an opt-out can be important to its effectiveness and the opt-out status may affect the litigation strategy options available, including choice of forum. Patents that remain under the jurisdiction of the UPC are potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.

Patent terms may result in inadequate protection for our product or product candidates, and we may be unable to obtain patent term extensions and data exclusivity for our product or product candidates, resulting in material harm to our business.

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

We are a biopharmaceutical company formed in 2012 and our operations to date have been focused on research and development of monoclonal antibodies that selectively inhibit activation of growth factors for therapeutic effect. Although we have recently received approval from the FDA for ISEMBYLD, we have previously had no products approved for commercial sale. We have generated limited revenue from product sales to date, but we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception. For the nine months ended September 30, 2026 and 2025, we reported a net loss of $322.6 million and $287.0 million, respectively. We have incurred losses since our inception, and as of September 30, 2026, we had an accumulated deficit of $1.6 billion. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product and product candidates, apitegromab in other indications, SRK-181, SRK-439, and any future product candidates and prepare for the commercialization of ISEMBYLD.

To become and remain profitable, we or any current or potential future collaborators must develop and eventually commercialize products with significant market potential and favorable pricing. This will require us to be successful in a range of challenging activities, including completing nonclinical studies and clinical trials, receiving and retaining marketing approval for product and product candidates, manufacturing, marketing and selling products for which we may receive marketing approval and satisfying any post-marketing requirements. We may never succeed in any or all of these activities and, even if we do, we may never generate revenue that is significant or large enough to achieve profitability. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable could decrease the value of our company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

We will continue to incur substantial research and development and other expenditures to evaluate ISEMBYLD and develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require additional capital to fund our operations and if we fail to obtain necessary capital, we will not be able to complete the development and commercialization of ISEMBYLD, SRK-181, SRK-439 and any future product candidates.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts of cash to conduct further research and development, including clinical trials for apitegromab indications and nonclinical studies and clinical trials for SRK-439 and any future product candidates, to seek regulatory approvals for our product and product candidates and to launch and commercialize ISEMBYLD and any other products for which we receive regulatory approval. As of September 30, 2026, we had approximately $413.6 million in cash, cash equivalents and marketable securities. Based on our current operating model, we believe that our existing cash, cash equivalents, and marketable securities as of September 30, 2026, together with the cash available under our debt facility and our anticipated product revenues, will be sufficient to fund our operating expenses and capital expenditure requirements into 2028. However, our future capital requirements and the period for which our existing resources will support our operations may vary significantly from what we expect, and we will in any event require additional capital in order to complete clinical development of any of our current programs. Our monthly spending levels will vary based on new and ongoing development and corporate activities. Because the length of time and activities associated with development of our product and product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities. Additionally, any program setbacks or delays due to changes in federal or state laws or clinical site or clinical vendor policies as a result of the impacts of current macroeconomic and geopolitical events, increasing rates of inflation, tariff policies and rising interest rates could impact our programs and increase our expenditures. Our future funding requirements, both near and long-term, will depend on many factors, including, but not limited to:

•
the initiation, progress, timing, completion, costs and results of clinical trials for our current and any future product and product candidates;
•
the clinical development plans we establish for our product candidates;
•
the number and characteristics of product candidates that we identify and develop;

•
the terms of any collaboration, strategic alliance, or licensing agreements we are currently party to or may choose to enter into in the future;
•
the outcome, timing and cost of meeting regulatory requirements established by the FDA, the EMA, the PMDA, and other comparable foreign regulatory authorities;
•
the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•
the cost of defending intellectual property disputes, including patent infringement actions brought by third parties against us or our product and product candidates;
•
the effect of competing technological and market developments;
•
the cost and timing of developing research cell lines and development and completion of commercial scale outsourced manufacturing activities;
•
the impact of any business interruptions to our operations, including the timing and enrollment of patients in our planned clinical trials, or to those of our manufacturers, suppliers, or other vendors resulting from pandemics or similar public health crises or macroeconomic conditions; and
•
the cost of establishing sales, marketing and distribution capabilities for any product and product candidates for which we may receive regulatory approval in regions where we choose to commercialize our products on our own.

We do not have any committed external source of funds or other support for our development efforts. Until we can generate sufficient product or royalty revenue to finance our cash requirements, which we may never do, we expect to finance our future cash needs through a combination of public or private equity offerings, debt financings, collaborations, strategic alliances, licensing arrangements and other marketing or distribution arrangements. If we raise additional funds through public or private equity offerings, the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. Further, to the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, your ownership interest will be diluted. In addition, any debt financing may subject us to fixed payment obligations and covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional capital through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish certain valuable rights to our product and product candidates, technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. We also could be required to seek collaborators for apitegromab in other indications, SRK-181, SRK-439 or any future product candidate at an earlier stage than otherwise would be desirable or relinquish our rights to product and product candidates or technologies that we otherwise would seek to develop or commercialize ourselves. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of apitegromab, SRK-181, SRK-439 or one or more of our future product candidates or other research and development initiatives. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

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

As of September 30, 2026, the fair value of our cash, cash equivalents and investments in our marketable debt securities portfolio was approximately $413.6 million and consisted primarily of investments in money market funds and U.S. treasury obligations and government agency securities. Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer with respect to the underlying securities, and continued instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security.

At September 30, 2026, we had $20,000 in net unrealized losses in our marketable securities available-for-sale portfolio, and unrealized losses in our securities portfolio may increase in the future due to the aforementioned economic factors. While our goal is to hold each security until maturity, that may not be possible in light of our policy to preserve capital and liquidity and because investment in securities with unrealized losses has a diminished utility as a source of liquidity prior to maturity. Selling securities with an unrealized loss would result in the realization of such losses, which could have an adverse effect on our financial condition and results of operations.

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

As of September 30, 2026, our executive officers, directors and their affiliates beneficially hold, in the aggregate, approximately 8% of our outstanding voting stock. These stockholders, acting together, are able to significantly influence all matters requiring stockholder approval. For example, these stockholders are able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We no longer qualify as a smaller reporting company as of January 1, 2026, which will increase our costs and demands on management.

Based on the market value of our common stock held by our non-affiliates as of June 30, 2025, we are no longer a smaller reporting company as of January 1, 2026, and are subject to additional disclosure and compliance requirements. Due to this transition, we have and expect to continue to devote significant time and effort to implement and comply with the additional standards, rules and regulations that apply to us upon losing our smaller reporting company status. Compliance with the additional requirements also increases our legal, accounting and financial compliance costs.

As a smaller reporting company, we availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002. Upon losing our smaller reporting company status beginning with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, we are no longer able to rely on the scaled disclosure requirements and other accommodations available to smaller reporting companies. This requires us to provide additional disclosures in our periodic reports, including more detailed executive compensation disclosures and additional financial statement information. The transition from smaller reporting company status requires significant resources, including additional personnel, enhanced systems and processes, and increased professional fees for accounting, legal, and compliance services. We need to implement more comprehensive internal controls and procedures to meet the heightened requirements applicable to larger public companies. Due to the complexity and logistical difficulty of implementing the standards, rules and regulations that apply to non-smaller reporting companies, there is an increased risk that we may be found to be in non-compliance with such standards, rules and regulations or to have significant deficiencies or material weaknesses in our internal controls over financial reporting. Any failure to maintain effective disclosure controls and internal control over financial reporting could materially and adversely affect our business, results of operations and financial condition, and could cause a decline in the trading price of our common stock.

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

As of September 30, 2026, approximately 10,558,065 shares of our common stock were reserved for issuance upon exercise of pre-funded warrants, which are already included in our calculation of our weighted average common shares outstanding. Additionally, 11,124,210 shares of our common stock were reserved for issuance upon exercise of outstanding stock options, vested restricted stock units and vested performance stock units. The exercise of these securities will result in a significant increase in the number of outstanding shares and substantially dilute the ownership interests of our existing stockholders. The shares underlying the equity awards from our equity plans are registered on a Form S-8 registration statement. As a result, upon vesting these shares can be freely exercised and sold in the public market upon issuance, subject to volume limitations applicable to affiliates. The exercise of options and the subsequent sale of the underlying common stock could cause a decline in our stock price.

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

From January 1, 2026 through September 30, 2026, we sold 3,543,692 shares of our common stock resulting in net proceeds to us of $160.8 million pursuant to the Jefferies sales agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

(c)

Trading Plans

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1 (f)) adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(c) of Regulation S-K of the Exchange Act.

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

SCHOLAR ROCK HOLDING CORPORATION

Date: November 10, 2026	By:	/s/ David Hallal
David Hallal Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Vikas Sinha
Vikas Sinha Chief Financial Officer (Principal Financial and Accounting Officer)